Form 10-Q
period 2004-07-31
JACKSON HEWITT TAX SERVICE INC
filed 2004-09-13
CIK 1283552

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-32215

Jackson Hewitt Tax Service Inc.

A DELAWARE CORPORATION	I.R.S. EMPLOYER IDENTIFICATION NO. 20-0779692

7 Sylvan Way Parsippany, New Jersey 07054 Telephone Number (973) 496-1040

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days: Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities and Exchange Act of 1934): Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock was 37,600,890 as of July 31, 2004.

Jackson Hewitt Tax Service Inc.

TABLE OF CONTENTS

Description

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended July 31,
	2004	2003
Revenues
Franchise operations revenues:
Royalty	$600	$244
Marketing and advertising	275	116
Financial product fees	1,702	607
Other financial product revenue	3,496	2,256
Other	2,259	1,925
Service revenue from company-owned office operations	451	624
Net revenues	8,783	5,772

Expenses
Cost of franchise operations	6,854	6,129
Marketing and advertising	2,212	1,786
Cost of company-owned office operations	4,617	4,278
Selling, general and administrative	10,480	11,070
Depreciation and amortization	2,839	3,104
Total expenses	27,002	26,367

Loss from operations	(18,219)	(20,595)
Other income/(expense):
Interest income	152	156
Interest expense	(757)	(68)
Loss before income taxes	(18,824)	(20,507)
Benefit for income taxes	(7,378)	(8,147)
Net loss	$(11,446)	$(12,360)

Loss per share
Basic and Diluted	$(0.30)	$(0.33)

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	As of
	July 31, 2004	April 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$18,911	$5,266
Accounts receivable, net of allowance for doubtful accounts of $1,316 and $1,121	6,127	31,315
Notes receivable, net	2,779	1,944
Prepaid expenses	4,945	4,810
Deferred income taxes	5,092	5,074
Total current assets	37,854	48,409

Property and equipment, net	35,616	37,347
Goodwill	392,371	392,368
Other intangibles, net	89,230	89,902
Due from Cendant Corporation	—	143,985
Notes receivable, net	2,195	1,985
Other non-current assets	15,255	11,946
Total assets	$572,521	$725,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,222	$31,653

Total current liabilities	26,222	31,653

Deferred income taxes	21,581	26,335
Long-term debt	175,000	—
Other non-current liabilities	8,874	12,858
Total liabilities	231,677	70,846

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share—authorized 200,000,000 shares; issued and outstanding, 37,600,890 and 37,500,000 shares	376	375
Additional paid-in capital	348,276	475,844
(Accumulated deficit) retained earnings	(7,808)	178,877
Total stockholders’ equity	340,844	655,096
Total liabilities and stockholders’ equity	$572,521	$725,942

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended July 31,
	2004	2003
Operating Activities:
Net loss	$(11,446)	$(12,360)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,839	3,104
Loss on disposal of assets	—	2
Amortization of extended warranty product revenue	(394)	(194)
Amortization of development advances	241	212
Amortization of deferred financing fees	49	—
Provision for uncollectible receivables	325	129
Decrease of bad debt reserve	—	(2,001)
Stock-based compensation	4,955	—
Provision for litigation settlement	—	8,044
Deferred income taxes	(4,772)	(9,221)
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	24,863	4,122
Notes receivable	(1,045)	(1,010)
Prepaid expenses	(135)	(65)
Other non-current assets	(143)	405
Accounts payable and accrued liabilities	(6,325)	(5,238)
Other non-current liabilities	(2,621)	2,205
Net cash provided by (used in) operating activities	6,391	(11,866)

Investing Activities:
Capital expenditures	(436)	(336)
Funding of development advances	(1,556)	(1,308)
Net assets acquired	(3)	(1,024)
Net cash used in investing activities	(1,995)	(2,668)

Financing Activities:
Proceeds from issuance of notes	175,000	—
Cash portion of special dividend to Cendant Corporation	(175,000)	—
Debt issuance costs	(2,884)	—
Decrease in Due from Cendant Corporation	12,133	13,364
Net cash provided by financing activities	9,249	13,364

Net increase (decrease) in cash and cash equivalents	13,645	(1,170)
Cash and cash equivalents, beginning of period	5,266	1,543
Cash and cash equivalents, end of period	$18,911	$373

Supplemental Disclosure of Non-Cash Transactions:
Special Dividend – Distribution of Due from Cendant Corporation	$131,852	$—

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

1.    BACKGROUND AND BASIS OF PRESENTATION

Initial Public Offering

On June 25, 2004, Cendant Corporation (“Cendant”) divested 100% of its ownership interest in Jackson Hewitt Tax Service Inc. (“JHTS” or the “Company”) through an initial public offering (“IPO”). JHTS did not receive any proceeds from the sale of the Company’s common stock by Cendant.  In contemplation of the IPO, JHTS declared a stock dividend, which increased the number of common shares outstanding from 100 to 37.5 million. Stockholders’ equity has been adjusted retroactively for the effect of the stock dividend for all periods presented prior to the separation from Cendant.

JHTS was incorporated in Delaware on February 20, 2004. Simultaneous with the incorporation of JHTS, Cendant contributed all outstanding shares of Jackson Hewitt Inc., a Virginia corporation, to JHTS.  Jackson Hewitt Inc. is a 100% owned subsidiary of JHTS.  JHTS accounted for the contribution of outstanding shares as a change in reporting entities under common control and has recognized the outstanding shares at their carrying amounts at the date of transfer. Accordingly, the accompanying consolidated financial statements have been prepared as though JHTS existed throughout the periods presented.

Description of Business

Under the brand name Jackson Hewitt, JHTS provides computerized preparation of federal and state personal income tax returns through a network of franchised and company-owned offices. The consolidated financial statements include the accounts and transactions of JHTS and its subsidiaries as well as entities in which JHTS directly or indirectly has a controlling financial interest.

Basis of Presentation

The accompanying consolidated financial statements as of April 30, 2004 and for the three months ended July 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the Company’s consolidated financial statements and other financial information for the fiscal year ended April 30, 2004, which are included in the Company’s registration statement on Form S-1 filed with the SEC on June 21, 2004.

In presenting the consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the consolidated financial statements contain all normal and recurring adjustments necessary for a fair presentation of interim results reported.  The results of operations reported for interim periods are not necessarily indicative of the results of operations to be experienced for the entire fiscal year or any subsequent interim period.

The Company’s results of operations and cash flows for the period from May 1, 2004 through the IPO date and for the three months ended July 31, 2003, reflect the historical results of operations and cash flows of the business divested by Cendant in the IPO.  As a result, the accompanying consolidated financial statements may not necessarily reflect the Company’s results of operations and cash flows in the future or what the Company’s results of operations and cash flows would have been had it been a stand-alone public company during these periods.  See Note 7, “Related Party Transactions,” for a more detailed description of transactions with Cendant.

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is solely comprised of net income (loss).

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

Effective with the IPO, the Company adopted an equity and incentive plan under which the Company’s employees and selected others may be granted certain equity-based awards.  As discussed more fully below, the Company accounts for such stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”).

Prior to the IPO, Cendant common stock awards were granted to the Company’s employees under Cendant’s stock plans. Prior to January 1, 2003, the Company measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board Opinion No. 25, as permitted by SFAS 123. Accordingly, the Company did not recognize compensation expense upon the issuance of its stock options to employees because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the date of grant. Therefore, the Company was not allocated compensation expense upon Cendant’s issuance of stock options to the Company’s employees.

On January 1, 2003, the Company (in conjunction with Cendant’s adoption) adopted the fair value method of accounting for stock-based compensation provisions of SFAS 123. The Company also adopted SFAS 148 in its entirety on January 1, 2003, which amended SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting. As a result, the Company now expenses all employee stock awards over their vesting period, which is typically four years, based upon the fair value of the award on the date of grant.   The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model.  As the Company elected to use the prospective transition method, Cendant allocated expense to the Company only for employee stock awards that were granted or modified subsequent to December 31, 2002.

The following table illustrates the effect on net loss and loss per share for the three months ended July 31, 2003 as if the fair value based method had been applied to all employee stock awards granted by Cendant to the Company’s employees.

For the Three Months Ended July 31, 2003

Reported net loss	$(12,360)
Add back: Stock-based employee compensation expense included in reported net loss, net of tax	81

Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(239)
Pro forma net loss	$(12,518)

Pro forma loss per share:
Basic and diluted	$(0.33)

See Note 9, “Stock-Based Compensation,” for a more detailed description of the awards granted under the Company’s equity and incentive plan.

Revenue Recognition – Other Financial Product Revenue

Other financial product revenue is solely related to the facilitation of refund anticipation loans.  In addition to the fixed fees recorded in financial product fees revenue the Company earns from the facilitation of refund anticipation loans, the Company earned other financial product revenue equal to a portion (ranging from 59% to 100%) of the difference between finance fees paid by customers throughout the Company’s network to the financial institutions and loan amounts that the financial institutions were unable to collect.  The finance fees were calculated as a percentage (typically 3%) of the total loan amount (subject to a minimum and maximum fee). The financial institutions maintained the finance fees as a reserve against uncollected loans. Other financial product revenue was recognized only to the extent that the reserves maintained by the lending financial institutions exceeded the uncollected loans made by these financial institutions at the end of each reporting period.  Other financial product revenue has varied in the past based upon the financial institutions’ ability to manage credit risk and collect loan balances either through the remittance of refunds from the IRS or from the customers.

To reduce the variability of other financial product revenue, the Company executed a new agreement on May 5, 2004 with Santa Barbara Bank & Trust (“SBB&T”), the provider in fiscal 2004 of approximately 80% of the refund anticipation loans that the Company facilitates.  Under the new agreement, in lieu of earning revenue based upon the amount of finance fees and uncollected

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

loans, effective with the 2005 tax season, the Company will earn primarily a fixed fee based upon the number of refund anticipation loans facilitated during the tax season. Under the Company’s current agreement with Household Tax Masters Inc., its other provider of refund anticipation loans, the Company will continue to earn other financial product revenue based on the amount of finance fees collected and uncollected loans.

Marketing and Advertising Expenses

Marketing and advertising costs are expensed in the period the advertising occurs.  Advertising expense amounted to $785 and $621 for the three months ended July 31, 2004 and 2003, respectively.

3.    GOODWILL AND OTHER INTANGIBLES, NET

Intangible assets as of July 31, 2004 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Franchise agreements (a)	$16,052	$(9,980)	$6,072
Customer relationships (b)	6,664	(4,506)	2,158
	$22,716	$(14,486)	$8,230

Unamortized intangible assets:
Goodwill	$392,371
Jackson Hewitt trademark	$81,000

(a)  Amortized over a period of 10 years.

(b)  Amortized over a period of 5 years.

The changes in the carrying amount of goodwill by segment are as follows:

	Franchise Operations	Company- Owned Office Operations	Total

Balance at April 30, 2004	$336,767	$55,601	$392,368
Additions	—	3	3
Balance at July 31, 2004	$336,767	$55,604	$392,371

Amortization expense relating to the Company’s amortizable intangible assets was as follows:

	For the Three Months Ended July 31,
	2004	2003

Franchise agreements	$401	$375
Customer relationships	271	656
Total	$672	$1,031

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

Estimated amortization expense related to the Company’s amortizable intangible assets for each of the respective periods in the fiscal years ended April 30 is as follows:

Amount
Remaining nine months in fiscal 2005	$1,983
2006	2,393
2007	2,151
2008	1,150
2009	105
Thereafter	448
Total	$8,230

4.    NOTES RECEIVABLE, NET

The Company finances a portion of the initial franchise fee associated with new territory sales under promissory notes receivable from franchisees. These notes accrue interest annually, ranging from 8% to 12%, and are typically due in four annual installments, including accrued interest, at February 28th of each year. These notes are recorded on the Company’s Consolidated Balance Sheets at cost, and are reviewed periodically for collectibility based on the underlying franchisee’s payment history, financial status and revenue base. The resulting provision is included within cost of franchise operations on the Company’s Consolidated Statements of Operations.

	As of
	July 31, 2004	April 30, 2004

Notes receivable	$8,745	$7,480
Less allowance for uncollectible amounts	(3,771)	(3,551)
Notes receivable, net	4,974	3,929
Less current portion	2,779	1,944
Notes receivable, net—non-current	$2,195	$1,985

5.    DEVELOPMENT ADVANCES

The Company maintains a program to advance monies to independent tax practices to assist in the conversion of their operations to the Jackson Hewitt brand and to further expand their businesses. These development advances are capitalized and made in the form of promissory notes that are forgivable over a 10-year period subject to the achievement of certain performance standards. Advances were $7,931 and $6,616 as of July 31, 2004 and April 30, 2004, respectively, and are included in other non-current assets on the Consolidated Balance Sheets.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

6.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	As of
	July 31, 2004	April 30, 2004

Accounts payable	$1,365	$2,168
State income taxes payable	1,560	1,473
Accrued payroll and related liabilities	4,788	6,653
Legal settlement	3,597	2,672
Deferred warranty income	5,525	5,508
Accrued marketing and advertising	4,962	8,946
Accrued purchase price	1,301	1,814
Other accrued liabilities	3,124	2,419
Total accounts payable and accrued liabilities	$26,222	$31,653

7.    RELATED PARTY TRANSACTIONS

Special Dividend Paid to Cendant

Upon completion of the IPO in June 2004, the Company declared a special dividend to Cendant in the amount of $306,852 (the “Special Dividend”).  The $175,000 cash portion of this Special Dividend was funded entirely from the net proceeds of the Floating Rate Senior Notes (see Note 8, “Long-Term Debt and Credit Facility”).  The remaining $131,852 represents the distribution of a receivable from Cendant.

The Company recorded the Special Dividend as a reduction to retained earnings of $175,239 and a reduction to additional paid-in capital of $131,613.  The amount by which retained earnings was reduced represents the accumulation of all earnings by the Company up to the IPO date at which time the Company began operating as a separate public company.

Allocation and Funding of Expenses

Through the IPO date, the Company was allocated general corporate overhead expenses from Cendant for corporate-related functions as well as other expenses directly attributable to the Company. Cendant allocated corporate overhead to the Company based on a percentage of the Company’s forecasted revenues and allocated other expenses that directly benefited the Company based on the Company’s actual utilization of the services. Corporate expense allocations included executive management, finance, human resources, information technology, legal and real estate facility usage. These amounts are included in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company believes the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Cendant to the Company were reasonable and represented the amounts that would have been incurred if the Company had performed these functions as a stand-alone company.

All allocated overhead expenses as well as direct charges were included in Due from Cendant in the Consolidated Balance Sheets. No interest was charged by Cendant or received by the Company in any period presented with respect to intercompany balances. Cendant used cash swept from the Company’s bank accounts to fund these disbursements.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

The major categories of intercompany activity between the Company and Cendant were as follows:

	For the Period From May 1, 2004 to the IPO Date	For the Three Months Ended July 31, 2003

Due from Cendant as of April 30, 2004 and 2003	$143,985	$93,664
Corporate allocations	(750)	(1,232)
Payroll and related	(5,461)	(8,620)
Accounts payable funding	(12,878)	(7,856)
Income taxes	2,509	406
Cash sweeps	4,447	3,938
Subtotal	(12,133)	(13,364)
Special dividend - distribution of Due from Cendant	(131,852)	—
Due from Cendant as of the IPO date and July 31, 2003	$—	$80,300

Transitional Agreement and Other Related Agreements

Upon completion of the IPO, the Company entered into a transitional agreement with Cendant to provide for an orderly transition to being an independent company and to govern the continuing arrangements between the Company and Cendant. The Company also entered into a sublease agreement for its New Jersey corporate headquarters and a sublease assignment and assumption agreement for its technology facility in Sarasota, Florida. Under the transitional agreement, Cendant agreed to provide the Company with various services, including services relating to facilities, human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, tax support, event marketing, franchise field audit services, telecommunications services, information technology services, call support services and public and regulatory affairs. The transitional agreement also contains agreements relating to indemnification, tax sharing and tax indemnification, access to information and non-solicitation of employees.

Under the transitional agreement, the cost of each transitional service generally reflects the same payment terms and is calculated using the same cost allocation methodologies for the particular service as those associated with the costs in the Company’s historical financial statements. The transitional agreement was negotiated in the context of a parent-subsidiary relationship.  The provisions of many services were transitioned at similar costs to those allocated by Cendant historically. Additionally, all of the services provided under the transitional agreement may be terminated by the Company, without penalty, upon not less than 30 days prior written notice to Cendant, except for information technology services which will require a termination payment to Cendant in an amount equal to the unamortized lease costs of computer hardware specific to the Company’s mainframe environment, as well as for any unpaid actual costs incurred by Cendant with respect to these services.  There are no fixed or minimum contractual purchase obligations under the transitional agreement.

For the period from the IPO date through July 31, 2004, the Company incurred $186 of expenses related to such transitional and other related agreements with Cendant.

8.     LONG-TERM DEBT AND CREDIT FACILITY

Floating Rate Senior Notes

On June 25, 2004, the Company issued $175,000 of five-year floating rate senior unsecured notes that mature on June 25, 2009 (the “Notes”).  The proceeds from the sale of the Notes issuance were used to fund the cash portion of the Special Dividend paid to Cendant on that date.  The Notes bear interest based on the three-month LIBOR plus 1.5%, which is 3.06% for the three-month period beginning June 25, 2004. Interest is payable quarterly in March, June, September and December, with the first payment commencing in September 2004.  The Company is required to pay the entire principal amount on June 25, 2009, but has the option to prepay all or a portion of the Notes at any time on or after June 25, 2005.

Interest expense related to amounts outstanding under the Notes amounted to $550 for the period from June 25 through July 31, 2004.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

In connection with the issuance of the Notes, the Company incurred $1,471 of financing fees which have been deferred and are being amortized to interest expense over the life of the Notes.  Amortization of such fees amounted to $25 for the period from June 25 through July 31, 2004.  Unamortized financing fees as of July 31, 2004 amounted to $1,446, which is included in other non-current assets.

Credit Facility

On June 25, 2004, the Company entered into a $100,000 five-year revolving credit facility (the “Credit Facility”), which expires on June 25, 2009.  Borrowings under the Credit Facility are to be used to finance working capital needs, potential acquisitions and other general corporate purposes of the Company.  The Credit Facility provides for loans in the form of Eurodollar or Alternate Base Rate borrowings.  Eurodollar borrowings bear interest at the adjusted LIBOR, as defined in the Credit Facility, plus 1.25% per annum.  Alternate Base Rate borrowings bear interest primarily at the prime rate, as defined in the agreement, plus 0.25% per annum.  The Company may also use the Credit Facility to issue letters of credit for general corporate purposes.  The Credit Facility carries a facility fee of 0.25% of the total commitment amount of $100,000, which is payable quarterly.  Any borrowings made under the Credit Facility must be repaid by the maturity date of the Credit Facility of June 25, 2009.

In connection with entering into the Credit Facility, the Company incurred $1,413 of financing fees, which have been deferred and are being amortized to interest expense over the 5-year term of the Credit Facility.  Amortization of financing fees amounted to $24 for the period from June 25 through July 31, 2004.  Unamortized financing fees as of July 31, 2004 amounted to $1,389, which is included in other non-current assets.

There were no borrowings outstanding under the Credit Facility as of July 31, 2004.

The Credit Facility agreement contains covenants, including the requirement that the Company maintain certain financial covenants, including a maximum consolidated leverage ratio of 3.25 to 1.00 and a minimum consolidated fixed charge coverage ratio of 3.00 to 1.00 each through April 30, 2005. The consolidated leverage ratio is the ratio of consolidated debt to consolidated EBITDA (or earnings before interest, taxes, depreciation and amortization), each as defined in the Credit Facility. The consolidated fixed charge coverage ratio is the ratio of consolidated EBITDA to consolidated fixed charges.  Consolidated fixed charges include consolidated interest expense and regular quarterly dividends paid on the Company’s common stock, each as defined in the Credit Facility.

The Credit Facility contains various customary restrictive covenants that limit the Company’s ability to, among other things, (i) incur additional indebtedness or guarantees, (ii) create liens or other encumbrances on the Company’s property, (iii) enter into a merger or similar transaction, (iv) sell or transfer any of the Company’s property except in the ordinary course of business, and (v) make dividend and other restricted payments.  In addition, the Credit Facility limits the maximum amount of restricted payments to 30% of the Company’s cumulative consolidated net income for the period commencing on May 1, 2003 and ending on April 30 of the fiscal year preceding the year in which such restricted payments are made.

The agreement governing the Notes contains substantially similar provisions and covenants to those contained in the Credit Facility, as well as customary event of default provisions and other terms and conditions that are consistent with those contained in similar debt obligations of issuers with a credit quality similar to the Company’s.

As of July 31, 2004, the Company was in compliance with these covenants.

9.    STOCK-BASED COMPENSATION

Stock Compensation Plans

Following the IPO, the Company adopted the 2004 Equity and Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and/or other stock- or cash-based awards representing JHTS common stock to non-employee directors, officers, employees, advisors and consultants who are selected by the Company’s compensation committee for participation in the plan.  In addition, the Company has authorized a stock purchase plan under which eligible employees have the ability to purchase shares of JHTS common stock at 95% of market value.  No stock has been offered for purchase under this plan as of July 31, 2004.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

Exchange Transaction

Prior to the IPO, certain employees of the Company were granted stock options and RSUs under Cendant’s stock-based compensation plans.  In connection with the IPO and pursuant to the consent of each holder, the Company issued 903,935 vested stock options and 100,890 shares of common stock to employees in exchange for their Cendant stock options and RSUs.  The exchange transaction was structured to provide the same relative value to employees as the Cendant awards held by such employees prior to the IPO.  As a result of the exchange transaction, the Company recorded compensation expense of $4,508, of which $1,865 is related to the issuance of vested stock options and $2,643 is related to the issuance of common stock, which is included in selling, general and administrative expenses on the Consolidated Statement of Operations for the three months ended July 31, 2004.

Stock Options

Under the Company’s stock compensation plan, stock options, except stock options granted pursuant to the exchange transaction described above, are generally granted with an exercise price equal to the market price of a share of common stock on the date of grant, have a term of ten years or less and vest within four years from the date of grant.  As of July 31, 2004, there were approximately 4 million stock options authorized for grant to purchase JHTS common stock under the Company’s stock compensation plan, including the stock options issued by the Company in exchange for Cendant stock options at the IPO date.

Following the IPO, the Company recorded a $1,865 charge to compensation expense in the three months ended July 31, 2004 representing the issuance of 903,935 vested stock options granted to employees in exchange for their Cendant options.  In addition, the Company granted new stock options to employees to purchase approximately 1.1 million shares of common stock and recognized compensation expense of $164 in the three months ended July 31, 2004.

The tables below summarize the status of the Company’s stock options as of July 31, 2004:

	Number of Options	Weighted Average Exercise Price

Cendant stock options related to the Company’s employees prior to the IPO as of April 30, 2004	1,396,595	$16.06

Converted JHTS stock options from Cendant stock options at the IPO date	903,935	$13.97
Granted	1,129,987	$17.00
JHTS stock options outstanding as of July 31, 2004.	2,033,922	$15.66

The table below summarizes information regarding outstanding and exercisable JHTS stock options issued to employees as of July 31, 2004:

	Options Outstanding			Exercisable Options
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.01 to $10.00	65,641	7.3	$9.07	65,641	$9.07
$10.01 to $16.00	804,785	6.5	$14.24	804,784	$14.24
$16.01 to $20.00	1,163,496	9.7	$17.01	33,510	$17.19
	2,033,922		$15.66	903,935	$13.97

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

The weighted average grant date fair value of the JHTS stock options granted during the three months ended July 31, 2004 was $6.01.  The fair value of these stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the stock options granted in the three months ended July 31, 2004:

Dividend yield	1.7%
Expected volatility	31.3%
Risk-free interest rate	4.4%
Expected holding period (years)	7.5

Restricted Stock Units

Following the IPO, Cendant RSUs held by the Company’s employees were cancelled and converted into JHTS awards.  As a result, the Company issued 100,890 shares of JHTS common stock in exchange for the unvested Cendant RSUs held by such employees and recorded a charge of $2,643 as compensation expense in the three months ended July 31, 2004.

The following table presents the total number of shares of common stock represented by RSUs granted to the Company’s employees and non-employee directors, including those granted in connection with the exchange transaction as of July 31, 2004.

	RSUs	Weighted Average Grant Price
Cendant RSUs related to the Company’s employees as of April 30, 2004	106,497	$13.76
Transferred (1)	8,844	$13.64
Forfeited (2)	(5,718)	$13.64
Cendant RSUs to be exchanged for JHTS common stock at the IPO date	109,623	$13.76

JHTS awards issued in exchange for unvested Cendant RSUs at the IPO date	100,890	$17.29
Vested	(100,890)	$17.29
Granted at fair value	16,247	$17.11
Ending balance	16,247	$17.11

(1)          Represents RSUs attributable to the movement of employees between the Company and Cendant.

(2)          Represents RSUs attributable to employees who departed from the Company prior to the IPO date.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

10.     LOSS PER SHARE

The computation of basic loss per share is calculated by dividing the Company’s net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to the dilution, if any, arising from stock options outstanding.

The following table presents the computation of basic and diluted loss per share:

	For the Three Months Ended July 31,
	2004	2003

Net loss, basic and diluted	$(11,446)	$(12,360)
Weighted average shares outstanding (000’s):
Basic and Diluted	37,547	37,500
Loss per share:
Basic and Diluted	$(0.30)	$(0.33)

	For the Three Months Ended July 31,
	2004	2003

Securities excluded from the computation of diluted loss per common share (000’s):
Stock options (1)	2,034	—

(1)   These securities have been excluded from the diluted loss per common share calculation because their inclusion would have been antidilutive.

11.    SEGMENT INFORMATION

The Company manages and evaluates the operating results of its business in two segments:

•                  Franchise Operations – This segment consists of the operations of the Company’s franchise business, including royalty and marketing and advertising revenue, financial product fees, other financial product revenue and other revenue;

•                  Company-Owned Office Operations – This segment consists of the operations of the Company’s owned offices for which the Company earns service revenue for the preparation of tax returns and related services.

Management evaluates the operating results of each of its reportable segments based upon revenues and loss before income taxes.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

	Franchise Operations	Company- Owned Office Operations	Corporate(a)	Total

Three months ended July 31, 2004
Net revenues	$8,332	$451	$—	$8,783

Loss before income taxes	$(3,253)	$(6,268)	$(9,303)	$(18,824)

Three months ended July 31, 2003
Net revenues	$5,148	$624	$—	$5,772

Loss before income taxes	$(5,336)	$(5,810)	$(9,361)	$(20,507)

(a)          Represents unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development, as well as interest expense.  Beginning in the first quarter of fiscal 2005, corporate also includes incremental costs related to becoming a stand-alone public company, including additional insurance, stock-based compensation and Board of Director fees.

12.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On August 27, 2002, a plaintiff group comprising 154 franchisees filed an action against the Company and SBB&T in the Superior Court of New Jersey, Morris County. The suit alleged, among other things, that the Company breached an agreement with the plaintiffs by not paying them a portion of surpluses in refund anticipation loan loss reserves. The plaintiffs sought a declaratory judgment, an accounting, payment of an incentive rebate, unspecified compensatory and punitive damages, treble damages and attorneys’ fees. By an order dated December 6, 2002, the court dismissed the conversion and fraud counts of the complaint with prejudice. The plaintiffs filed an amended complaint on March 17, 2003. The parties submitted the matter to mediation in July 2003, which resulted in a settlement in which the Company agreed, among other things, to make a $2,000 cash payment, spend an additional $2,000 on regional advertising from 2004 through 2006, pay additional rebates to franchisees of up to $3.00 per refund anticipation loan processed during the 2004 through 2006 tax seasons, subject to performance criteria, and implement a temporary royalty fee reduction program for certain new franchise offices. On December 19, 2003, the court issued a ruling enforcing the settlement and dismissed the action with prejudice. As of July 31, 2004, 151 plaintiffs in the action have executed the settlement agreement, and one has appealed the enforcement order of December 19, 2003. Accordingly, a $10,410 charge was recognized in fiscal 2004 of which $8,044 was recorded in the first quarter of fiscal 2004 and is included within selling, general and administrative expense on the accompanying Consolidated Statement of Operations.

On April 4, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against SBB&T and the Company in the Superior Court of California (Santa Barbara) in connection with the provision of refund anticipation loans, seeking declaratory relief as to the lawfulness of the practice of cross-lender debt collection, the validity of Santa Barbara’s cross-lender debt collection provision and whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent. The Company was joined in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T.  The Company filed a demurrer to the complaint.  The Court denied the demurrer and granted leave to plaintiffs to amend their complaint. Ms. Hood has also filed a separate suit against the Company and Cendant on December 18, 2003 in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. The allegations relate to the same set of facts as the California action. In January 2004, the Company filed a motion to remove this case to federal court in Ohio and also moved the federal court to stay, or dismiss, the Ohio action while permitting the California action to proceed. The case was remanded to state court where the Company has filed its motion to stay or dismiss, which is pending. While this matter is at a preliminary stage, the Company believes that it has meritorious defenses to the claims and intends to defend them vigorously.

On June 18, 2004, Myron Benton brought a purported class action against SBB&T and the Company in the Supreme Court of the State of New York (County of New York) in connection with disclosures made in connection with the provision of refund anticipation loans, alleging that the disclosures and related practices are fraudulent and otherwise unlawful, and seeking equitable and monetary relief.  While this matter is at a preliminary stage, the Company believes it has meritorious defenses to the claims and intends to defend them vigorously.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

The Company is from time to time subject to other legal proceedings and claims in the ordinary course of business, none of which the Company believes are likely to have a material adverse effect on its financial position, results of operations or cash flows.  However, there can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13.    SUBSEQUENT EVENT

Declaration of Dividend

On August 19, 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable on October 15, 2004, to stockholders of record on September 27, 2004.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Management’s Discussion and Analysis of Financial Condition and Consolidated Financial Statements included in our initial registration on Form S-1 filed with the SEC on June 21, 2004.

FORWARD-LOOKING STATEMENTS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•                  our ability to achieve the same level of growth in revenues and profits that we have in the past;

•                  government initiatives that simplify tax return preparation, improve the timing and efficiency of processing tax returns or decrease the number of tax returns filed or the size of the refunds;

•                  government regulation and oversight, including regulation of refund anticipation loans;

•                  our exposure to litigation;

•                  our ability to protect our customers’ personal information;

•                  the success of our franchised offices and our ability to exert control over them;

•                  our responsibility to third parties for the acts of our franchisees;

•                  disruptions in our relationships with our franchisees;

•                  changes in our relationships with financial product providers that could affect our ability to facilitate the sale of financial products;

•                  changes in our relationships with retailers that could affect our growth and profitability;

•                  seasonality of our business and its effect on our stock price;

•                  our ability to sustain or negotiate services currently provided by Cendant at reasonable costs;

•                  competition from tax return preparation service providers;

•                  our ability to offer innovative new products and services;

•                  our reliance on electronic communications;

•                  our reliance on cash flow from subsidiaries;

•                  our compliance with debt and credit facility covenants;

•                  our exposure to increases in prevailing market interest rates;

•                  the effect of market conditions, general conditions in the tax return preparation industry or general economic conditions; and

•                  changes in accounting policies or practices.

Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described above in connection with any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law.  For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Overview

Jackson Hewitt Tax Service Inc. is the second largest paid tax return preparer in the United States, based on the number of tax returns filed by paid preparers, with a nationwide network comprised of 4,330 franchised offices and 605 company-owned offices during the 2004 tax season.  We have grown rapidly, more than doubling the number of offices in our network since 1998 and our annual volume of tax returns prepared since 1999. In 2004, our network filed 3.1 million tax returns, an increase of 11% as compared to 2003. Our revenues and operating income are primarily dependent on the successful operations of our franchise system and our company-owned offices.

We manage and evaluate the operating results of our business in two segments:

•                  Franchise operations: This segment consists of the operations of our franchise business, including royalty and marketing and advertising revenue, financial product fees, other financial product revenue and other revenue.

•                  Company-owned office operations: This segment consists of the operations of our company-owned offices for which we earn service revenue for the preparation of tax returns and related services.

Separation from Cendant and Related Party Transactions

Continuing Business Arrangements with Cendant Upon Separation

On June 25, 2004, Cendant Corporation completed an initial public offering, or an IPO, for the sale of 100% of its ownership interest in us.  Upon the completion of this offering, we entered into a transitional agreement with Cendant to provide for an orderly transition to being an independent company and to govern the continuing arrangements between us and Cendant. We also entered into a sublease agreement for our New Jersey corporate headquarters and a sublease assignment and assumption agreement for our technology facility in Sarasota, Florida.  Under the transitional agreement, Cendant agreed to provide us with various services, including services relating to facilities, human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, tax support, event marketing, franchise field audit services, telecommunications services, information technology services, call support services and public and regulatory affairs. The transitional agreement also contains agreements relating to indemnification, tax sharing and tax indemnification, access to information and non-solicitation of employees.

Periods Covered Under Transitional Agreement

The majority of the services covered in the transitional agreement will expire by December 31, 2005, with the exception of information technology services and telecommunications services, which will expire in June 2006 and June 2007, respectively. We do not expect any of the services provided under these agreements to expire before December 31, 2004. Additionally, all of the services provided under the transitional agreement may be terminated by us, without penalty, upon not less than 30 days prior written notice to Cendant, except for information technology services which will require a termination payment to Cendant in an amount equal to the unamortized lease costs of computer hardware specific to our mainframe environment, as well as for any unpaid actual costs incurred by Cendant with respect to these services. For almost all services provided, Cendant does not have the ability to terminate the provision of the services prior to the expiration date, with the exception of telecommunications services, franchise field audit services and call support services, which Cendant may terminate upon prior written notice to us of 180 days, 120 days, and 120 days, respectively. Cendant may terminate the sublease for our New Jersey corporate headquarters prior to the expiration date upon 120 days prior written notice, but Cendant is required to relocate us, at Cendant’s cost, to mutually acceptable office space.  As of August 31, 2004, we have not received any such notice from Cendant.

Cost of Transitional Agreement

Under the transitional agreement, the cost of each transitional service generally reflects the same payment terms and will be calculated using the same cost allocation methodologies for the particular service as those associated with the costs in our historical financial statements. The transitional agreement was negotiated in the context of a parent-subsidiary relationship. The provision of many of the services was transitioned at similar costs to those allocated by Cendant historically. After the expiration of the transitional agreement, we may not be able to replace these services in a timely manner or on terms and conditions, including cost, as favorable as those we have received from Cendant.

We have developed a plan to increase our own internal capabilities with respect to these transitional services. We expect to incur a substantial increase in costs for the following services: insurance coverage (specifically directors and officers and errors and omissions coverage); financial systems management; and employee benefits. As part of this plan, we have, or will have, expanded our accounting and finance team and implemented the necessary systems to manage the transition of these services and handle the additional responsibilities of operating as an independent public company. In addition, we have, or will have, expanded our capabilities in other functional areas such as human resources, legal and purchasing to enable us to adequately support and provide the services, which we have received historically from Cendant.

We have identified completion dates in our transition plan that coincide with the expiration dates for the services outlined in the transitional agreement. For example, for services we intend to perform internally, such as treasury and cash management, tax support, internal audit and purchasing support, we are currently recruiting individuals to fill these positions.  For services we intend to outsource to third-party service providers at the end of calendar year 2004, such as payroll, employee benefit plan administration and financial system implementation, we have begun the process of transitioning these services with completion planned during our third quarter of fiscal 2005. We expect to begin a similar selection process later this year for other services we intend to outsource during fiscal 2005, such as franchise field audit services and tax advisory services.

Prior Year Financial Statements

Our unaudited consolidated financial statements for the three months ended July 31, 2003 reflect the historical results of operations and cash flows of our business divested by Cendant in the IPO.  These consolidated financial statements may not necessarily reflect our results of operations and cash flows in the future or what our results of operations and cash flows would have been had we been a stand-alone public company during these periods.

Key Trends and Uncertainties Affecting Our Results

The following is a summary of the key trends and uncertainties that affected our financial results up through the period ended July 31, 2004.  Please also see “Forward-Looking Statements” for a discussion of uncertainties facing our business.

Our revenue has grown significantly over the past three years achieved, in part, through rapidly establishing offices in urban areas with large markets for our products.  The following are the key factors currently affecting our results:

•                  Seasonality of Revenue and Results of Operations - Given the seasonal nature of the tax preparation business, we have generated and expect to continue to generate substantially all of our revenues during the tax season period from January through April of each year, which overlaps our third and fourth quarters. During fiscal 2004, we generated approximately 91% of our revenues during this period. We generally operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.

•                  Franchise Business Model – A majority of our revenue is derived from our franchise system which has increased significantly over the past three years.  Our franchise model enables us to grow more quickly with less capital investment and lower operating expenses than if we directly operated all of the offices in our network.  The franchise model has an inherently higher profit margin than our company-owned offices, as our existing infrastructure permits additional franchise growth without significant additional fixed cost investment.

•                  Variability of Other Financial Product Revenue – In order to reduce the variability of our other financial product revenue, we executed a new agreement on May 5, 2004 with Santa Barbara Bank & Trust, or SBB&T, the provider in fiscal 2004 of approximately 80% of the refund anticipation loans that we facilitate.  Accordingly, we expect our revenues related to a large portion of our refund anticipation loans to become less variable beginning with our 2005 tax season.  Under the new agreement, we will earn primarily a fixed fee based upon the number of refund anticipation loans facilitated during the tax season through SBB&T in lieu of earning revenue based upon the amount of finance fees and uncollected loans.  We expect to earn most of our revenue during the filing season in conjunction with the filing of income tax returns and the facilitation of refund anticipation loans.  Given the reduced volatility under the new agreement, we expect this component of revenue to grow consistently with the number of refund anticipation loans facilitated through SBB&T.  Based on our historical experience, we do not currently expect that any remaining variable fees associated with the new agreement will have a material impact on our consolidated results of operations.

Expected Costs Associated with Being an Independent Public Company

In conjunction with being an independent public company effective June 2004, we expect to incur significant costs in fiscal 2005, which are incremental to our historical costs.  These costs are estimated to be $5.3 million and include: (i) $3.3 million related to directors and officers and errors and omissions insurance coverage, and Board of Directors fees, and (ii) $2.0 million associated with equity awards and increased compensation for our officers and employees.  In addition to the estimated $5.3 million of annual incremental public company costs, we incurred a charge during the first quarter of fiscal 2005 of $4.5 million in conjunction with the IPO related to the issuance of employee stock options and common stock in exchange for Cendant stock options and restricted stock units that were held by our employees prior to the IPO.

RESULTS OF OPERATIONS

Fiscal Quarter Ended July 31, 2004 as Compared to the Fiscal Quarter Ended July 31, 2003

Consolidated

Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

Consolidated Results of Operations	For the Three Months Ended July 31,
(in thousands):	2004	2003

Revenues
Franchise operations revenues:
Royalty	$600	$244
Marketing and advertising	275	116
Financial product fees	1,702	607
Other financial product revenue	3,496	2,256
Other	2,259	1,925
Service revenue from company-owned office operations	451	624
Net revenues	8,783	5,772

Expenses
Cost of franchise operations	6,854	6,129
Marketing and advertising	2,212	1,786
Cost of company-owned office operations	4,617	4,278
Selling, general and administrative	10,480	11,070
Depreciation and amortization	2,839	3,104
Total expenses	27,002	26,367

Loss from operations	(18,219)	(20,595)
Other income/(expense):
Interest income	152	156
Interest expense	(757)	(68)
Loss before income taxes	(18,824)	(20,507)
Benefit for income taxes	(7,378)	(8,147)
Net loss	$(11,446)	$(12,360)

Given the seasonality of our business, approximately 2% of the total tax returns prepared by our network in fiscal 2004 were prepared in the first and second fiscal quarters.  Consequently, the number of tax returns prepared during the first and second fiscal quarters and the corresponding revenue is not indicative of the overall trends of our business for the fiscal year.  Most tax returns prepared in the first and second fiscal quarters are related to tax returns for which filing extensions have been applied for by the customer or amended tax returns were filed.

Net revenues increased $3.0 million, or 52%, in the first quarter of fiscal 2005 as compared with the first quarter of fiscal 2004.  Financial product fees contributed $1.1 million to the total increase, driven primarily by growth in the Gold Guarantee extended warranty product.  Other financial product revenues also contributed to the growth, increasing by $1.2 million due to higher collections of refund anticipation loans.  Other financial product revenue has varied over the years, as it has been dependent upon a number of factors involving risk related to the receipt of income tax refunds. To reduce variability, we renegotiated our refund anticipation loan agreement with SBB&T.  Under the new agreement, other financial product revenue is expected to decline on a full year basis as compared to fiscal 2004 as we will earn primarily a fixed fee for refund anticipation loans facilitated through SBB&T beginning with the 2005 tax-filing season.  As we transition to the new agreement, other financial product revenue earned in the first and second fiscal quarters will decline.  If the new agreement with SBB&T had always been in effect, other financial product revenue would have been limited to $0.6 million in the first quarter of fiscal 2005 solely attributable to revenue from refund anticipation loans facilitated through Household Tax Masters Inc.  Results for the first quarter of fiscal 2005 also included $1.7 million in other revenue related primarily to the sale of 65 territories, which is consistent with the same quarter last year.

Total expenses increased by $0.6 million, or 2%, in the first quarter of fiscal 2005 as compared with the same quarter last year.  Included in total expenses was a stock-based compensation charge of $4.5 million related to the issuance of 903,935 vested stock options and 100,890 shares of common stock to employees in exchange for Cendant stock options and restricted stock units that were held by such employees prior to the IPO.  Included in the first quarter of fiscal 2004 were additional costs of $6.0 million composed primarily of an $8.0 million litigation charge, net of a $2.0 million reduction in bad debt reserves as a result of improved collection performance.  These additional costs alone resulted in a net decrease in total expenses of $1.5 million in the first quarter of fiscal 2005 as compared with the same quarter last year.

Offsetting this $1.5 million decrease were increased expenses of $1.1 million in our franchise operations segment and $0.3 million in expenses from our company-owned office operations segment, as well as $0.7 million of incremental costs incurred in corporate and other primarily related to becoming a public company, such as additional insurance costs, stock-based compensation and Board of Director fees.  The higher franchise operations expenses included an increase in costs of $0.7 million, or 12%, in the first quarter of fiscal 2005 due to growth in revenue from the Gold Guarantee product and higher costs to support the expansion needs of new and existing territories.  Franchise marketing and advertising expenses increased $0.3 million, or 20%, in conjunction with our overall growth.  The increase in cost of company-owned operations was due to higher off-season fixed costs associated with the increased number of offices in the 2004 tax-filing season.

  Interest expense increased by $0.7 million primarily as a result of the issuance in June 2004 of $175.0 million of floating rate senior notes in connection with the IPO.

Net loss decreased to $11.4 million in the first quarter of fiscal 2005 from $12.4 million in the first quarter of fiscal 2004.  Excluding the impact of the stock based compensation charge of $4.5 million (pre-tax) in the first quarter of fiscal 2005 and the impact of the $6.0 million (pre-tax) in additional expenses incurred in the first quarter of fiscal 2004, net loss was equal to approximately $8.7 million in each period.

Segment Results and Corporate

Franchise Operations

At the core of our business strategy is the growth and development of our franchise system. We derive a significant portion of revenue during our third and fourth fiscal quarters from royalty and marketing and advertising fees, which are also our fastest growing source of revenue. We earn royalty fees based on our franchisees’ revenue. We provide our franchisees with services designed to increase their revenues, including training, administrative support, access to our proprietary ProFiler tax return preparation software and tax refund-related financial products, product development and quality assurance. Marketing and advertising fees are based on our franchisees’ revenue and are used to support national advertising programs, brand development, website development and our franchisees’ regional and local advertising.

Franchise Results of Operations	For the Three Months Ended July 31,
(in thousands):	2004	2003

Revenues
Royalty	$600	$244
Marketing and advertising	275	116
Financial product fees	1,702	607
Other financial product revenue	3,496	2,256
Other	2,259	1,925
Net revenues	8,332	5,148

Expenses
Cost of franchise operations	6,854	6,129
Marketing and advertising	1,971	1,638
Selling, general and administrative	1,014	1,008
Depreciation and amortization	1,892	1,865
Total expenses	11,731	10,640

Loss from operations	(3,399)	(5,492)
Other income:
Interest income	146	156
Loss before income taxes	$(3,253)	$(5,336)

Financial product fees increased by $1.1 million, or 180%, in the first quarter of fiscal 2005 driven primarily by growth in the Gold Guarantee product for which revenue is deferred and amortized over the three year period of the extended warranty.  Other revenue increased $0.3 million, or 17%, driven by increases in electronic filing fees, and miscellaneous other revenue.  Other revenue included $1.7 million primarily from the sales of 65 territories, which is consistent with the same quarter last year.

Other financial product revenue increased $1.2 million, or 55%, in the first quarter of fiscal 2005 related primarily to increased collections of refund anticipation loans by our financial institutions.  Of the total increase, $0.6 million was related to loans facilitated through Household Tax Masters Inc. and $0.6 million was related to loans facilitated under our prior agreement with SBB&T, which has been renegotiated beginning with the facilitation of loans in the 2005 tax-filing season.  As we transition to the new agreement with SBB&T, other financial product revenue earned in the first and second fiscal quarters will decline.  If the new agreement with SBB&T had always been in effect, other financial product revenue would have been limited to $0.6 million in the first quarter of fiscal 2005 solely attributable to revenue from refund anticipation loans facilitated through Household Tax Masters Inc.

In the first quarter of fiscal 2005, total expenses increased by $1.1 million, or 10%, as compared to the first quarter of fiscal 2004, primarily due to an increase in cost of franchise operations of $0.7 million, or 12%, due to increased costs related to the growth in the Gold Guarantee product and higher costs to support the expansion needs of new and existing territories.  Franchise marketing and advertising expenses increased $0.3 million, or 20%, in conjunction with the franchise segment’s growth.  Selling, general and administrative expenses, as well as depreciation and amortization, increased at modest rates in the first quarter of fiscal 2005 versus the same period last year.

Company-Owned Office Operations

Complementing our franchise system are our company-owned offices.

Company-Owned Office Results of Operations	For the Three Months Ended July 31,
(in thousands):	2004	2003

Revenue
Service revenue from company-owned office operations	$451	$624

Expenses
Cost of operations	4,617	4,278
Marketing and advertising	241	148
Selling, general and administrative	920	769
Depreciation and amortization	947	1,239
Total expenses	6,725	6,434

Loss from operations	(6,274)	(5,810)
Other income:
Interest income	6	—
Loss before income taxes	$(6,268)	$(5,810)

Loss before income taxes increased $0.5 million, or 8%, primarily due to higher off-season fixed costs associated with the increased number of offices in the 2004 tax-filing season.

Corporate and Other

Corporate and other expenses consist of corporate functions, including legal, finance, human resources, real estate facilities, strategic development activities and other costs that are not allocated to our franchise operations or company-owned office operations, including expenses such as litigation settlement costs.  In addition, beginning with the first quarter of fiscal 2005, corporate and other expenses include incremental costs related to becoming a stand-alone public company, including additional insurance costs, stock based compensation, Board of Director fees and interest expense on our new indebtedness.

Corporate and Other Results of Operations	For the Three Months Ended July 31,
(in thousands):	2004	2003

Expenses
Stock based compensation charge related to the IPO	$4,508	$—
Litigation settlement charge	—	8,044
Bad debt reserve adjustment	—	(2,001)
General and administrative expense	4,038	3,250
Total expenses	8,546	9,293

Other expense:
Interest expense	(757)	(68)
Loss before income taxes	$(9,303)	$(9,361)

Corporate and other expenses, excluding interest expense, declined by $0.7 million in the first quarter of fiscal 2005 as compared with the same period last year.  This decline was primarily the result of the additional $6.0 million ($8.0 million litigation charge, net of $2.0 million adjustment in bad debt reserves) of expenses incurred in the first quarter of fiscal 2004, offset by a $4.5 million charge related to the issuance of employee stock options and common stock in connection with the IPO in the first quarter of fiscal 2005.  Other general and administrative expenses increased by $0.8 million due entirely to new costs in the first quarter of fiscal 2005 attributed to becoming a public company, including additional insurance costs, stock-based compensation, and Board of Director fees.  Interest expense also increased by $0.7 million in the first quarter of fiscal 2005 as a result of incremental indebtedness of $175.0 million.

Liquidity and Capital Resources

Historical Sources and Uses of Cash from Operations

Background

Prior to the IPO, funds that we generated from our operations were regularly transferred to Cendant.  In addition, Cendant would fund expenses on our behalf.  As an independent public company, we now maintain our cash and cash equivalents, fund our operations and enter into investing and financing activities independently.

With respect to financing activities, Cendant historically received the benefit of our operating cash flow and funded our operations following the end of the tax season. Consequently, until the completion of the IPO in June 2004, our financing activities had consisted solely of the settlement of intercompany transactions with Cendant.

Seasonality of our Cash Flows

Our revenues have been and are expected to continue to be highly seasonal. As a result, we generate most of our operating funds during the tax season that consists of the period from January through April.  Certain of our expenses are also highly seasonal in nature including our marketing and advertising expenses as well as the costs to operate our company-owned offices, both of which increase shortly before and continue through the tax filing season.  Following the tax-filing season, we require funds to cover our operating expenses as well as to reinvest in the business for future growth. We expect to fund our operations through our operating cash flow and through our new credit facility, as required.

Increase in Debt and the Establishment of a Credit Facility

In June 2004, in conjunction with the IPO, we issued $175.0 million of five-year floating rate notes, or the Notes, through a private placement.  The purpose of the Notes issuance was to fund the cash portion of the Special Dividend paid to Cendant upon Cendant’s divestiture of its entire ownership interest in us.  We are required to repay the Notes on June 25, 2009, but have the option to repay the Notes earlier beginning on June 25, 2005.  In June 2004, we also established a $100.0 million five-year revolving credit facility.  Borrowings under the credit facility are to be used to finance working capital needs, potential acquisitions and other general corporate purposes.  To the extent we complete any acquisitions, we may require additional debt or equity financing to meet our capital needs.

For a more detailed discussion of our Notes and our credit facility, including a description of financial covenants which we are required to maintain, please refer to Note 8, “Long-Term Debt and Credit Facility” to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash for the Three Months Ended July 31, 2004

Operating Activities

In the first quarter of fiscal 2005, we generated net cash flows from operating activities of $6.4 million as compared with net cash used in operations of $11.9 million in the first quarter of fiscal 2004. Described below are some of the more significant items that contributed to, or partially offset, our cash provided by operating activities for the three months ended July 31, 2004:

•                  The collection of receivables related to other financial product revenue - Included in the increase in accounts receivable are revenues earned from the facilitation of refund anticipation loans related to the finance fees paid by customers to the financial institutions less the loan amounts that financial institutions are unable to collect.  This receivable was related primarily to higher revenues earned from refund anticipation loans facilitated in the 2004 tax-filing season, which was collected in the first quarter of fiscal 2005 as compared to amounts being collected during the second quarter of fiscal 2004.

•                  Payments related to litigation settlements – Included in the decrease in accounts payable during the first quarter of fiscal 2005, were payments of $1.9 million related to the litigation settlement reserve that was established in fiscal 2004.  These payments partially offset the improvement in cash flows from operations.

Investing Activities

Net cash used in investing activities amounted to $2.0 million in the first quarter of fiscal 2005 as compared with $2.7 million in the same quarter of fiscal 2004.  The largest component in each of these periods was the funding of development advances by which we provide funds to independent tax practices to assist in the conversion of their operations to the Jackson Hewitt brand and to further expand their businesses.  We have historically invested in this type of program and expect to continue to make such investments going forward.

Financing Activities

In the first quarter of fiscal 2005, we generated net cash from financing activities of $9.2 million as compared with $13.4 million in the same quarter of fiscal 2004.  In connection with the IPO, we issued $175.0 million of Notes and used the entire proceeds of this issuance to fund the cash portion of the Special Dividend to Cendant.  We also paid fees totaling $2.9 million to issue the Notes as well as to establish the $100.0 million credit facility.  The changes in due from Cendant in the first quarter of both fiscal 2005 and 2004 represented the cash settlement of intercompany transactions with Cendant.

In addition to the cash portion of the Special Dividend paid to Cendant in the first quarter of fiscal 2005, we settled our remaining intercompany balance with Cendant through a non-cash distribution of amounts due from Cendant on the date of disposition of $131.9 million.  This amount is disclosed as a non-cash transaction in the Supplemental Disclosure section of the Consolidated Statements of Cash Flows.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

Our primary future cash requirements will be to fund operating activities, debt service, development advances, capital expenditures, acquisitions, and quarterly dividends.  Specifically, our primary cash requirements for the remainder of fiscal 2005 are as follows:

•                  Credit facility repayments – Although we currently do not have any borrowings outstanding under our revolving credit facility, we anticipate that we will draw amounts in the second and third quarters of fiscal 2005, and repay such amounts by the fourth quarter of fiscal 2005 using cash flows from our operations which we expect to peak during the fourth quarter.

•                  Quarterly dividends – In October 2004, we will make our first quarterly cash dividend payment of $0.07 per share to our common stockholders of record on September 27, 2004.  Based on our estimates, we anticipate this dividend to be approximately $2.6 million.

•                  Debt service – In the second quarter of fiscal 2005, we expect to make an interest payment of approximately $1.4 million related to our $175.0 million Notes and anticipate making additional quarterly interest payments on these notes during the remainder of fiscal 2005.

•                  Marketing and advertising expenses – Cash outlays for marketing and advertising expenses are seasonal in nature and begin to increase in our third fiscal quarter and peak during our fourth fiscal quarter consistent with the tax-filing season.  Marketing and advertising expenses include national, regional and local campaigns designed to increase brand awareness and attract both early-season and late-season tax filers.  Franchisee contributions and cash from our operations fund our budget for these types of expenses.

•                  Costs to operate Company-owned offices – Our Company-owned offices complement our franchise system and are focused primarily on organic growth through the opening of new Company-owned offices within existing territories as well as increasing office productivity.  Costs to operate our Company-owned offices begin to increase during our third fiscal quarter and peak during our fourth fiscal quarter.  The increase in such costs is primarily due to an increase in labor costs related to the hiring of temporary employees who provide tax-filing services to our customers.

We may from time to time prior to June 25, 2009 seek to retire all or a part of our outstanding debt through cash payments.  Such prepayments, if any, will depend on prevailing market conditions, our liquidity requirements, contractual requirements and other factors.  The amounts involved may be material.

Future Sources of Cash

We expect our primary source of cash beginning in the third quarter of fiscal 2005 to be positive net cash provided by operating activities.  Prior to the third quarter, we anticipate the need to borrow against our credit facility during off-peak season to fund operations.  However, we expect that cash provided by operations during the tax-filing season will enable us to repay any such borrowings by the end of fiscal 2005.  During the three months ended July 31, 2004, we had not borrowed any amounts under our credit facility.

Changes in Accounting Policies and Recently Issued Accounting Pronouncements

Our changes in accounting policies and recently issued accounting pronouncements are reflected in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements.

Critical Accounting Policies

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. The following accounting policy may affect reported results which could cause variations in our financial results both on an interim and fiscal year end basis.

Goodwill

We conducted the required annual goodwill impairment review during the fourth quarter of fiscal 2004.  In accordance with the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” we compared the carrying value of our reporting units, which are our franchise operations segment and Company-owned office operations segment, to their fair value and determined that the carrying amount of our reporting units did not exceed their respective fair values. When determining fair value, we utilized various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact earnings. We will continue to review the carrying value of goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. An adverse change to our business will impact our consolidated results and may result in an impairment of our goodwill. The aggregate carrying value of our goodwill was $392.4 million at July 31, 2004.  See Note 3 to our consolidated financial statements for more information on goodwill.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts and notes receivable.  We manage such risk by evaluating the financial position and creditworthiness of such counterparties.  As of July 31, 2004, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties.  Concentrations of credit risk associated with receivables are considered minimal due to our diverse customer base.  We do not normally require collateral or other security to support credit sales.

Item 4.  Controls and Procedures

(a)          Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)         Internal Controls Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 12, “Commitments and Contingencies”, to the unaudited interim consolidated financial statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

We make available free of charge, through our investor relations’ website, ir.jacksonhewitt.com, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 6.  Exhibits.

(a)          Exhibits:

3.1                       Amended and Restated Certificate of Incorporation of Jackson Hewitt Tax Service Inc., dated June 21, 2004

3.2                       By-laws of Jackson Hewitt Tax Service Inc., dated June 21, 2004

4.2                       Rights Agreement between Jackson Hewitt Tax Service Inc. and The Bank of New York Rights Agent, dated June 24, 2004

10.1                 Employment Agreement between Jackson Hewitt Tax Service Inc. and Michael D. Lister, dated June 2004

10.2                 Employment Agreement between Jackson Hewitt Tax Service Inc. and Mark L. Heimbouch, dated June 2004

10.3                 Transitional Agreement among Cendant Corporation, Cendant Operations, Inc. and Jackson Hewitt Tax Service Inc., dated June 25, 2004

10.6                 Credit Agreement among Jackson Hewitt Tax Service Inc., as Parent, Jackson Hewitt Inc., as Borrower, the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent, dated June 25, 2004

10.13           Note Purchase Agreement relating to the Floating Rate Senior Notes among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc. and the Purchasers named therein, dated June 21, 2004

31.1                 Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2                 Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1                 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)          Reports on Form 8-K:

There were no current reports on Form 8-K filed by us during the fiscal quarter ended July 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACKSON HEWITT TAX SERVICE INC.

Date: September 13, 2004	/s/ Michael D. Lister
Michael D. Lister
Chairman, President and Chief Executive Officer
(Principal executive officer)

Date: September 13, 2004	/s/ Mark L. Heimbouch
Mark L. Heimbouch
Chief Financial Officer and Director
(Principal financial officer and principal
accounting officer)