Form 10-Q
period 2004-10-31
JACKSON HEWITT TAX SERVICE INC
filed 2004-12-13
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-32215

Jackson Hewitt Tax Service Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0779692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Sylvan Way
Parsippany, New Jersey 07054

(Address of principal executive offices including zip code)

(973) 496-1040

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock was 37,621,908 as of November 30, 2004.

JACKSON HEWITT TAX SERVICE, INC.

PART 1 — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Revenues
Franchise operations revenues:
Royalty	$389	$498	$989	$742
Marketing and advertising	180	237	455	353
Financial product fees	1,488	672	3,190	1,279
Other financial product revenues	2,344	3,122	5,840	5,378
Other	2,402	2,341	4,661	4,266
Service revenues from company-owned office operations	612	676	1,063	1,300
Total revenues	7,415	7,546	16,198	13,318

Expenses
Cost of franchise operations	6,444	5,719	13,298	11,848
Marketing and advertising	2,986	2,985	5,198	4,771
Cost of company-owned office operations	4,922	4,244	9,539	8,522
Selling, general and administrative	6,207	5,923	16,687	16,993
Depreciation and amortization	2,958	2,850	5,797	5,954
Total expenses	23,517	21,721	50,519	48,088

Loss from operations	(16,102)	(14,175)	(34,321)	(34,770)
Other income/(expense):
Interest income	232	146	384	302
Interest expense	(1,760)	(83)	(2,517)	(151)
Loss before income taxes	(17,630)	(14,112)	(36,454)	(34,619)
Benefit from income taxes	(6,906)	(5,607)	(14,284)	(13,754)
Net loss	$(10,724)	$(8,505)	$(22,170)	$(20,865)

Loss per share:
Basic and diluted	$(0.29)	$(0.23)	$(0.59)	$(0.56)

Weighted average shares outstanding (in thousands):
Basic and diluted	37,621	37,500	37,584	37,500

The accompanying notes are an integral part of these Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of
	October 31, 2004	April 30, 2004
Assets
Current assets:
Cash and cash equivalents	$7,589	$5,266
Accounts receivable, net of allowance for doubtful accounts of $971 and $1,121, respectively	2,239	31,315
Notes receivable, net	3,062	1,944
Prepaid expenses	4,996	4,810
Deferred income taxes	6,273	5,074
Total current assets	24,159	48,409

Property and equipment, net	34,689	37,347
Goodwill	392,343	392,368
Other intangible assets, net	88,650	89,902
Due from Cendant Corporation	—	143,985
Notes receivable, net	2,569	1,985
Other non-current assets	14,745	11,946
Total assets	$557,155	$725,942

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$30,455	$31,653
Total current liabilities	30,455	31,653

Long-term debt	175,000	—
Deferred income taxes	15,856	26,335
Other non-current liabilities	7,675	12,858
Total liabilities	228,986	70,846

Commitments and Contingencies (Note 12)

Stockholders’ equity
Common stock, par value $0.01; Authorized: 200,000,000 shares; Issued and outstanding: 37,615,725 and 37,500,000 shares, respectively	376	375
Additional paid-in capital	346,325	475,844
Retained earnings/(Accumulated deficit)	(18,532)	178,877
Total stockholders’ equity	328,169	655,096
Total liabilities and stockholders’ equity	$557,155	$725,942

The accompanying notes are an integral part of these Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended October 31,
	2004	2003
Operating activities:
Net loss	$(22,170)	$(20,865)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,797	5,954
Amortization of Gold Guarantee product	(788)	(395)
Amortization of development advances	507	422
Amortization of deferred financing fees	217	—
Provision for uncollectible receivables	450	411
Decrease of bad debt reserve	—	(2,001)
Stock-based compensation	5,484	—
Provision for litigation settlement	—	8,044
Deferred income taxes	(11,678)	(18,042)
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	28,626	19,614
Notes receivable	(1,702)	(1,756)
Prepaid expenses	(186)	52
Other non-current assets	(300)	592
Accounts payable and accrued liabilities	(2,266)	(822)
Other non-current liabilities	(1,941)	(740)
Net cash provided by (used in) operating activities	50	(9,532)

Investing activities:
Capital expenditures	(1,564)	(1,493)
Funding of development advances	(1,897)	(1,787)
Cash paid for acquisitions	(657)	(1,144)
Net cash used in investing activities	(4,118)	(4,424)

Financing activities:
Proceeds from issuance of Notes	175,000	—
Cash portion of Special Dividend to Cendant Corporation	(175,000)	—
Proceeds from issuance of common stock	186	—
Dividends paid to shareholders	(2,632)	—
Debt issuance costs	(3,296)	—
Decrease in Due from Cendant Corporation	12,133	12,824
Net cash provided by financing activities	6,391	12,824

Net increase (decrease) in cash and cash equivalents	2,323	(1,132)
Cash and cash equivalents, beginning of period	5,266	1,543
Cash and cash equivalents, end of period	$7,589	$411

Supplemental disclosure of non-cash transactions:
Special Dividend — Distribution of Due from Cendant Corporation	$131,852	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

1.    BACKGROUND AND BASIS OF PRESENTATION

Initial Public Offering

On June 25, 2004, Cendant Corporation (“Cendant”) divested 100% of its ownership interest in Jackson Hewitt Tax Service Inc. (“JHTS” or the “Company”) through an initial public offering (“IPO”). JHTS did not receive any proceeds from the sale of the Company’s common stock by Cendant.  In contemplation of the IPO, JHTS declared a stock dividend, which increased the number of common shares outstanding from 100 to 37,500,000. Stockholders’ equity has been adjusted retroactively for the effect of the stock dividend for all periods presented prior to the separation from Cendant.

JHTS was incorporated in Delaware on February 20, 2004. Simultaneous with the incorporation, Cendant contributed all outstanding shares of Jackson Hewitt Inc., a Virginia corporation, to JHTS.  Jackson Hewitt Inc. is a 100% owned subsidiary of JHTS.  JHTS accounted for the contribution of outstanding shares as a change in reporting entities under common control and has recognized the outstanding shares at their carrying amounts at the date of transfer. Accordingly, the accompanying consolidated financial statements have been prepared as though JHTS existed throughout the periods presented.

Description of Business

Under the brand name Jackson Hewitt Tax Service®, JHTS, through its subsidiaries, provides computerized preparation of federal and state personal income tax returns through a network of franchised and company-owned offices. The consolidated financial statements include the accounts and transactions of JHTS and its subsidiaries as well as entities in which JHTS directly or indirectly has a controlling financial interest.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of October 31, 2004 and for the three and six months ended October 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  These interim financial statements should be read in conjunction with the financial statements and other financial information included in the Company’s registration statement on Form S-1 for the fiscal year ended April 30, 2004 which were filed with the SEC on June 21, 2004.

In presenting the consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In the opinion of management, the accompanying interim consolidated financial statements contain all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the interim periods reported are not necessarily indicative of the results of operations that may be expected for any future interim periods or for the full fiscal year.

The Company’s results of operations and cash flows for the period from May 1, 2004 through the IPO date and for the three and six months ended October 31, 2003, reflect the historical results of operations and cash flows of the business divested by Cendant in the IPO.  As a result, the accompanying  consolidated financial statements may not necessarily reflect the Company’s results of operations and cash flows in the future or what the Company’s results of operations and cash flows would have been had JHTS been a stand-alone public company during these periods.  See Note 8, “Related Party Transactions,” for a more detailed description of the Company’s transactions with Cendant.

Comprehensive Loss

The Company’s comprehensive loss is solely comprised of net loss.

2.    SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

Effective with the IPO, the Company adopted the 2004 Equity and Incentive Plan under which the Company’s employees

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

 and selected others may be granted certain equity-based awards.  As discussed more fully below, the Company accounts for such stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”).

Prior to the IPO, Cendant common stock awards were granted to the Company’s employees under Cendant’s stock plans. Prior to January 1, 2003, the Company measured stock-based compensation using the intrinsic value approach under Accounting Principles Board Opinion No. 25, as permitted by SFAS No. 123. Accordingly, the Company did not recognize stock-based compensation expense upon the issuance of stock options to the Company’s employees because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the date of grant. Therefore, the Company was not allocated compensation expense upon Cendant’s issuance of stock options to the Company’s employees.

On January 1, 2003, the Company (in conjunction with Cendant’s adoption) adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123. The Company also adopted SFAS No. 148 in its entirety on January 1, 2003, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting. As a result, the Company now expenses all employee stock awards over their vesting period, which is typically four years, based upon the fair value of the award on the date of grant.   The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model.  As the Company elected to use the prospective transition method, Cendant allocated expense to the Company only for employee stock awards that were granted or modified subsequent to December 31, 2002.

The following table illustrates the effect on net loss and loss per share for the three and six months ended October 31, 2003, respectively, as if the fair value based method had been applied to all employee stock awards granted by Cendant to the Company’s employees.

	Three Months Ended October 31, 2003	Six Months Ended October 31, 2003
Net loss, as reported	$(8,505)	$(20,865)
Add back: stock-based employee compensation expense allocated from Cendant and included in reported net loss, net of related tax effects	73	154

Less: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(206)	(445)
Pro forma net loss	$(8,638)	$(21,156)

Loss per share, basic and diluted:
As reported:	$(0.23)	$(0.56)
Pro forma:	$(0.23)	$(0.56)

See Note 10, “Stock-Based Compensation,” for a more detailed description of the awards granted under the Company’s 2004 Equity and Incentive Plan.

Other Financial Product Revenues

Other financial product revenues are solely related to the facilitation of refund anticipation loans.  In addition to the fixed fees recorded in financial product fees revenues the Company earns from the facilitation of refund anticipations loans, the Company earned other financial product revenues equal to a portion (ranging from 59% to 100%) of the difference between finance fees paid by customers throughout the Company’s network to the financial institutions and loan amounts that the financial institutions were unable to collect.  The finance fees were calculated as a percentage (typically 3%) of the total loan amount (subject to a minimum and maximum fee). The financial institutions maintained the finance fees as a reserve against uncollected loans. Other financial product revenues were recognized only to the extent that the reserves maintained by the lending financial institutions exceeded the uncollected loans made by these financial institutions at the end of each reporting period.  Other financial product revenues have varied in the past based upon the financial institutions’ ability to manage credit risk and collect loan balances either through the remittance of refunds from the Internal Revenue Service (“IRS”) or from the customers.

In order to reduce the variability of other financial product revenues, the Company executed a new agreement on May 5, 2004 with Santa Barbara Bank & Trust (“SBB&T”), the provider in fiscal 2004 of approximately 80% of the refund anticipation loans that the Company facilitates.  Under the new agreement, in lieu of earning revenues based upon the amount of finance fees and uncollected loans, effective with the upcoming tax season, the Company will earn primarily a fixed fee based upon the number of refund anticipation loans facilitated during the tax season through SBB&T. Under the Company’s current agreement with Household Tax Masters Inc., the Company’s other provider of refund anticipation loans, the Company will continue to earn other financial product revenues based on the amount of finance fees collected and uncollected loans.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

Marketing and Advertising Expenses

Marketing and advertising costs are expensed in the period the marketing and advertising occurs.  Advertising expenses were $1,890 and $2,072 for the three months ended October 31, 2004 and 2003, respectively, and $2,675 and $2,693 for the six months ended October 31, 2004 and 2003, respectively.

3.     COMPUTATION OF EARNINGS (LOSS) PER SHARE

The computation of basic earnings (loss) per share is calculated by dividing net income (loss) available to the Company’s common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) available to the Company’s common stockholders by an adjusted weighted average number of common shares outstanding assuming conversion of potentially dilutive securities arising from stock options outstanding.

The following table presents the computation of basic and diluted loss per share:

	Three Months Ended October 31,
	2004	2003
Net loss, basic and diluted	$(10,724)	$(8,505)
Weighted average shares outstanding (000’s):
Basic and diluted	37,621	37,500
Loss per share:
Basic and diluted	$(0.29)	$(0.23)

	Six Months Ended October 31,
	2004	2003
Net loss, basic and diluted	$(22,170)	$(20,865)
Weighted average shares outstanding (000’s):
Basic and diluted	37,584	37,500
Loss per share:
Basic and diluted	$(0.59)	$(0.56)

                Stock options to purchase 2,011,140 shares of common stock were outstanding as of October 31, 2004.  These stock options were not included in the computation of diluted net loss per share for the three and six months ended October 31, 2004 because the effect would have been antidilutive.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets at October 31, 2004 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets:
Franchise agreements (a)	$16,052	$(10,381)	$5,671
Customer relationships (b)	6,873	(4,894)	1,979
Total amortizable other intangible assets	$22,925	$(15,275)	$7,650

Unamortizable goodwill and other intangible assets:
Goodwill			$392,343
Jackson Hewitt trademark			$81,000

(a)  Amortized over a period of 10 years.

(b)  Amortized over a period of 5 years.

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
Balance at April 30, 2004	$336,767	$55,601	$392,368
Additions	—	329	329
Purchase price adjustments	—	(354)	(354)
Balance at October 31, 2004	$336,767	$55,576	$392,343

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
Balance at April 30, 2004	$87,473	$2,429	$89,902
Additions	—	192	192
Amortization	(802)	(642)	(1,444)
Balance at October 31, 2004	$86,671	$1,979	$88,650

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

Amortization expense relating to the Company’s other amortizable intangible assets was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Franchise agreements	$401	$401	$802	$776
Customer relationships	371	299	642	955
Total	$772	$700	$1,444	$1,731

Estimated amortization expense related to the Company’s amortizable other intangible assets for each of the respective periods in the fiscal years ended April 30 is as follows:

Amount
Remaining six months in fiscal 2005	$1,264
2006	$2,365
2007	$2,141
2008	$1,247
2009	$175
Thereafter	$458

5.    NOTES RECEIVABLE, NET

The Company finances a portion of the initial franchise fee associated with new territory sales under promissory notes receivable from franchisees. These notes accrue interest annually, ranging from 8% to 12%, and are typically due in four annual installments, including accrued interest, at February 28th of each year. These notes are recorded in the Consolidated Balance Sheets at cost, and are reviewed periodically for collectibility based on the underlying franchisee’s payment history, financial status and revenue base. The resulting provision is included within cost of franchise operations in the Consolidated Statements of Operations.

	As of
	October 31, 2004	April 30, 2004
Notes receivable	$9,914	$7,480
Less allowance for uncollectible amounts	(4,283)	(3,551)
Notes receivable, net	5,631	3,929
Less current portion	3,062	1,944
Notes receivable, net—non-current	$2,569	$1,985

6.    DEVELOPMENT ADVANCES

The Company maintains a program to advance monies to independent tax practices to assist in the conversion of their operations to the Jackson Hewitt brand and/or to further expand their business(es). These development advances are capitalized and made in the form of promissory notes that are typically forgivable over a ten-year period, subject to the achievement of certain performance standards. Amortization of development advances is included in cost of franchise operations in the Consolidated Statements of Operations. Development advances were $8,006 and $6,616 as of October 31, 2004 and April 30, 2004, respectively, and are included in other non-current assets in the Consolidated Balance Sheets.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

7.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	As of
	October 31, 2004	April 30, 2004
Accounts payable	$3,018	$2,168
State income taxes payable	1,549	1,473
Accrued payroll and related liabilities	5,363	6,653
Litigation settlement	3,452	2,672
Deferred Gold Guarantee revenues	5,235	5,508
Accrued marketing and advertising	5,620	8,946
Accrued purchase price	1,068	1,814
Other accrued liabilities	5,150	2,419
Total accounts payable and accrued liabilities	$30,455	$31,653

8.    RELATED PARTY TRANSACTIONS

Special Dividend Paid to Cendant

Upon completion of the IPO in June 2004, the Company declared a special dividend to Cendant in the amount of $306,852 (the “Special Dividend”).  The $175,000 cash portion of this Special Dividend was funded entirely from the net proceeds of five-year floating rate senior unsecured notes (the “Notes”), as discussed more fully in Note 9, “Long-Term Debt and Credit Facility.”  The remaining $131,852 represents the distribution of a receivable from Cendant.

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

All allocated overhead expenses as well as direct charges were included in Due from Cendant Corporation in the Consolidated Balance Sheets. No interest was charged by Cendant or received by the Company in any period presented with respect to intercompany balances. Cendant used cash swept from the Company’s bank accounts to fund these disbursements.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

The major categories of intercompany activity between the Company and Cendant were as follows:

	For the Period from May 1, 2004 to the IPO Date	For the Six Months Ended October 31, 2003
Due from Cendant as of April 30, 2004 and 2003	$143,985	$93,664
Corporate allocations	(750)	(2,108)
Payroll and related	(5,461)	(16,870)
Accounts payable funding	(12,878)	(12,567)
Income taxes	2,509	(2,766)
Cash sweeps	4,447	21,487
Subtotal	(12,133)	(12,824)
Special Dividend - distribution of Due from Cendant	(131,852)	—
Due from Cendant as of the IPO date and as of October 31, 2003	$—	$80,840

Transitional Agreement and Other Related Agreements

Upon completion of the IPO, the Company entered into a transitional agreement with Cendant to provide for an orderly transition to being an independent company and to govern the continuing arrangements between the Company and Cendant. The Company also entered into a sublease agreement for its corporate headquarters in Parsippany, New Jersey and a sublease assignment and assumption agreement for its technology facility in Sarasota, Florida. Under the transitional agreement, Cendant agreed to provide the Company with various services, including services relating to facilities, human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, tax support, event marketing, franchise field audit services, telecommunications services, information technology services, call support services and public and regulatory affairs. The transitional agreement also contains agreements relating to indemnification, tax sharing and tax indemnification, access to information and non-solicitation of employees.

Under the transitional agreement, the cost of each transitional service generally reflects the same payment terms and is calculated using the same cost allocation methodologies for the particular service as those associated with the costs in the Company’s historical consolidated financial statements. The transitional agreement was negotiated in the context of a parent-subsidiary relationship.  The provisions of many of the services were transitioned at similar costs to those allocated by Cendant historically. Additionally, all of the services provided under the transitional agreement may be terminated by the Company, without penalty, upon not less than 30 days prior written notice to Cendant, except for information technology services which will require a termination payment to Cendant in an amount equal to the unamortized lease costs of computer hardware specific to the Company’s mainframe environment, as well as for any unpaid actual costs incurred by Cendant with respect to these services.  For almost all services provided, Cendant does not have the ability to terminate the provision of the services prior to the expiration date, with the exception of telecommunications services, franchise field audit services and call support services, which Cendant may terminate upon prior written notice to the Company of 180 days, 120 days, and 120 days, respectively. Cendant may terminate the sublease for the Company’s New Jersey corporate headquarters prior to the expiration date upon 120 days prior written notice, but Cendant is required to relocate the Company, at Cendant’s cost, to mutually acceptable office space.  As of October 31, 2004, the Company has not received any such notice from Cendant.  There are no fixed or minimum contractual purchase obligations under the transitional agreement and other related agreements.

For the three and six months ended October 31, 2004, the Company incurred $490 and $676 of expenses related to such transitional and other related agreements with Cendant, respectively.

9.     LONG-TERM DEBT AND CREDIT FACILITY

Floating Rate Senior Notes

On June 25, 2004, in conjunction with the IPO, the Company issued $175,000 of five-year floating rate senior unsecured notes through a private placement.  The purpose of the Notes issuance was to fund the cash portion of the Special Dividend paid to Cendant upon Cendant’s divestiture of its entire ownership in the Company.  The Notes bear interest based on the three-month London Inter-Bank Offer Rate (“LIBOR”) plus 1.5%.  The rate on the Notes as of October 31, 2004 was 3.45%.  Interest is payable quarterly in March, June, September and December, with the first payment made in September 2004.  The Company is required to pay the entire principal amount on June 25, 2009, but has the option to prepay all or a portion of the Notes at any time on or after June 25, 2005.

Interest expense under the Notes amounted to $1,438 and $1,988 for the three and six months ended October 31, 2004, respectively.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

In connection with the issuance of the Notes, the Company incurred $1,728 of financing fees which have been deferred and are being amortized to interest expense over the life of the Notes.  Amortization of such fees amounted to $90 and $115 for the three and six months ended October 31, 2004, respectively.  Unamortized financing fees as of October 31, 2004 amounted to $1,613, which is included in other non-current assets in the Consolidated Balance Sheets.

Credit Facility

On June 25, 2004, the Company established a $100,000 five-year revolving credit facility (the “Credit Facility”).  Borrowings under the Credit Facility are to be used to finance working capital needs, potential acquisitions and other general corporate purposes.  The Credit Facility provides for loans in the form of Eurodollar or Alternate Base Rate borrowings.  Eurodollar borrowings bear interest at the adjusted LIBOR, as defined in the Credit Facility, plus 1.25% per annum.  Alternate Base Rate borrowings bear interest primarily at the prime rate, as defined in the agreement, plus 0.25% per annum.  The Company may also use the Credit Facility to issue letters of credit for general corporate purposes.  The Credit Facility carries an annual facility fee of 0.25% of the total commitment amount of $100,000, which is payable quarterly.  Any borrowings made under the Credit Facility must be repaid by the expiration date of the Credit Facility.

In connection with entering into the Credit Facility, the Company incurred $1,568 of financing fees, which have been deferred and are being amortized to interest expense over the five-year term of the Credit Facility.  Amortization of financing fees amounted to $78 and $102 for the three and six months ended October 31, 2004, respectively.  Unamortized financing fees as of October 31, 2004 amounted to $1,466, which is included in other non-current assets in the Company’s Consolidated Balance Sheets.

There were no borrowings outstanding under the Credit Facility as of October 31, 2004.

The Credit Facility agreement contains covenants, including the requirement that the Company maintain certain financial covenants, such as a maximum consolidated leverage ratio of 3.25 to 1.00 and a minimum consolidated fixed charge coverage ratio of 3.00 to 1.00 each through at least April 30, 2005. The consolidated leverage ratio is the ratio of consolidated debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), each as defined in the Credit Facility. The consolidated fixed charge coverage ratio is the ratio of consolidated EBITDA to consolidated fixed charges.  Consolidated fixed charges include consolidated interest expense and regular quarterly dividends paid on the Company’s common stock, each as defined in the Credit Facility.

The Credit Facility contains various customary restrictive covenants that limit the Company’s ability to, among other things, (i) incur additional indebtedness or guarantees, (ii) create liens or other encumbrances on the Company’s property, (iii) enter into a merger or similar transaction, (iv) sell or transfer the Company’s property except in the ordinary course of business, and (v) make dividend and other restricted payments.  In addition, the Credit Facility limits the maximum amount of restricted payments to 30% of the Company’s cumulative consolidated net income for the period commencing on May 1, 2003 and ending on April 30 of the fiscal year preceding the year in which such restricted payments are made.

The agreement governing the Notes contains substantially similar provisions and covenants to those contained in the Credit Facility, as well as customary event of default provisions and other terms and conditions that are consistent with those contained in similar debt obligations of issuers with a credit quality similar to JHTS.

As of October 31, 2004, the Company was in compliance with these covenants.

10.   STOCK-BASED COMPENSATION

Stock Compensation Plans

Following the IPO, the Company adopted the 2004 Equity and Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and/or other stock- or cash-based awards representing the Company’s common stock to non-employee directors, officers, employees, advisors and consultants who are selected by the Company’s Compensation Committee for participation in the plan.  In addition, the Company has authorized a stock purchase plan under which eligible employees have the ability to purchase shares of the Company’s common stock at 95% of market value.  No stock has been offered for purchase under this plan as of October 31, 2004.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

Exchange Transaction

Prior to the IPO, certain employees of the Company were granted stock options and RSUs under Cendant’s stock-based compensation plans.  In connection with the IPO and pursuant to the consent of each holder, the Company issued to employees 903,935 vested stock options and 100,880 shares of common stock in exchange for their Cendant stock options and RSUs.  The exchange transaction was structured to provide the same relative value to employees as the Cendant awards held by such employees prior to the IPO.  As a result of the exchange transaction, the Company incurred stock-based compensation expense of $4,508, of which $1,865 was related to the issuance to employees of vested stock options in exchange for their Cendant stock options and $2,643 was related to the issuance to employees of common stock, which is included in selling, general and administrative expenses in the Consolidated Statement of Operations for the six months ended October 31, 2004.

Stock Options

Under the Company’s 2004 Equity and Incentive Plan, stock options, except those granted pursuant to the exchange transaction described above, are generally granted with an exercise price equal to the market price of a share of common stock on the date of grant, have a term of ten years or less and vest within four years from the date of grant.  As of October 31, 2004, there were four million stock options authorized for grant to purchase JHTS common stock under the Company’s 2004 Equity and Incentive Plan, including the stock options issued by the Company in exchange for Cendant stock options at the IPO date, of which 1,988,860 stock options were available for grant at October 31, 2004.

Following the IPO, the Company incurred a $1,865 charge to stock-based compensation expense in the six months ended October 31, 2004 representing the issuance to employees of vested stock options to purchase 903,935 shares of common stock in exchange for their Cendant stock options.  In addition, the Company granted new stock options to employees to purchase 1,146,828 shares of common stock during the six months ended October 31, 2004 and as a result incurred stock-based compensation expense of $419 and $583 in the three and six months ended October 31, 2004, respectively.

The table below summarizes the stock option activity of the Company’s stock options during the six months ended October 31, 2004:

				Number of Stock Options	Weighted Average Exercise Price
Cendant stock options related to the Company’s employees prior to the IPO as of April 30, 2004				1,396,595	$16.06
Converted JHTS stock options from Cendant stock options at the IPO date				903,935	$13.97
Stock options granted				1,146,828	$17.02
Stock options exercised				(14,845)	$12.56
Stock options cancelled or expired				(24,778)	$16.52
Stock options outstanding as of October 31, 2004				2,011,140	$15.69

The table below summarizes information regarding the Company’s outstanding and exercisable stock options issued to the Company’s employees as of October 31, 2004:

	Outstanding Stock Options			Exercisable Stock Options
	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
$0.01 to $9.99	61,457	6.5	$9.09	61,457	$9.09
$10.00 to $16.99	790,690	6.2	$14.25	790,690	$14.25
$17.00 to $20.00	1,158,993	9.4	$17.02	33,510	$17.19
	2,011,140		$15.69	885,657	$14.00

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

The weighted average grant date fair value of the JHTS stock options granted during the three and six months ended October 31, 2004 was $6.41 and $6.02, respectively.  The fair value of these stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the stock options granted in each of the following periods in fiscal 2005:

	Three Months Ended October 31, 2004	Six Months Ended October 31, 2004
Dividend yield	1.5%	1.6%
Expected volatility	31.3%	31.3%
Risk-free rate of return	4.1%	4.4%
Expected holding period (years)	7.5	7.5

Restricted Stock Units

Following the IPO, Cendant RSUs held by the Company’s employees were cancelled and converted into JHTS awards.  As a result, the Company issued to employees 100,880 shares of the Company’s common stock in exchange for the unvested Cendant RSUs that were held by such employees prior to the IPO and incurred a stock-based compensation charge of $2,643 in the six months ended October 31, 2004.

The following table presents the total number of shares of common stock represented by RSUs granted to the Company’s employees and non-employee directors, including those RSUs granted in connection with the exchange transaction, as of October 31, 2004.

	RSUs	Weighted Average Grant Price
Cendant RSUs related to JHTS employees as of April 30, 2004	106,497	$13.76
Transferred (1)	8,844	$13.64
Forfeited (2)	(5,718)	$13.64
Cendant RSUs to be exchanged for JHTS common stock at the IPO date	109,623	$13.76

JHTS awards issued in exchange for unvested Cendant RSUs at the IPO date	100,880	$17.29
Vested	(100,880)	$17.29
Granted at fair value	19,285	$17.66
Balance as of October 31, 2004	19,285	$17.66

(1)           Represents RSUs attributable to the movement of employees between JHTS and Cendant.

(2)           Represents RSUs attributable to employees who departed from JHTS  prior to the IPO date.

11.    SEGMENT INFORMATION

The Company manages and evaluates the operating results of the business in two segments:

•                  Franchise Operations — This segment consists of the operations of the Company’s franchise business, including royalty and marketing and advertising revenues, financial product fees, other financial product revenues and other revenues;

•                  Company-Owned Office Operations — This segment consists of the operations of the Company’s owned offices for which the Company recognizes service revenues for the preparation of tax returns and related services.

Management evaluates the operating results of each of its reportable segments based upon revenues and loss before income taxes.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
Three months ended October 31, 2004
Revenues	$6,803	$612	$—	$7,415

Loss before income taxes	$(4,876)	$(6,560)	$(6,194)	$(17,630)

Three months ended October 31, 2003
Revenues	$6,870	$676	$—	$7,546

Loss before income taxes	$(4,558)	$(5,592)	$(3,962)	$(14,112)

	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
Six months ended October 31, 2004
Revenues	$15,135	$1,063	$—	$16,198

Loss before income taxes	$(8,129)	$(12,828)	$(15,497)	$(36,454)

Six months ended October 31, 2003
Revenues	$12,018	$1,300	$—	$13,318

Loss before income taxes	$(9,894)	$(11,402)	$(13,323)	$(34,619)

(a)  Represents unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as interest expense.  Beginning in fiscal 2005, corporate and other expenses also include incremental costs related to becoming an independent public company, including additional insurance costs, stock-based compensation and Board of Directors’ fees.

12.    COMMITMENTS AND CONTINGENCIES

Commitments

Purchase obligation payments in connection with marketing arrangements are due as follows:

Amount
Remaining six months in fiscal 2005	$1,823
2006	2,249
2007	1,293
2008	87
Total	$5,452

Guarantees of Indebtedness

The Company routinely enters into contracts that include embedded indemnifications that have characteristics similar to guarantees, including obligations to protect counter parties from losses arising from the following: (a) tax, legal and other risks related to the purchase of businesses; (b) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for customers by company-owned offices; (c) indemnification of the Company’s directors and officers; (d) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; and (e) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against the Company and the ultimate liability related to any such claims, if any, is difficult to predict. While there have not been any indemnification payments by JHTS under these arrangements in the past, there can be no assurance that the Company will not be obligated to make such payments in the future.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise noted, all dollar amounts are in thousands except per share amounts)

Legal Proceedings

On August 27, 2002, a plaintiff group comprising 154 franchisees filed an action against the Company and SBB&T in the Superior Court of New Jersey, Morris County. The suit alleged, among other things, that the Company breached an agreement with the plaintiffs by not paying them a portion of surpluses in refund anticipation loan loss reserves. The plaintiffs sought a declaratory judgment, an accounting, payment of an incentive rebate, unspecified compensatory and punitive damages, treble damages and attorneys’ fees. By an order dated December 6, 2002, the court dismissed the conversion and fraud counts of the complaint with prejudice. The plaintiffs filed an amended complaint on March 17, 2003. The parties submitted the matter to mediation in July 2003, which resulted in a settlement in which the Company agreed, among other things, to make a $2,000 cash payment, spend an additional $2,000 on regional advertising from 2004 through 2006, pay additional rebates to franchisees of up to $3.00 per refund anticipation loan processed during the 2004 through 2006 tax seasons, subject to performance criteria, and implement a temporary royalty fee reduction program for certain new franchise offices. On December 19, 2003, the court issued a ruling enforcing the settlement and dismissed the action with prejudice. As of October 31, 2004, 152 plaintiffs in the action have executed the settlement agreement, and one has appealed the enforcement order of December 19, 2003. Accordingly, a $10,410 charge was recognized in fiscal 2004 of which $8,044 was recorded during the six months ended October 31, 2003 and is included within selling, general and administrative expense on the accompanying Consolidated Statement of Operations.  As of October 31, 2004, $3,452 of the Company’s litigation settlement accrual is included in accounts payable and accrued liabilities and $2,491 is included in other non-current liabilities in the Consolidated Balance Sheet.

On April 4, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against SBB&T and the Company in the Superior Court of California (Santa Barbara) in connection with the provision of refund anticipation loans, seeking declaratory relief as to the lawfulness of the practice of cross-lender debt collection, the validity of Santa Barbara’s cross-lender debt collection provision and whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent. The Company was joined in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T.  The Company filed a demurrer to the complaint.  The Court denied the demurrer and granted leave to plaintiffs to amend their complaint. The Company has answered the amended complaint, denying any liability.  The case is in its discovery and pretrial stage.  The Company believes it has meritorious defenses to the claims and is defending against them vigorously.  Ms. Hood has also filed a separate suit against the Company and Cendant on December 18, 2003 in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. The allegations relate to the same set of facts as the California action. In January 2004, the Company filed a motion to remove this case to federal court in Ohio and also moved the federal court to stay, or dismiss, the Ohio action while permitting the California action to proceed. The case was remanded to state court where the Company filed a motion to stay or dismiss, which was denied.  The Company has answered the Complaint, denying any liability.  The case is in its discovery and pretrial stage.  The Company believes it has meritorious defenses to the claims and is defending against them vigorously.

On June 18, 2004, Myron Benton brought a purported class action against SBB&T and the Company in the Supreme Court of the State of New York (County of New York) in connection with disclosures made in connection with the provision of refund anticipation loans, alleging that the disclosures and related practices are fraudulent and otherwise unlawful, and seeking equitable and monetary relief.  The Company has filed a Motion to dismiss, which is pending.  While this matter is at a preliminary stage, the Company believes it has meritorious defenses to the claims and intends to defend them vigorously.

The Company is from time to time subject to other legal proceedings and claims in the ordinary course of business, none of which the Company believes are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  However, there can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13.    SUBSEQUENT EVENT

Declaration of Dividend

On December 8, 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable on January 14, 2005, to common stockholders of record on December 27, 2004.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations contained in our initial registration on Form S-1 filed with the Securities and Exchange Commission (“SEC”) on June 21, 2004.

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

•                  government legislation and regulation of our industry and products and services, including refund anticipation loans;

•                  our exposure to litigation;

•                  our ability to protect our customers’ personal information;

•                  the success of our franchised offices;

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

•                  our ability to sustain or negotiate services currently provided by Cendant Corporation at reasonable costs;

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

OVERVIEW

We are the second largest paid tax return preparer in the United States of America, based on the number of tax returns filed by paid preparers, with a nationwide network comprised of 4,330 franchised offices and 605 company-owned offices as of the end of last tax season.   We have grown rapidly, more than doubling both the number of offices in our network since 1998 and the annual volume of tax returns prepared by our network since 1999. In 2004, our network filed 3.1 million tax returns, an increase of 11% as compared to 2003. Our revenues are primarily dependent on the successful operations of our franchise system and our company-owned offices.

We manage and evaluate the operating results of our business in two segments:

•                    Franchise operations: This segment consists of the operations of our franchise business, including royalty and marketing and advertising revenues, financial product fees, other financial product revenues and other revenues.

•                    Company-owned office operations: This segment consists of the operations of our company-owned offices for which we recognize service revenues for the preparation of tax returns and related services.

Separation from Cendant Corporation and Related Party Transactions

Continuing Business Arrangements with Cendant Upon Separation

On June 25, 2004, Cendant Corporation (“Cendant”) completed an initial public offering (“IPO”), for the sale of 100% of its ownership interest in us.  Upon completion of the IPO, we entered into a transitional agreement with Cendant to provide for an orderly transition to being an independent company and to govern the continuing arrangements between us and Cendant. We also entered into a sublease agreement for our corporate headquarters in Parsippany, New Jersey and a sublease assignment and assumption agreement for our technology facility in Sarasota, Florida. Under the transitional agreement, Cendant agreed to provide us with various services, including services relating to facilities, human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, tax support, event marketing, franchise field audit services, telecommunications services, information technology services, call support services and public and regulatory affairs. The transitional agreement also contains agreements relating to indemnification, tax sharing and tax indemnification, access to information and non-solicitation of employees.

Periods Covered Under Transitional Agreement and Other Related Agreements

The majority of the services covered in the transitional agreement will expire by December 31, 2005, with the exception of information technology services and telecommunications services, which will expire in June 2006 and June 2007, respectively. We do not expect any of the services provided under these agreements to expire before December 31, 2004. Additionally, all of the services provided under the transitional agreement may be terminated by us, without penalty, upon not less than 30 days prior written notice to Cendant, except for information technology services which will require a termination payment to Cendant in an amount equal to the unamortized lease costs of computer hardware specific to our mainframe environment, as well as for any unpaid actual costs incurred by Cendant with respect to these services. For almost all services provided, Cendant does not have the ability to terminate the provision of the services prior to the expiration date, with the exception of telecommunications services, franchise field audit services and call support services, which Cendant may terminate upon prior written notice to us of 180 days, 120 days, and 120 days, respectively. Cendant may terminate the sublease for our Parsippany, New Jersey corporate headquarters prior to the expiration date upon 120 days prior written notice, but Cendant is required to relocate us, at Cendant’s cost, to mutually acceptable office space.  As of December 13, 2004, we have not received any such notice from Cendant.

Cost of Transitional Agreement

Under the transitional agreement, the cost of each transitional service generally reflects the same payment terms and is calculated using the same cost allocation methodologies for the particular service as those associated with the costs in our historical consolidated financial statements. The transitional agreement was negotiated in the context of a parent-subsidiary relationship. The provisions of many of the services were transitioned at similar costs to those allocated by Cendant historically. After the expiration of the transitional agreement, we may not be able to replace these services in a timely manner or on terms and conditions, including cost, as favorable as those we have received from Cendant.

Status of Transition

We continue to be on target with building our own infrastructure to replace the transition services currently being provided by Cendant.  We are implementing our own back office systems including human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable and tax support.  Most of these activities are expected to be completed during our third quarter of fiscal 2005.  Remaining relationships, for which we rely on Cendant and which we are continuing to evaluate, include the sublease of our corporate headquarters in Parsippany, New Jersey, as well as data center management capabilities and ongoing telecommunication services.

Prior Fiscal Year Financial Statements

Our unaudited consolidated statements of operations and cash flows for the three and six months ended October 31, 2003 reflect the historical results of our business divested by Cendant in the IPO and may not necessarily reflect our results of operations and cash flows in the future or what our results of operations and cash flows would have been had we been a stand-alone public company during these periods.

Key Trends and Uncertainties Affecting Our Results

The following is a summary of the key trends and uncertainties that affected our financial results up through the period ended October 31, 2004.  Please also see “Forward-Looking Statements” for a discussion of uncertainties facing our business.

Our revenues have grown significantly over the past three fiscal years achieved, in part, through rapidly establishing offices in urban areas with large markets for our products.  The following are the key factors currently affecting our results:

•                  Seasonality of Revenues and Results of Operations — Given the seasonal nature of the tax preparation business, we have generated and expect to generate substantially all of our revenues during the tax season period from January through April of each year, which overlaps our third and fourth quarters. During fiscal 2004, we generated approximately 91% of our revenues during this four-month period. We generally operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.

•                  Franchise Business Model — A majority of our revenues are derived from our franchise system which has increased significantly over the past three fiscal years.  Our franchise model enables us to grow more quickly with less capital investment and lower operating expenses than if we directly operated all of the offices in our network.  The franchise model has an inherently higher profit margin than our company-owned offices, as our existing infrastructure permits additional franchise growth without significant additional fixed cost investment.

•                  Variability of Other Financial Product Revenues — In order to reduce the variability of our other financial product revenues, we executed a new agreement on May 5, 2004 with Santa Barbara Bank & Trust (“SBB&T”), the provider in fiscal 2004 of approximately 80% of the refund anticipation loans that we facilitate.  Accordingly, we expect our revenues related to a large portion of our refund anticipation loans to become less variable beginning with the upcoming tax season.  Under the new agreement, in lieu of earning revenues based upon the amount of finance fees and uncollected loans, effective with the upcoming tax season, we will earn primarily a fixed fee based upon the number of refund anticipation loans facilitated during the tax season through SBB&T.  We expect to earn most of our revenues during the filing season in conjunction with the filing of income tax returns and the facilitation of refund anticipation loans.  Given the reduced volatility under the new agreement, we expect this component of revenues to grow consistently with the number of refund anticipation loans facilitated through SBB&T.  Based on our historical experience, we do not currently expect that any remaining variable fees associated with the new agreement will have a material impact on our consolidated results of operations.

Costs Associated with Being an Independent Public Company

In conjunction with being an independent public company effective June 25, 2004, we have incurred $2.2 million in costs during the six months ended October 31, 2004, which are incremental to our historical costs and consist of: (i) $1.0 million related to directors and officers and errors and omissions insurance coverage and (ii) $1.2 million primarily related to stock-based compensation and Board of Directors’ fees.

We incurred a stock-based compensation charge during the first quarter of fiscal 2005 of $4.5 million in conjunction with the IPO related to the issuance to employees of vested stock options and common stock in exchange for Cendant stock options and restricted stock units that were held by such employees prior to the IPO.

RESULTS OF OPERATIONS

Consolidated

                Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

Consolidated Results of Operations (in thousands)	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Revenues
Franchise operations revenues:
Royalty	$389	$498	$989	$742
Marketing and advertising	180	237	455	353
Financial product fees	1,488	672	3,190	1,279
Other financial product revenues	2,344	3,122	5,840	5,378
Other	2,402	2,341	4,661	4,266
Service revenues from company-owned office operations	612	676	1,063	1,300
Total revenues	7,415	7,546	16,198	13,318

Expenses
Cost of franchise operations	6,444	5,719	13,298	11,848
Marketing and advertising	2,986	2,985	5,198	4,771
Cost of company-owned office operations	4,922	4,244	9,539	8,522
Selling, general and administrative	6,207	5,923	16,687	16,993
Depreciation and amortization	2,958	2,850	5,797	5,954
Total expenses	23,517	21,721	50,519	48,088

Loss from operations	(16,102)	(14,175)	(34,321)	(34,770)
Other income/(expense):
Interest income	232	146	384	302
Interest expense	(1,760)	(83)	(2,517)	(151)
Loss before income taxes	(17,630)	(14,112)	(36,454)	(34,619)
Benefit from income taxes	(6,906)	(5,607)	(14,284)	(13,754)
Net loss	$(10,724)	$(8,505)	$(22,170)	$(20,865)

Three Months Ended October 31, 2004 as Compared to Three Months Ended October 31, 2003

Given the seasonality of our business, approximately 2% of the total tax returns prepared by our network in fiscal 2004 were prepared in the first and second fiscal quarters.  Consequently, the number of tax returns prepared during the first and second fiscal quarters and the corresponding revenues are not indicative of the overall trends of our business for the fiscal year.  Most tax returns prepared in the first and second fiscal quarters were related to either tax returns for which filing extensions had been applied for by the customer or amended tax returns.

Total revenues were $7.4 million for the second quarter of fiscal 2005 as compared to $7.5 million for the same period last year, a decrease of $0.1 million, or 2%.  Financial product fees increased $0.8 million, or 121%, primarily due to growth in our Gold Guarantee® product.  This product is usually sold during tax season, but the revenues are amortized ratably over the product’s 36-month life. Conversely, we saw a decrease of $0.8 million, or 25%, in other financial product revenues due to lower collections of refund anticipation loans.  Other financial product revenues for the second quarter of fiscal 2005 were $2.3 million as compared to $3.1 million for the same period last year, of which $1.7 million earned in the second quarter of fiscal 2005 was related to our prior agreement with SBB&T.  Other financial product revenues have varied over the years, as it has been dependent upon a number of factors involving risk related to the receipt of income tax refunds.  To reduce this variability, we renegotiated our refund anticipation loan agreement with SBB&T.  Under the new agreement, we will earn primarily a fixed fee for refund anticipation loans facilitated through SBB&T.  As we transition to our new agreement which begins with the upcoming tax season, these revenues are expected to decline as compared to fiscal 2004.  Although there is a variable component to the fees received, we do not currently anticipate that such fees or potential reimbursement obligations will have a material impact on our consolidated results of operations.  If the new agreement with SBB&T had always been in effect, other financial product revenues would have been limited to $0.6 million in the second quarter of fiscal 2005 solely attributable to revenues from refund anticipation loans facilitated through Household Tax Masters Inc.  Revenues for the second quarter of fiscal 2005 also included $2.4 million in other revenues, primarily related to the sale of 75 new territories to franchisees, which is consistent with the same quarter last year.

Total expenses were $23.5 million for the second quarter of fiscal 2005 as compared to $21.7 million for the same period last year, an increase of $1.8 million, or 8%.  Included in the second quarter of fiscal 2005 expenses were additional costs of $1.3 million related to becoming an independent public company, such as additional insurance costs, stock-based compensation and Board of Directors’ fees.  There were also increases in expenses of $0.7 million, or 13%, in our franchise operations segment and $0.7 million, or 16%, in our company-owned office operations segment.  The increase in the cost of franchise operations included an increase in costs due to the growth of our Gold Guarantee product and increased labor costs to support the expansion needs of existing territories.  The increase in the cost of company-owned operations was due to higher off-season costs related to facility and labor costs associated with the increased number of company-owned offices.  These increases were partially offset by a $1.0 million decrease in other miscellaneous expenses included in selling, general and administrative.

Interest expense increased by $1.7 million in the second quarter of fiscal 2005 as compared to the same period last year primarily as a result of the issuance in June 2004 of $175.0 million of five-year floating rate senior unsecured notes (the “Notes”) in connection with the IPO.

Six Months Ended October 31, 2004 as Compared to Six Months Ended October 31, 2003

Total revenues were $16.2 million for the six months ending October 31, 2004 as compared to $13.3 million for the same period last year, an increase of $2.9 million, or 22%.  Financial product fees increased $1.9 million, or 149%, driven primarily by growth in our Gold Guarantee product.  Other financial product revenues increased $0.5 million, or 9%, due to higher collections of refund anticipation loans.  Other financial product revenues for the six months ended October 31, 2004 were $5.8 million as compared to $5.4 million for the same period last year, of which $4.6 million earned during the six months ended October 31, 2004 was related to the Company’s prior agreement with SBB&T.  If the new agreement with SBB&T had always been in effect, other financial product revenues would have been limited to $1.2 million for the six months ended October 31, 2004 solely attributable to revenues from refund anticipation loans facilitated through Household Tax Masters Inc.  Revenues for the six months ending October 31, 2004 also included $4.7 million in other revenues, primarily related to the sale of 140 new territories to franchisees, an increase of $0.4 million, or 9%, as compared to the same period last year.

Total expenses were $50.5 million for the six months ending October 31, 2004 as compared to $48.1 million for the same period last year, an increase of $2.4 million, or 5%.  Included in the six months ended October 31, 2004 expenses was an additional stock-based compensation charge of $4.5 million related to the issuance to employees of 903,935 vested stock options and 100,880 shares of common stock in exchange for Cendant stock options and unvested restricted stock units that were held by such employees prior to the IPO.  Also included in the six months ended October 31, 2004 were additional costs of $2.2 million related to becoming an independent public company, such as additional insurance costs, stock-based compensation and Board of Directors’ fees.  Included in the six months ended October 31, 2003 expenses were additional costs of $6.0 million consisting primarily of an $8.0 million litigation settlement charge partially offset by a $2.0 million reduction in bad debt reserves as a result of improved collection performance.  These additional costs alone resulted in a net increase in expenses of $0.7 million for the six months ended October 31, 2004 as compared to the same period last year.

In addition, there were also increases in expenses of $1.5 million, or 12%, in our franchise operations segment and $1.0 million, or 12%, in our company-owned office operations segment due to the same factors noted above in the second fiscal quarter comparison.  These increases were partially offset by a $1.0 million decrease in other miscellaneous expenses included in selling, general and administrative.

  Interest expense increased by $2.4 million for the six months ended October 31, 2004 as compared to the same period last year as a result of the $175.0 million Notes issuance in June 2004.

Segment Results and Corporate

Franchise Operations

At the core of our business strategy is the growth and development of our franchise system. We derive a significant portion of our revenues during our third and fourth fiscal quarters from royalty and marketing and advertising fees, which are also our fastest growing source of revenues. We earn royalty fees based on our franchisees’ revenues. We provide our franchisees with services designed to increase their revenues, including training, administrative support, access to our proprietary ProFiler® tax return preparation software and tax refund-related financial products, product development and quality assurance. Marketing and advertising fees are based on our franchisees’ revenues and are used to support national advertising programs, brand development, website development and our franchisees’ regional and local advertising.

Franchise Results of Operations	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands):	2004	2003	2004	2003
Revenues
Royalty	$389	$498	$989	$742
Marketing and advertising	180	237	455	353
Financial product fees	1,488	672	3,190	1,279
Other financial product revenues	2,344	3,122	5,840	5,378
Other	2,402	2,341	4,661	4,266
Total revenues	6,803	6,870	15,135	12,018

Expenses
Cost of franchise operations	6,444	5,719	13,298	11,848
Marketing and advertising	2,667	2,548	4,638	4,186
Selling, general and administrative	934	1,362	1,948	2,370
Depreciation and amortization	1,859	1,945	3,751	3,810
Total expenses	11,904	11,574	23,635	22,214

Loss from operations	(5,101)	(4,704)	(8,500)	(10,196)
Other income/(expense):
Interest income	225	146	371	302
Loss before income taxes	$(4,876)	$(4,558)	$(8,129)	$(9,894)

Three Months Ended October 31, 2004 as Compared to Three Months Ended October 31, 2003

Total franchise operations revenues remained relatively unchanged for the second quarter of fiscal 2005 as compared to the same period last year.  Financial product fees increased $0.8 million, or 121%, for the second quarter of fiscal 2005 as compared to the same period last year driven primarily by growth in our Gold Guarantee product.  There was a decrease of $0.8 million, or 25%, in other financial product revenues due to lower collections of refund anticipation loans.  Other financial product revenues in the second quarter of fiscal 2005 included of $1.7 million related to the Company’s prior agreement with SBB&T, which has been renegotiated and becomes effective with the facilitation of loans in the upcoming tax season.  If the new agreement with SBB&T had always been in effect, other financial product revenues would have been limited to $0.6 million in the second quarter of fiscal 2005 solely attributable to revenues from refund anticipation loans facilitated through Household Tax Masters Inc.  Revenues for the second quarter of fiscal 2005 also included $2.4 million in other revenues, primarily related to the sale of 75 territories.

In the second quarter of fiscal 2005, total expenses increased by $0.3 million, or 21%, as compared to the same period as last year, primarily due to an increase in cost of franchise operations of $0.7 million, or 13%, due to increased costs related to the growth of our Gold Guarantee product and increased labor costs to support the expansion needs of existing territories.  This increase was partially offset by a decrease of $0.4 million, or 31%, in selling, general and administrative expenses in the second quarter of fiscal 2005 as compared with the same period last year.

Six Months Ended October 31, 2004 as Compared to Six Months Ended October 31, 2003

Total franchise operations revenues increased $3.1 million, or 26%, for the six months ended October 31, 2004 as compared to the same period last year.  Financial product fees increased $1.9 million, or 149%, for the six months ended October 31, 2004 as compared to the same period last year driven primarily by growth in our Gold Guarantee product.  Other financial product revenues increased $0.5 million, or 9%, due to higher collections of refund anticipation loans.  For the six months ended October 31, 2004, other financial product revenues included $4.6 million related to the Company’s prior agreement with SBB&T.  If the new agreement with SBB&T had always been in effect, other financial product revenues would have been limited to $1.2 million for the six months ended October 31, 2004 solely attributable to revenues from refund anticipation loans facilitated through Household Tax Masters Inc.  Other revenues for the six months ending October 31, 2004 primarily represented the sale of 140 territories, an increase of $0.4 million, or 9%, as compared to the same period last year.

In the six months ended October 31, 2004, total expenses increased by $1.4 million, or 6%, as compared to the same period last year primarily due to an increase in cost of franchise operations of $1.5 million, or 12%, due to the same factors noted above in the second fiscal quarter comparison.  This increase was partially offset by a decrease of $0.4 million, or 18%, in selling, general and administrative expenses in the six months ended October 31, 2004 as compared to the same period last year.

Company-Owned Office Operations

Complementing our franchise system are our company-owned offices.

Company-Owned Office Results of Operations	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands):	2004	2003	2004	2003
Revenues
Service revenues from company-owned office operations	$612	$676	$1,063	$1,300

Expenses
Cost of operations	4,922	4,244	9,539	8,522
Marketing and advertising	319	437	560	585
Selling, general and administrative	839	682	1,759	1,451
Depreciation and amortization	1,099	905	2,046	2,144
Total expenses	7,179	6,268	13,904	12,702

Loss from operations	(6,567)	(5,592)	(12,841)	(11,402)
Other income/(expense):
Interest income	7	—	13	—
Loss before income taxes	$(6,560)	$(5,592)	$(12,828)	$(11,402)

Three and Six Months Ended October 31, 2004 as Compared to Three and Six Months Ended October 31, 2003

Loss before income taxes increased by $1.0 million, or 17%, in the second quarter of fiscal 2005 as compared to the same period last year.  Loss before income taxes increased by $1.4 million, or 13%, for the six months ended October 31, 2004 as compared to the same period last year.  Both increases were primarily due to higher off-season expenses related to facility and labor costs associated with the increased number of company-owned offices.

Corporate and Other

Corporate and other expenses consist of unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as interest expense.  Beginning in fiscal 2005, corporate and other expenses include incremental costs related to becoming an independent public company, including additional insurance costs, stock-based compensation and Board of Directors’ fees.

Corporate and Other: Results of Operations	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands):	2004	2003	2004	2003
Expenses (1)
Stock-based compensation charge related to the IPO	$—	$—	$4,508	$—
Litigation settlement charge	—	—	—	8,044
Bad debt reserve adjustment	—	—	—	(2,001)
General and administrative	4,434	3,879	8,472	7,129
Total expenses	4,434	3,879	12,980	13,172

Other income/(expense):
Interest expense	(1,760)	(83)	(2,517)	(151)
Loss before income taxes	$(6,194)	$(3,962)	$(15,497)	$(13,323)

(1)          Included in selling, general and administrative in the Consolidated Statements of Operations.

Three Months Ended October 31, 2004 as Compared to Three Months Ended October 31, 2003

Corporate and other total expenses, excluding interest expense, increased by $0.6 million, or 14%, in the second quarter of fiscal 2005 as compared to the same period last year.  This increase was primarily the result of $1.3 million in incremental costs related to becoming an independent public company including additional insurance costs, stock-based compensation and Board of Directors’ fees, partially offset by a reduction of $0.7 million in miscellaneous expenses included in selling, general and administrative.  Interest expense increased by $1.7 million in the second quarter of fiscal 2005 as compared to the same period last year as a result of the Notes issuance in June 2004.

Six Months Ended October 31, 2004 as Compared to Six Months Ended October 31, 2003

Corporate and other total expenses, excluding interest expense, decreased $0.2 million, or 1%, during the six months ended October 31, 2004 as compared to the same period last year.  This decrease was primarily the result of $6.0 million (litigation settlement charge of $8.0 million offset by bad debt reserve adjustment of $2.0 million) of expenses incurred in first quarter of fiscal 2004 offset by a $4.5 million charge related to the issuance to employees of stock options and common stock in connection with the IPO in the first quarter of fiscal 2005.  Other general and administrative expenses increased by $1.3 million, or 19%, due primarily to $2.2 million in incremental costs related to becoming an independent public company, partially offset by a reduction of $0.9 million in miscellaneous expenses included in selling, general and administrative. Interest expense increased by $2.4 million for the six months ended October 31, 2004 as compared to the same period last year as a result of the $175.0 million Notes issuance in June 2004.

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

Seasonality of our Cash Flows

Our revenues have been and are expected to continue to be highly seasonal. As a result, we generate most of our operating funds during the tax season that consists of the period from January through April.  Certain of our expenses are also highly seasonal in nature including our marketing and advertising expenses as well as the costs to operate our company-owned offices, both of which increase shortly before and continue through the tax filing season.  During the off-peak season, we require funds to cover our operating expenses as well as to reinvest in our business for future growth. We expect to fund our operations through our operating cash flow and through our credit facility, as required.

Increase in Debt and the Establishment of a Credit Facility

In June 2004, in conjunction with the IPO, we issued $175.0 million of five-year floating rate senior unsecured notes through a private placement.  The purpose of the Notes issuance was to fund the cash portion of the Special Dividend paid to Cendant upon Cendant’s divestiture of its entire ownership interest in us.  We are required to repay the entire principal amount on June 25, 2009, but have the option to prepay all or a portion of the Notes any time on or after June 25, 2005.  In June 2004, we also established a $100.0 million five-year revolving credit facility.  Borrowings under the credit facility are to be used to finance working capital needs, potential acquisitions and other general corporate purposes.  To the extent we complete any acquisitions, we may require additional debt or equity financing to meet our capital needs.

For a more detailed discussion of our Notes and our credit facility, including a description of financial covenants which we are required to maintain, please refer to Note 9, “Long-Term Debt and Credit Facility” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash for the Six Months Ended October 31, 2004

Operating activities:  In the six months ended October 31, 2004, net cash provided by operating activities was negligible.  Comparatively speaking, net cash used in operations was $9.5 million in the same period last year. Described below are some of the more significant items that contributed to, or partially offset, our net cash provided by operating activities in the six months ended October 31, 2004:

•                  The collection of receivables related to other financial product revenues — Included in the decrease in accounts receivable are revenues earned from the facilitation of refund anticipation loans related to the finance fees paid by customers to the financial institutions less the loan amounts that financial institutions are unable to collect.  This receivable was related primarily to higher revenues earned from refund anticipation loans facilitated in the prior tax season as compared to amounts collected during the six months ended October 31, 2003.

•                  Payments related to litigation settlements — Included in the decrease in accounts payable and accrued liabilities during the six months ended October 31, 2004, were payments of $2.4 million related to the litigation settlement reserve that was established in fiscal 2004.

•                  Interest payments — In October 2004, we made a quarterly interest payment of $1.4 million on the Notes.

Investing activities:  Net cash used in investing activities was $4.1 million for the six months ended October 31, 2004 as compared to $4.4 million for the same period last year.  Included in both of these periods was the funding of development advances by which we provide funds to independent tax practices to assist in the conversion of their operations to the Jackson Hewitt brand and/or to further expand their business(es).  We expect to continue to make such investments in the future.  Capital expenditures were primarily related to upgrades on our information technology systems, including a new financial systems implementation in fiscal 2005.  Cash paid for acquisitions during the six months ended October 31, 2004 included $0.3 million related to an acquisition completed in fiscal 2005 and $0.4 million for cash settlement of accrued purchase price obligations.

Financing activities:   Net cash provided by financing activities was $6.4 million for the six months ended October 31, 2004 as compared to $12.8 million for the same period last year.  In connection with the IPO, we issued $175.0 million of Notes and used the entire proceeds to fund the cash portion of the Special Dividend to Cendant.  We also paid fees of $3.3 million to issue the Notes as well as to establish the $100.0 million credit facility.  In October 2004 we made a quarterly cash dividend of $0.07 per share of common stock to stockholders of record on September 27, 2004.  The changes in due from Cendant Corporation during both periods represented the cash settlement of intercompany transactions with Cendant.

In addition to the cash portion of the Special Dividend paid to Cendant during the six months ended October 31, 2004, we settled our remaining intercompany balance with Cendant through a non-cash distribution of amounts due from Cendant on the date of disposition of $131.9 million.  This amount is disclosed as a non-cash transaction in the Supplemental Disclosure section of the Consolidated Statements of Cash Flows.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

Our primary future cash requirements will be to fund operating activities,  debt service, development advances, capital expenditures, acquisitions and quarterly dividends.  For the remainder of fiscal 2005 our primary cash requirements are as follows:

•                  Credit facility repayments — As of October 31, 2004 we had not borrowed under our revolving credit facility.  As of December 13, 2004 we borrowed $9.0 million under our revolving credit facility and expect to continue to borrow additional amounts during the current quarter to fund working capital.  We plan to repay such amounts by the end of fiscal 2005 using cash flows from our operations which we expect to peak during the fourth quarter.

•                  Debt service — In the third quarter of fiscal 2005, we expect to make an interest payment of approximately $1.5 million related to our $175.0 million Notes and anticipate making an additional quarterly interest payment on these Notes during the fourth quarter of fiscal 2005.

•                  Quarterly dividends — On January 14, 2005, we will make a quarterly cash dividend payment of $0.07 per share to our common stockholders of record on December 27, 2004.  Based on our estimates, we anticipate this dividend to be approximately $2.6 million.

•                  Marketing and advertising expenses — Cash outlays for marketing and advertising expenses are seasonal in nature and will increase in our third and fourth fiscal quarters consistent with the tax season.  Marketing and advertising expenses include national, regional and local campaigns designed to increase brand awareness and attract both early-season and late-season tax filers.  Franchisee contributions and cash from our operations fund our budget for these types of expenses.

•                  Costs to operate company-owned offices — Our company-owned offices complement our franchise system and are focused primarily on organic growth through the opening of new company-owned offices within existing territories as well as increasing office productivity.  Costs to operate our company-owned offices will increase in our third and fourth fiscal quarters primarily due to an increase in labor costs related to the hiring of seasonal employees who provide tax-filing services to our customers.

We may from time to time prior to June 25, 2009 seek to retire all or a part of our outstanding debt through cash payments.  Such prepayments, if any, will depend on prevailing market conditions, our liquidity requirements, contractual requirements and other factors.  The amounts involved may be material.

Future Sources of Cash

We expect our primary source of cash to be provided by operating activities beginning with the upcoming tax-filing season in January 2005.  During the off-peak season we typically anticipate the need to borrow against our credit facility to fund operations, though during the six months ended October 31, 2004, we did not borrow any amounts under our credit facility.  As of December 13, 2004 we borrowed $9.0 million under our revolving credit facility and expect to continue to borrow additional amounts.  We expect that cash provided by operations during the upcoming tax season will enable us to repay such borrowings by the end of fiscal 2005.

Critical Accounting Policy

In presenting our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported therein. Events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our consolidated financial statements were the most appropriate at that time. The following accounting policy may affect reported results which could cause variations in our consolidated financial results both on an interim and fiscal year end basis.

Goodwill

We conducted the required annual goodwill impairment review during the fourth quarter of fiscal 2004.  In accordance with the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” we compared the carrying value of our reporting units, which are our franchise operations segment and company-owned office operations segment, to their fair values and determined that the carrying amount of our reporting units did not exceed their respective fair values. When determining fair value, we utilized various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact net income (loss). We will continue to review the carrying value of goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. An adverse change to our business will impact our consolidated results and may result in an impairment of our goodwill. The aggregate carrying value of our goodwill was $392.3 million at October 31, 2004.  See Note 4, “Goodwill and Other Intangible Assets, Net” to our Consolidated Financial Statements for more information on goodwill.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable and notes receivable.  We manage such risk by evaluating the financial position and creditworthiness of such counterparties.  As of October 31, 2004, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties.  Concentrations of credit risk associated with receivables are considered minimal due to our diverse customer base.  We do not normally require collateral or other security to support credit sales.

 A 1% change in the interest rate on our Notes would result in an increase or decrease in interest expense of $1.8 million annually.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 12, “Commitments and Contingencies,” to our Consolidated Financial Statements, which is incorporated by reference herein.

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

Item 6.  Exhibits.

Exhibits:  We have filed the following exhibits in connection with this report.

10.20              Form of Stock Option Agreement under the 2004 Equity and Incentive Plan.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of December, 2004.

JACKSON HEWITT TAX SERVICE INC.

By:

/s/ MICHAEL D. LISTER
Michael D. Lister
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MARK L. HEIMBOUCH
Mark L. Heimbouch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)