Form 10-Q
period 2005-01-31
JACKSON HEWITT TAX SERVICE INC
filed 2005-03-16
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

The number of shares outstanding of the registrant’s common stock was 37,626,049 as of February 28, 2005.

JACKSON HEWITT TAX SERVICE, INC.

PART 1 — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Revenues
Franchise operations revenues:
Royalty	$20,197	$16,546	$21,186	$17,288
Marketing and advertising	9,414	7,829	9,869	8,182
Financial product fees	13,673	10,345	16,863	11,624
Other financial product revenues	2,277	1,300	8,117	6,678
Other	3,663	3,811	8,324	8,077
Service revenues from company-owned office operations	24,013	19,695	25,076	20,995
Total revenues	73,237	59,526	89,435	72,844

Expenses
Cost of franchise operations	6,577	6,079	19,875	17,927
Marketing and advertising	14,977	13,563	20,175	18,334
Cost of company-owned office operations	12,107	12,462	21,646	20,984
Selling, general and administrative	6,209	5,667	22,896	22,660
Depreciation and amortization	2,850	2,987	8,647	8,941
Total expenses	42,720	40,758	93,239	88,846

Income (loss) from operations	30,517	18,768	(3,804)	(16,002)
Other income/(expense):
Interest income	355	247	739	549
Interest expense	(2,022)	(111)	(4,539)	(262)
Income (loss) before income taxes	28,850	18,904	(7,604)	(15,715)
Provision for (benefit from) income taxes	11,304	7,510	(2,980)	(6,244)
Net income (loss)	$17,546	$11,394	$(4,624)	$(9,471)

Earnings (loss) per share:
Basic	$0.47	$0.30	$(0.12)	$(0.25)
Diluted	$0.46	$0.30	$(0.12)	$(0.25)

Weighted average shares outstanding (in thousands):
Basic	37,640	37,500	37,603	37,500
Diluted	38,030	37,500	37,603	37,500

The accompanying notes are an integral part of these Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of
	January 31, 2005	April 30, 2004
Assets
Current assets:
Cash and cash equivalents	$717	$5,266
Accounts receivable, net of allowance for doubtful accounts of $1,655 and $1,121, respectively	55,768	31,315
Notes receivable, net	3,618	1,944
Prepaid expenses and other	7,089	4,810
Deferred income taxes	5,573	5,074
Total current assets	72,765	48,409

Property and equipment, net	34,639	37,347
Goodwill	392,691	392,368
Other intangible assets, net	88,309	89,902
Due from Cendant Corporation	—	143,985
Notes receivable, net	3,883	1,985
Other non-current assets	14,946	11,946
Total assets	$607,233	$725,942

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$29,076	$26,095
Deferred revenues	12,746	5,558
Short-term borrowings.	12,000	—
Total current liabilities	53,822	31,653

Long-term debt	175,000	—
Deferred income taxes	26,458	26,335
Other non-current liabilities	8,265	12,858
Total liabilities	263,545	70,846

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Common stock, par value $0.01; Authorized: 200,000,000 shares; Issued and outstanding: 37,624,449 and 37,500,000 shares, respectively	376	375
Additional paid-in capital	344,298	475,844
Retained earnings/(Accumulated deficit)	(986)	178,877
Total stockholders’ equity	343,688	655,096
Total liabilities and stockholders’ equity	$607,233	$725,942

The accompanying notes are an integral part of these Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended January 31,
	2005	2004
Operating activities:
Net loss	$(4,624)	$(9,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,647	8,941
Amortization of Gold Guarantee product	(1,182)	(630)
Amortization of development advances	776	628
Amortization of deferred financing fees	387	—
Provision for uncollectible receivables	1,788	2,096
Decrease of bad debt reserve	—	(2,001)
Stock-based compensation	6,002	—
Provision for litigation settlement	—	8,899
Deferred income taxes	(376)	(6,243)
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(25,241)	(25,773)
Notes receivable	(4,383)	(2,984)
Prepaid expenses and other	(2,279)	(1,042)
Other non-current assets	(1,699)	(981)
Accounts payable and accrued liabilities	2,744	3,466
Deferred revenues	9,592	2,193
Other non-current liabilities	(2,933)	(355)
Net cash used in operating activities	(12,781)	(23,257)

Investing activities:
Capital expenditures	(3,633)	(3,727)
Funding of development advances	(2,271)	(2,245)
Cash paid for acquisitions	(1,698)	(2,220)
Net cash used in investing activities	(7,602)	(8,192)

Financing activities:
Proceeds from issuance of Notes	175,000	—
Cash portion of Special Dividend to Cendant Corporation	(175,000)	—
Proceeds from borrowings from revolving credit facility	20,000	—
Repayment of borrowings from revolving credit facility	(8,000)	—
Proceeds from issuance of common stock	304	—
Dividends paid to shareholders	(5,266)	—
Debt issuance costs	(3,337)	—
Decrease in Due from Cendant Corporation	12,133	38,309
Net cash provided by financing activities	15,834	38,309

Net (decrease) increase in cash and cash equivalents	(4,549)	6,860
Cash and cash equivalents, beginning of period	5,266	1,543
Cash and cash equivalents, end of period	$717	$8,403

Supplemental disclosure of non-cash transactions:
Special Dividend — Distribution of Due from Cendant Corporation	$131,852	$—

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of January 31, 2005 and for the three and nine months ended January 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  These interim financial statements should be read in conjunction with the financial statements and other financial information included in the Company’s registration statement on Form S-1 for the fiscal year ended April 30, 2004 which were filed with the SEC on June 21, 2004.

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

The Company’s results of operations and cash flows for the period from May 1, 2004 through the IPO date and for the three and nine months ended January 31, 2004, reflect the historical results of operations and cash flows of the business divested by Cendant in the IPO.  As a result, the accompanying consolidated financial statements may not necessarily reflect the Company’s results of operations and cash flows in the future or what the Company’s results of operations and cash flows would have been had JHTS been a stand-alone public company during these periods.  See Note 8, “Related Party Transactions,” for a more detailed description of the Company’s transactions with Cendant.

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is solely comprised of net income (loss).

Reclassifications

Certain amounts presented in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

2.    RECENT ACCOUNTING PRONOUNCEMENT AND SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and by SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Company is required to adopt the provisions of SFAS No. 123R on August 1, 2005. As discussed below, on January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  As a result, the Company has been recording stock-based compensation expense since January 1, 2003 for employee stock awards that were granted or modified subsequent to December 31, 2002. In addition, the Company’s current practice with respect to forfeitures is to recognize the related benefit upon forfeiture of the award. Upon adoption of SFAS No. 123R, the Company will be required to recognize compensation expense net of estimated forfeitures upon the issuance of the award. Although the Company has not yet completed its assessment of adopting SFAS No. 123R, it does not believe that such adoption will significantly affect its net income (loss), financial position or cash flows.

Stock-Based Compensation

Effective with the IPO, the Company adopted the 2004 Equity and Incentive Plan under which the Company’s employees and selected others may be granted certain equity-based awards.  As discussed more fully below, the Company accounts for such stock-based compensation in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148.

Prior to the IPO, Cendant common stock awards were granted to the Company’s employees under Cendant’s stock plans. Prior to January 1, 2003, the Company measured stock-based compensation using the intrinsic value approach under APB No. 25, as permitted by SFAS No. 123. Accordingly, the Company did not recognize stock-based compensation expense upon the issuance of stock options to the Company’s employees because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the date of grant. Therefore, the Company was not allocated compensation expense upon Cendant’s issuance of stock options to the Company’s employees.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three and nine months ended January 31, 2004, respectively, as if the fair value based method had been applied to all employee stock awards granted by Cendant to the Company’s employees.

	Three Months Ended January 31, 2004	Nine Months Ended January 31, 2004
Net income (loss), as reported	$11,394	$(9,471)
Add back: stock-based employee compensation expense allocated from Cendant and included in reported net income (loss), net of related tax effects	73	227

Less: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(160)	(605)
Pro forma net income (loss)	$11,307	$(9,849)

Earnings (loss) per share, as reported:
Basic	$0.30	$(0.25)
Diluted	$0.30	$(0.25)

Earnings (loss) per share, pro forma:
Basic	$0.30	$(0.26)
Diluted	$0.30	$(0.26)

See Note 10, “Stock-Based Compensation,” for a more detailed description of the awards granted under the Company’s 2004 Equity and Incentive Plan.

Other Financial Product Revenues

Other financial product revenues represent a portion of the revenues the Company earns from the facilitation of refund anticipation loans.  Santa Barbara Bank & Trust (“SBB&T”) is the financial institution that provided approximately 80% of the refund anticipation loans facilitated by the Company during the third quarter of fiscal 2005.  On May 5, 2004, the Company renegotiated its agreement with SBB&T which became effective with refund anticipation loans facilitated during the current tax season.  In lieu of earning revenues based upon the amount of finance fees and uncollected loans, the new agreement with SBB&T provides for the following: (a) a fixed fee of $16.00 for each refund anticipation loan facilitated by the Company’s network; (b) the greater of an additional fee of $2.00 for each refund anticipation loan facilitated by the Company’s network in calendar 2005 or a portion of refund anticipation loans collected during calendar 2005 that were originated during or prior to last year’s tax season; and (c) a variable fee equal to 50% of the amount by which the net amount of finance fees received by SBB&T exceeds uncollected loans by a threshold amount of at least 1.0% of the aggregate principal amount of refund anticipation loans made by SBB&T to the Company’s customers.

Additionally, if the amount of uncollected loans exceeds the net finance fees received by SBB&T, the Company has agreed to reimburse SBB&T in an amount equal to 50% of such difference.  Until it becomes determinable that the Company will not have to reimburse SBB&T an amount equal to 50% of such difference, the Company has deferred revenues of $7.2 million as of January 31, 2005 representing the fixed fee of $16.00 related to refund anticipation loans facilitated through SBB&T by the Company’s network during the third quarter of fiscal 2005.  The Company continues to receive a portion of the collections with respect to refund anticipation loans facilitated by SBB&T in prior years.  Under the Company’s current agreement with Household Tax Masters Inc., the Company’s other provider of refund anticipation loans, the Company continues to earn other financial product revenues based on the amount of finance fees collected and uncollected loans.

On March 14, 2005, the Company amended its agreement with SBB&T that, among other things, included a change for the current tax season whereby the Company will receive an additional fee of up to $5.00 for each refund anticipation loan facilitated.  The amount of the additional fee applies to refund anticipation loan balances that exceed $2,500.00.

Advertising Expenses

Advertising is expensed in the period the advertising occurs.  Advertising expenses were $13,690 and $10,275 for the three months ended January 31, 2005 and 2004, respectively, and $16,365 and $12,968 for the nine months ended January 31, 2005 and 2004, respectively.

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

The following table presents the computation of basic and diluted earnings (loss) per share:

	Three Months Ended January 31,
	2005	2004
Net income, basic and diluted	$17,546	$11,394
Weighted average shares outstanding (000’s):
Basic	37,640	37,500
Diluted	38,030	37,500
Earnings per share:
Basic	$0.47	$0.30
Diluted	$0.46	$0.30

	Nine Months Ended January 31,
	2005	2004
Net loss, basic and diluted	$(4,624)	$(9,471)
Weighted average shares outstanding (000’s):
Basic and diluted	37,603	37,500
Loss per share:
Basic and diluted	$(0.12)	$(0.25)

Stock options to purchase 2,012,611 shares of common stock were outstanding as of January 31, 2005.  These stock options were not included in the computation of diluted net loss per share for the nine months ended January 31, 2005 because the effect would have been antidilutive.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets at January 31, 2005 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets:
Franchise agreements (a)	$16,117	$(10,784)	$5,333
Customer relationships (b)	7,170	(5,194)	1,976
Total amortizable other intangible assets	$23,287	$(15,978)	$7,309

Unamortizable goodwill and other intangible assets:
Goodwill			$392,691
Jackson Hewitt trademark			$81,000

(a)  Amortized over a period of 10 years.

(b)  Amortized over a period of 5 years.

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
Balance at April 30, 2004	$336,767	$55,601	$392,368
Additions	—	677	677
Purchase price adjustments	—	(354)	(354)
Balance at January 31, 2005	$336,767	$55,924	$392,691

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
Balance at April 30, 2004	$87,473	$2,429	$89,902
Additions	65	479	544
Amortization	(1,205)	(932)	(2,137)
Balance at January 31, 2005	$86,333	$1,976	$88,309

During the nine months ended January 31, 2005 the Company acquired four independent tax practices.  Cash payments related to these acquisitions totaled $720, with additional cash payments of $320 due by the end of the first quarter of fiscal 2006.  Under the acquisition agreements, the Company may be required to pay additional consideration of approximately $365 by the end of the third quarter of fiscal 2006 upon the acquired entities achieving specified revenue levels in future periods.  When the contingency is resolved and the additional consideration is distributable, the Company will record the fair value of the consideration issued, if any, as an additional cost of the acquired entities.

Amortization expense relating to the Company’s other amortizable intangible assets was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Franchise agreements	$376	$402	$1,205	$1,178
Customer relationships	317	347	932	1,302
Total	$693	$749	$2,137	$2,480

Estimated amortization expense related to the Company’s amortizable other intangible assets for each of the respective periods in the fiscal years ended April 30 is as follows:

Amount
Remaining three months in fiscal 2005	$640
2006	$2,454
2007	$2,203
2008	$1,299
2009	$224
Thereafter	$489

5.    NOTES RECEIVABLE, NET

The Company periodically finances a portion of the initial franchise fee associated with new territory sales under promissory notes receivable from franchisees. These notes accrue interest annually, ranging from 8% to 12%, and are typically due in four annual installments, including accrued interest, at February 28th of each year. These notes are recorded in the Consolidated Balance Sheets at cost, and are reviewed periodically for collectibility based on the underlying franchisee’s payment history, financial status and revenue base. The resulting provision is included within cost of franchise operations in the Consolidated Statements of Operations.

	As of
	January 31, 2005	April 30, 2004
Notes receivable	$12,078	$7,480
Less allowance for uncollectible amounts	(4,577)	(3,551)
Notes receivable, net	7,501	3,929
Less current portion	3,618	1,944
Notes receivable, net—non-current	$3,883	$1,985

6.    DEVELOPMENT ADVANCES

The Company maintains a program in which it advances monies directly to independent tax practices for the conversion of such operations to the Jackson Hewitt brand as franchisees and/or to advance monies to existing franchisees to assist in their business expansion through the acquisition of independent tax practices. These development advances are capitalized and made in the form of promissory notes that are typically forgivable over a ten-year period, subject to the achievement of certain performance standards. Amortization of development advances is included in cost of franchise operations in the Consolidated Statements of Operations. Development advances were $7,922 and $6,616 as of January 31, 2005 and April 30, 2004, respectively, and are included in other non-current assets in the Consolidated Balance Sheets.

7.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	As of
	January 31, 2005	April 30, 2004
Accounts payable	$2,548	$2,168
State income taxes payable	1,549	1,473
Accrued payroll and related liabilities	8,975	6,653
Litigation settlement	3,416	2,672
Accrued marketing and advertising	7,776	8,946
Accrued purchase price	370	1,814
Other accrued liabilities	4,442	2,369
Total accounts payable and accrued liabilities	$29,076	$26,095

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

Allocation and Funding of Expenses

Through the IPO date, the Company was allocated general corporate overhead expenses from Cendant for corporate-related functions as well as other expenses directly attributable to the Company. Cendant allocated corporate overhead to the Company based on a percentage of the Company’s forecasted revenues and allocated other expenses that directly benefited the Company based on the Company’s actual utilization of the services. Corporate expense allocations included executive management, finance, human resources, information technology, legal and real estate facility usage. These amounts are included in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company believes the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Cendant to the Company were reasonable and are consistent with the amounts that would have been incurred if the Company had performed these functions as a stand-alone company.

All allocated overhead expenses as well as direct charges were included in Due from Cendant Corporation in the Consolidated Balance Sheets. No interest was charged by Cendant or received by the Company in any period presented with respect to intercompany balances. Cendant used cash swept from the Company’s bank accounts to fund these disbursements.

The major categories of intercompany activity between the Company and Cendant were as follows:

	Period from May 1, 2004 to the IPO Date	Nine Months Ended January 31, 2004
Due from Cendant as of April 30, 2004 and 2003	$143,985	$93,664
Corporate allocations	(750)	(2,924)
Payroll and related	(5,461)	(16,106)
Accounts payable funding	(12,878)	(38,329)
Income taxes	2,509	152
Cash sweeps	4,447	18,898
Subtotal	(12,133)	55,355
Special Dividend - distribution of Due from Cendant	(131,852)	—
Due from Cendant as of the IPO date and as of January 31, 2004	$—	$55,355

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

Under the transitional agreement, the cost of each transitional service generally reflects the same payment terms and is calculated using the same cost allocation methodologies for the particular service as those associated with the costs in the Company’s historical consolidated financial statements. The transitional agreement was negotiated in the context of a parent-subsidiary relationship.  The provisions of many of the services were transitioned at similar costs to those allocated by Cendant historically. Additionally, all of the services provided under the transitional agreement may be terminated by the Company, without penalty, upon not less than 30 days prior written notice to Cendant, except for information technology services which will require a termination payment to Cendant in an amount equal to the unamortized lease costs of computer hardware specific to the Company’s mainframe environment, as well as for any unpaid actual costs incurred by Cendant with respect to these services.  For almost all services provided, Cendant does not have the ability to terminate the provision of the services prior to the expiration date, with the exception of telecommunications services, franchise field audit services and call support services, which Cendant may terminate upon prior written notice to the Company of 180 days, 120 days, and 120 days, respectively.  Cendant may terminate the sublease for the Company's Parsippany, New Jersey corporate headquarters prior to the expiration date upon 120 days prior written notice, but Cendant is required to relocate the Company, at Cendant's cost, to mutually acceptable office space. As of January 31, 2005, the Company has not received any such notice from Cendant. There are no fixed or minimum contractual purchase obligations under the transitional agreement and other related agreements.

The Company completed most transition agreements with Cendant during the third quarter of fiscal 2005 and is now predominantly operational on its own financial systems and infrastructure.  The Company has completed the implementation of its own back office systems including human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable and tax support.  Remaining relationships, for which the Company relies on Cendant and which the Company is continuing to evaluate, include the sublease of the Company's corporate headquarters in Parsippany, New Jersey, as well as data center management capabilities and ongoing telecommunication services.

For the three and nine months ended January 31, 2005, the Company incurred $825 and $1,793 of expenses related to such transitional and other related agreements with Cendant, respectively, which are included in cost of franchise operations and selling, general and administrative.

9.     LONG-TERM DEBT AND CREDIT FACILITY

Floating Rate Senior Unsecured Notes

On June 25, 2004, in conjunction with the IPO, the Company issued $175,000 of five-year floating rate senior unsecured notes through a private placement.  The purpose of the Notes issuance was to fund the cash portion of the Special Dividend paid to Cendant upon Cendant’s divestiture of its entire ownership in the Company.  The Notes bear interest based on the three-month London Inter-Bank Offer Rate (“LIBOR”) plus 1.5%.  The rate on the Notes as of January 31, 2005 was 4.05%.  Interest is payable quarterly in March, June, September and December, with the first payment made in September 2004.  The Company is required to pay the entire principal amount on June 25, 2009, but has the option to prepay all or a portion of the Notes at any time on or after June 25, 2005.

Interest expense under the Notes amounted to $1,654 and $3,642 for the three and nine months ended January 31, 2005, respectively.

In connection with the issuance of the Notes, the Company incurred $1,728 of financing fees which have been deferred and are being amortized to interest expense over the life of the Notes.  Amortization of such fees amounted to $86 and $201 for the three and nine months ended January 31, 2005, respectively.  Unamortized financing fees as of January 31, 2005 amounted to $1,527, which is included in other non-current assets in the Consolidated Balance Sheets.

The agreement governing the Notes contains substantially similar provisions and covenants to those contained in the Credit Facility described below, as well as customary event of default provisions and other terms and conditions that are consistent with those contained in similar debt obligations of issuers with a credit quality similar to JHTS. The agreements that govern the Notes and Credit Facility, discussed below, were amended on January 7, 2005 to permit the Company to repurchase additional shares of common stock.  As of January 31, 2005, the Company was in compliance with these covenants.

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

In connection with entering into the Credit Facility, the Company incurred $1,609 of financing fees, which have been deferred and are being amortized to interest expense over the five-year term of the Credit Facility.  Amortization of financing fees amounted to $83 and $185 for the three and nine months ended January 31, 2005, respectively.  Unamortized financing fees as of January 31, 2005 amounted to $1,424, which is included in other non-current assets in the Company’s Consolidated Balance Sheets.

Borrowings outstanding under the Credit Facility were $12,000 as of January 31, 2005.  Interest expense associated with borrowings under the Credit Facility amounted to $80 for the three and nine months ended January 31, 2005.

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

The Credit Facility contains various customary restrictive covenants that limit the Company’s ability to, among other things, (i) incur additional indebtedness or guarantees, (ii) create liens or other encumbrances on the Company’s property, (iii) enter into a merger or similar transaction, (iv) sell or transfer the Company’s property except in the ordinary course of business, and (v) make dividend and other restricted payments.  The Credit Facility limits the maximum amount of restricted payments to 30% of the Company’s cumulative consolidated net income for the period commencing on May 1, 2003 and ending on April 30 of the fiscal year preceding the year in which such restricted payments are made.  In addition, the Company has the ability to repurchase the greater of 500,000 shares or the actual number of common stock options exercised during that fiscal year.

As of January 31, 2005, the Company was in compliance with these covenants.

10.   STOCK-BASED COMPENSATION

Stock Compensation Plans

Following the IPO, the Company adopted the 2004 Equity and Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and/or other stock- or cash-based awards representing the Company’s common stock to non-employee directors, officers, employees, advisors and consultants who are selected by the Company’s Compensation Committee for participation in the plan.  In addition, the Company has authorized a stock purchase plan under which eligible employees have the ability to purchase shares of the Company’s common stock at 95% of market value.  No stock has been offered for purchase under this plan as of January 31, 2005.

Exchange Transaction

Prior to the IPO, certain employees of the Company were granted stock options and RSUs under Cendant’s stock-based compensation plans.  In connection with the IPO and pursuant to the consent of each holder, the Company issued to employees 903,935 vested stock options and 100,880 shares of common stock in exchange for their Cendant stock options and RSUs.  The exchange transaction was structured to provide the same relative value to employees as the Cendant awards held by such employees prior to the IPO.  As a result of the exchange transaction, the Company incurred stock-based compensation expense of $4,508, of which $1,865 was related to the issuance to employees of vested stock options in exchange for their Cendant stock options and $2,643 was related to the issuance to employees of common stock, which is included in selling, general and administrative expenses in the Consolidated Statement of Operations for the nine months ended January 31, 2005.

Stock Options

Under the Company’s 2004 Equity and Incentive Plan, stock options, except those granted pursuant to the exchange transaction described above, are generally granted with an exercise price equal to the market price of a share of common stock on the date of grant, have a term of ten years or less and vest within four years from the date of grant.  As of January 31, 2005, there were four million stock options authorized for grant to purchase JHTS common stock under the Company’s 2004 Equity and Incentive Plan, including the stock options issued by the Company in exchange for Cendant stock options at the IPO date, of which 1,963,820 stock options were available for grant as of January 31, 2005.

Following the IPO (in the first quarter of fiscal 2005) the Company incurred a $1,865 charge to stock-based compensation expense representing the issuance to employees of vested stock options to purchase 903,935 shares of common stock in exchange for their Cendant stock options.  In addition, during the nine months ended January 31, 2005 the Company has granted new stock options to employees to purchase 1,158,828 shares of common stock and as a result incurred stock-based compensation expense of $426 and $1,009 for the three and nine months ended January 31, 2005, respectively.

The table below summarizes the stock option activity of the Company’s stock options during the nine months ended January 31, 2005:

	Number of Stock Options	Weighted Average Exercise Price
Cendant stock options related to the Company’s employees prior to the IPO as of April 30, 2004	1,396,595	$16.06

Converted JHTS stock options from Cendant stock options at the IPO date	903,935	$13.97
Stock options granted	1,158,828	$17.08
Stock options exercised	(23,569)	$12.93
Stock options cancelled or expired	(26,583)	$16.55
Stock options outstanding as of January 31, 2005	2,012,611	$15.74

The table below summarizes information regarding the Company’s outstanding and exercisable stock options issued to the Company’s employees as of January 31, 2005:

	Outstanding Stock Options			Exercisable Stock Options
	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
$0.01 to $9.99	60,257	6.2	$9.08	60,257	$9.08
$10.00 to $16.99	782,666	5.9	$14.25	782,666	$14.25
$17.00 to $20.00	1,169,688	9.2	$17.08	33,510	$17.19
	2,012,611		$15.74	876,433	$14.01

The weighted average grant date fair value of the JHTS stock options granted during the three and nine months ended January 31, 2005 was $8.31 and $6.04, respectively.  The fair value of these stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the stock options granted in each of the following periods in fiscal 2005:

	Three Months Ended January 31, 2005	Nine Months Ended January 31, 2005
Dividend yield	1.2%	1.6%
Expected volatility	31.3%	31.3%
Risk-free rate of return	3.9%	4.4%
Expected holding period (years)	7.5	7.5

Restricted Stock Units

Following the IPO, Cendant RSUs held by the Company’s employees were cancelled and converted into JHTS awards.  As a result, the Company issued to employees 100,880 shares of the Company’s common stock in exchange for the unvested Cendant RSUs that were held by such employees prior to the IPO and incurred a stock-based compensation charge of $2,643 in the quarter ended July 31, 2004.

The following table presents the total number of shares of common stock represented by RSUs granted to the Company’s employees and non-employee directors, including those RSUs granted in connection with the exchange transaction, as of January 31, 2005.

	RSUs	Weighted Average Grant Price
Cendant RSUs related to JHTS employees as of April 30, 2004	106,497	$13.76
Transferred (1)	8,844	$13.64
Forfeited (2)	(5,718)	$13.64
Cendant RSUs to be exchanged for JHTS common stock at the IPO date	109,623	$13.76

JHTS awards issued in exchange for unvested Cendant RSUs at the IPO date	100,880	$17.29
Vested	(100,880)	$17.29
Granted at fair value	22,156	$18.20
Number of shares of common stock represented by RSUs outstanding as of January 31, 2005	22,156	$18.20

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

Management evaluates the operating results of each of its reportable segments based upon revenues and income (loss) before income taxes.

	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
Three months ended January 31, 2005
Revenues	$49,224	$24,013	$—	$73,237

Income (loss) before income taxes	$26,443	$8,426	$(6,019)	$28,850

Three months ended January 31, 2004
Revenues	$39,831	$19,695	$—	$59,526

Income (loss) before income taxes	$20,317	$2,597	$(4,010)	$18,904

	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
Nine months ended January 31, 2005
Revenues	$64,359	$25,076	$—	$89,435

Income (loss) before income taxes	$18,314	$(4,402)	$(21,516)	$(7,604)

Nine months ended January 31, 2004
Revenues	$51,849	$20,995	$—	$72,844

Income (loss) before income taxes	$10,423	$(8,805)	$(17,333)	$(15,715)

(a)          Represents unallocated corporate overhead supporting segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as interest expense.  Beginning in fiscal 2005, corporate and other expenses also include incremental costs related to being an independent public company, including additional insurance costs and stock-based compensation.

12.    COMMITMENTS AND CONTINGENCIES

Commitments

Purchase obligations as of January 31, 2005 in connection with marketing arrangements are as follows:

Amount
Remaining three months in fiscal 2005	$259
2006	1,684
2007	1,293
2008	87
2009 and thereafter	—
Total	$3,323

Guarantees

The Company provides a guarantee that could require it to make future minimum rental payments under a leasing arrangement in the event that the primary obligor does not meet its required payments for the current and next tax season.  The Company has not recorded a liability on the Consolidated Balance Sheet with respect to this guarantee.  As of January 31, 2005 the maximum potential payment under this arrangement totals $796.  There have been no amounts paid by the Company under this arrangement in the past and there is no expectation that the Company will be required to make payment in the future.

The Company routinely enters into contracts that include embedded indemnifications that have characteristics similar to guarantees, including obligations to protect counter parties from losses arising from the following: (a) tax, legal and other risks related to the purchase of businesses; (b) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for customers by company-owned offices; (c) indemnification of the Company’s directors and officers; (d) indemnities of various lessors in connection with facility leases for certain claims arising from such facility or lease; and (e) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against the Company and the ultimate liability related to any such claims, if any, is difficult to predict. While there have not been any indemnification payments by JHTS under these arrangements in the past, there can be no assurance that the Company will not be obligated to make such payments in the future.

Legal Proceedings

On August 27, 2002, a plaintiff group comprising 154 franchisees filed an action against the Company and SBB&T in the Superior Court of New Jersey, Morris County. The suit alleged, among other things, that the Company breached an agreement with the plaintiffs by not paying them a portion of surpluses in refund anticipation loan loss reserves. The plaintiffs sought a declaratory judgment, an accounting, payment of an incentive rebate, unspecified compensatory and punitive damages, treble damages and attorneys’ fees. By an order dated December 6, 2002, the court dismissed the conversion and fraud counts of the complaint with prejudice. The plaintiffs filed an amended complaint on March 17, 2003. The parties submitted the matter to mediation in July 2003, which resulted in a settlement in which the Company agreed, among other things, to make a $2,000 cash payment, spend an additional $2,000 on regional advertising from 2004 through 2006, pay additional rebates to franchisees of up to $3.00 per refund anticipation loan processed during the 2004 through 2006 tax seasons, subject to performance criteria, and implement a temporary royalty fee reduction program for certain new franchise offices. On December 19, 2003, the court issued a ruling enforcing the settlement and dismissed the action with prejudice. As of January 31, 2005, 152 plaintiffs in the action have executed the settlement agreement, and one has appealed the enforcement order of December 19, 2003. Accordingly, a $10,410 charge was recognized in fiscal 2004 of which $8,899 was recorded during the nine months ended January 31, 2004 and is included within selling, general and administrative expense in the accompanying Consolidated Statement of Operations.  As of January 31, 2005, $3,416 of the Company’s litigation settlement accrual is included in accounts payable and accrued liabilities and $2,703 is included in other non-current liabilities in the Consolidated Balance Sheet.

On April 4, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against SBB&T and the Company in the Superior Court of California (Santa Barbara) in connection with the provision of refund anticipation loans, seeking declaratory relief as to the lawfulness of the practice of cross-lender debt collection, the validity of Santa Barbara’s cross-lender debt collection provision and whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent. The Company was joined in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T.  The Company filed a demurrer and subsequently answered the amended complaint, denying any liability.  The case is in its discovery and pretrial stage.  The Company believes it has meritorious defenses to the claims and is defending against them vigorously.  Ms. Hood has also filed a separate suit against the Company and Cendant on December 18, 2003 in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. The allegations relate to the same set of facts as the California action. The Company filed a motion to stay or dismiss, which was denied, and subsequently answered the Complaint, denying any liability.  The case is in its discovery and pretrial stage.  The Company believes it has meritorious defenses to the claims and is defending against them vigorously.

On June 18, 2004, Myron Benton brought a purported class action against SBB&T and the Company in the Supreme Court of the State of New York (County of New York) in connection with disclosures made in connection with the provision of refund anticipation loans, alleging that the disclosures and related practices are fraudulent and otherwise unlawful, and seeking equitable and monetary relief.  The Company filed a Motion to dismiss that complaint.  In response, Benton withdrew his original complaint and filed an amended complaint on January 3, 2005.  The Company filed a motion to dismiss the amended complaint, which is currently pending.  While this matter is at a preliminary stage, the Company believes it has meritorious defenses to the claims and intends to defend them vigorously.

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

13.    SUBSEQUENT EVENT

Declaration of Dividend

On March 10, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable on April 15, 2005, to common stockholders of record on March 29, 2005.

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

FORWARD-LOOKING STATEMENTS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain statements in this report, including but not limited to those contained in “Guarantees” and “Legal Proceedings” in Note 12 to Item 1, and “Overview”, “Separation from Cendant Corporation and Related Party Transactions”, “Key Trends and Uncertainties Affecting Our Results”, “Liquidity and Capital Resources” and “Future Cash Requirements and Sources of Cash” in Item 2, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of JHTS.  All statements in this quarterly report , other than statements that are purely historical, are forward-looking statements.  Forward-looking statements include statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could.”  These forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the following potential risks and uncertainties:

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

•                  our compliance with debt and revolving credit facility covenants;

•                  our exposure to increases in prevailing market interest rates;

•                  the effect of market conditions, general conditions in the tax return preparation industry or general economic conditions; and

•                  changes in accounting policies or practices.

Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.  As a result of these factors, no assurance can be given as to our future results and achievements.  Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

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

We are the second largest paid tax return preparer in the United States of America, based on the number of tax returns filed by paid preparers, with a nationwide network comprised of 4,826 franchised offices and 621 company-owned offices as of January 31, 2005.   We have grown rapidly, more than doubling both the number of offices in our network since 1998 and the annual volume of tax returns prepared by our network since 1999. During the three months ended January 31, 2005 our network filed 1.1 million tax returns, an increase of 11% as compared to the same period last year.  Our revenues are dependent on the successful operations of our franchise system and our company-owned offices.

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

Periods Covered Under Transitional Agreement and Other Related Agreements

The majority of the services covered in the transitional agreement will expire by December 31, 2005, with the exception of information technology services and telecommunications services, which will expire in June 2006 and June 2007, respectively. Additionally, all of the services provided under the transitional agreement may be terminated by us, without penalty, upon not less than 30 days prior written notice to Cendant, except for information technology services which will require a termination payment to Cendant in an amount equal to the unamortized lease costs of computer hardware specific to our mainframe environment, as well as for any unpaid actual costs incurred by Cendant with respect to these services. For almost all services provided, Cendant does not have the ability to terminate the provision of the services prior to the expiration date, with the exception of telecommunications services, franchise field audit services and call support services, which Cendant may terminate upon prior written notice to us of 180 days, 120 days, and 120 days, respectively.  Cendant may terminate the sublease for our Parsippany, New Jersey corporate headquarters prior to the expiration date upon 120 days prior written notice, but Cendant is required to relocate us, at Cendant's cost, to mutually acceptable office space. As of January 31, 2005, we have not received any such notice from Cendant.

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

Status of Transition

We completed most transition agreements with Cendant during the third quarter of fiscal 2005 and are now predominantly operational on our own financial systems and infrastructure.  We have completed the implementation of our own back office systems including human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable and tax support.  Remaining relationships, for which we rely on Cendant and which we are continuing to evaluate, include the sublease of our corporate headquarters in Parssippany, New Jersey, as well as data center management capabilities and ongoing telecommunication services, which we expect to address by the end of fiscal 2006.

Prior Fiscal Year Financial Statements

Our unaudited consolidated statements of operations for the three and nine months ended January 31, 2004 and unaudited consolidated statements of cash flows for the nine months ended January 31, 2004 reflect the historical results of operations and cash flows of our business divested by Cendant in the IPO.  As a result, the accompanying consolidated financial statements may not necessarily reflect our results of operations and cash flows in the future or what our results of operations and cash flows would have been had we been a stand-alone public company during these periods.

Key Trends and Uncertainties Affecting Our Results

The following is a summary of the key trends and uncertainties that affected our financial results up through the period ended January 31, 2005.  Please also see “Forward-Looking Statements” for a discussion of uncertainties facing our business.

Our revenues have grown significantly over the past three fiscal years achieved, in part, through rapidly establishing offices in areas with large markets for our services.  The following are the key factors currently affecting our results:

•                  Seasonality of Revenues and Results of Operations — Given the seasonal nature of the tax preparation business, we have historically generated and expect to generate substantially all of our revenues during the tax season period from January through April of each year, which overlaps our third and fourth fiscal quarters. During fiscal 2004, we generated approximately 91% of our revenues during this four-month period. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs primarily associated with preparing for the upcoming tax season.

•                  Franchise Business Model — A majority of our revenues are derived from our franchise system, which has increased significantly over the past three fiscal years.  Our franchise business model enables us to grow more quickly with less capital investment and lower operating expenses than if we directly operated all of the offices in our network.  The franchise business model has an inherently higher profit margin than our company-owned offices, as our existing infrastructure permits additional franchise growth without significant additional fixed cost investment.

•                  Other Financial Product Revenues —  Other financial product revenues represent a portion of the revenues we earn from the facilitation of refund anticipation loans.  Santa Barbara Bank & Trust (“SBB&T”) approximately provided 80% of the refund anticipation loans facilitated by the Company during the third quarter of fiscal 2005.  On May 5, 2004, we renegotiated our agreement with SBB&T which became effective with refund anticipation loans facilitated during the current tax season.  In lieu of earning revenues based upon the amount of finance fees and uncollected loans, the new agreement with SBB&T provides for the following:

•                  a fixed fee of $16.00 for each refund anticipation loan facilitated by our network;

•                  the greater of an additional fee of $2.00 for each refund anticipation loan facilitated by our network in calendar 2005 or a portion of refund anticipation loans collected during calendar 2005 that were originated during or prior to last year’s tax season.  Beginning in calendar 2006 this additional fee of $2.00 will be subject to a threshold by which net finance fees received by SBB&T must exceed uncollected loans by an amount ranging from 0.5% to 0.6% of the aggregate principal amount of refund anticipation loans facilitated by our network; and

•                  A variable fee equal to 50% of the amount by which the net amount of finance fees received by SBB&T exceeds uncollected loans by a threshold amount of at least 1.0% of the aggregate principal amount of refund anticipation loans facilitated by our network.

Additionally, if the amount of uncollected loans exceeds the net finance fees received by SBB&T, we have agreed to reimburse SBB&T in an amount equal to 50% of such difference.  Based upon our historical experience, we do not currently expect that this potential reimbursement obligation will have a material impact on our business.

Although we do not expect a reimbursement obligation to SBB&T, we have deferred revenue recognition of the $16.00 fixed fee for each refund anticipation loan facilitated by our network during the third quarter of fiscal 2005 until such reimbursement obligation amount is determinable.  As of January 31, 2005, we deferred $7.2 million of such revenues which we expect to recognize as revenues in the fourth quarter of fiscal 2005.

On March 14, 2005, we amended our agreement with SBB&T that, among other things, included a change for the current tax season whereby we will receive an additional fee of up to $5.00 for each refund anticipation loan facilitated.  The amount of the additional fee applies to refund anticipation loan balances that exceed $2,500.00.  We expect to recognize such revenues in the fourth quarter of fiscal 2005 in conjunction with the recognition of the $16.00 fixed fee.  We expect this additional fee to represent an average increase of approximately $2.60 for each refund anticipation loan facilitated with SBB&T in the current tax season.

We will continue to receive a portion of the collections with respect to refund anticipation loans facilitated by SBB&T in prior years as well as refund anticipation loans facilitated by Household Tax Masters Inc., although we expect such amounts from prior year loans facilitated by SBB&T to diminish.

Costs Associated with Being an Independent Public Company

Since becoming an independent public company effective June 25, 2004, we have incurred $3.6 million in costs which are incremental to our historical costs and consist of: (i) $1.6 million related to directors and officers and errors and omissions insurance coverage and (ii) $2.0 million primarily related to stock-based compensation.

In addition, we incurred a stock-based compensation charge during the first quarter of fiscal 2005 of $4.5 million in conjunction with the IPO related to the issuance to employees of vested stock options and common stock in exchange for Cendant stock options and unvested restricted stock units that were held by such employees prior to the IPO.

RESULTS OF OPERATIONS

Consolidated

Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

Consolidated Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands)	2005	2004	2005	2004
Revenues
Franchise operations revenues:
Royalty	$20,197	$16,546	$21,186	$17,288
Marketing and advertising	9,414	7,829	9,869	8,182
Financial product fees	13,673	10,345	16,863	11,624
Other financial product revenues	2,277	1,300	8,117	6,678
Other	3,663	3,811	8,324	8,077
Service revenues from company-owned office operations	24,013	19,695	25,076	20,995
Total revenues	73,237	59,526	89,435	72,844

Expenses
Cost of franchise operations	6,577	6,079	19,875	17,927
Marketing and advertising	14,977	13,563	20,175	18,334
Cost of company-owned office operations	12,107	12,462	21,646	20,984
Selling, general and administrative	6,209	5,667	22,896	22,660
Depreciation and amortization	2,850	2,987	8,647	8,941
Total expenses	42,720	40,758	93,239	88,846

Income (loss) from operations	30,517	18,768	(3,804)	(16,002)
Other income/(expense):
Interest income	355	247	739	549
Interest expense	(2,022)	(111)	(4,539)	(262)
Income (loss) before income taxes	28,850	18,904	(7,604)	(15,715)
Provision for (benefit from) income taxes	11,304	7,510	(2,980)	(6,244)
Net income (loss)	$17,546	$11,394	$(4,624)	$(9,471)

The table below presents selected key operating statistics for our franchise and company-owned office operations.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Offices:
Franchise operations	4,826	4,295	4,826	4,295
Company-owned office operations	621	642	621	642
Total offices - system	5,447	4,937	5,447	4,937

Tax returns prepared (in thousands):
Franchise operations	988	887	1,038	944
Company-owned office operations	140	131	145	135
Total tax returns - system	1,128	1,018	1,183	1,079

Average revenues per tax return prepared:
Franchise operations (1)	$158.61	$147.11	$158.27	$144.44
Company-owned office operations (2)	$171.70	$150.74	$172.74	$155.36
Average revenues per tax return prepared - system	$160.24	$147.58	$160.05	$145.80

Financial products (in thousands)	999	847	1,030	860
Average financial product fees per financial product (3)	$13.69	$12.21	$16.37	$13.52

(1)  Calculated as total revenues earned by our franchisees, which does not represent revenues earned by us, divided by the number of tax returns prepared by our franchisees.  We earn royalty and marketing and advertising revenues, which represent a percentage of the revenues received by our franchisees.

(2)  Calculated as tax preparation revenues and related fees received by company-owned offices divided by the number of tax returns prepared by company-owned offices.

(3) Calculated as revenues earned from financial product fees (as reflected in the Consolidated Statements of Operations) divided by the number of financial products facilitated.

Calculation of average revenues per tax return in Franchise Operations:

(dollars in thousands, except per tax return data)	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Total revenues earned by our franchisees (A)	$156,750	$130,487	$164,238	$136,349

Average royalty rate (B)	12.88%	12.68%	12.90%	12.68%
Marketing and advertising rate (C)	6.00%	6.00%	6.00%	6.00%
Combined royalty and marketing and advertising rate (B plus C)	18.88%	18.68%	18.90%	18.68%

Royalty revenues (A times B)	$20,197	$16,546	$21,186	$17,288
Marketing and advertising revenues (A times C)	9,414	7,829	9,869	8,182
Total royalty and marketing and advertising revenues	$29,611	$24,375	$31,055	$25,470

Number of tax returns prepared by our franchisees (D)	988	887	1,038	944

Average revenues per tax return prepared by our franchisees (A divided by D)	$158.61	$147.11	$158.27	$144.44

Amounts may not recalculate precisely due to rounding differences.

Three Months Ended January 31, 2005 as Compared to Three Months Ended January 31, 2004

The number of tax returns prepared within our network, including franchise and company-owned operations, for the third quarter of fiscal 2005 increased 11% as compared to the same period last year.  When the number of tax returns prepared is adjusted to exclude the impact of an additional weekday at the end of January in the current year as compared to last year, the number of tax returns prepared would have actually declined.  We believe that this decline is due primarily to a slower start to the tax return filing season, as compared to last year, as evidenced by the later receipt by our customers this year of their Form W-2’s distributed by their respective employers. We believe our view of this tax season’s slower start is consistent with the lower number of tax returns filed with the Internal Revenue Service through the end of January.   We also believe that the decline in tax return filings through the end of January may have resulted in increased demand for services over a shorter period of time during the month of February and created capacity constraints in certain offices and markets resulting in our network preparing fewer than expected tax returns through the end of February.  Average revenues per tax return prepared increased primarily as a result of annual price increases, increased financial product penetration and increased complexity of tax returns prepared.  We also benefited from a slight increase in the average royalty rate we earn from our franchise segment, which was 12.9% as compared to 12.7%.

In conjunction with the increase in the number of tax returns prepared and financial products facilitated, total revenues for the third quarter of fiscal 2005 of $73.2 million increased $13.7 million, or 23%, as compared to $59.5 million for the same period last year.  Other financial product revenues for the third quarter of fiscal 2005 included $0.8 million related to our prior agreement with SBB&T.  In addition, we earned additional fees of $2.00 for each refund anticipation loan facilitated by our network in January 2005 which contributed to $0.9 million of other financial product revenues.  Although we do not expect a reimbursement obligation to SBB&T, we have deferred recognition of the $16.00 fixed fee for each refund anticipation loan facilitated by our network in January 2005 until such reimbursement obligation amount is determinable.  As of January 31, 2005, we deferred $7.2 million of such revenues which we expect to recognize as revenues in the fourth quarter of fiscal 2005.

Financial product fees increased $3.3 million, or 32%, for the third quarter of fiscal 2005 as compared to the same period last year due to an 18% increase in the number of financial products facilitated by our network and due to the increase in the number of Gold Guarantee® products sold last tax season as compared to the prior tax season.  Gold Guarantee products are primarily sold during tax season, with the associated revenues earned ratably over the product’s 36-month life.  The number of refund-based financial products facilitated increased by 19% to approximately 832,000, which included an increase of 18% to approximately 566,000 in the number of refund anticipation loans facilitated.  The number of Gold Guarantee products sold increased 11% to approximately 167,000.  Also, average financial product fees per financial product increased 12% primarily due to the increase in the number of Gold Guarantee products sold last tax season as compared to the prior tax season.  Other revenues of $3.7 million decreased slightly as compared to the same period last year and included the revenues related to the sale of 62 new territories to franchisees.

Total expenses were $42.7 million for the third quarter of fiscal 2005 as compared to $40.8 million for the same period last year, an increase of $2.0 million, or 5%.  Marketing and advertising expenses increased $1.4 million, or 10%, as we increased our marketing at the beginning of the tax season and continued to increase awareness of our brand to drive new customer growth.  Included in total expenses were selling, general and administrative of $1.4 million related to being an independent public company, such as additional insurance expenses and stock-based compensation.  There were also increased costs of $0.5 million, or 8%, in our franchise operations segment due to the increase in the number of Gold Guarantee products sold last tax season as compared to the prior tax season.  Gold Guarantee products are primarily sold during tax season, with the associated costs amortized ratably over the product’s 36-month life.  Offsetting these increases, included in last year's total expenses were additional expenses of $0.9 million relating to a litigation settlement charge.In addition, there was a $0.4 million decrease in costs in our company-owned office operations segment due to operating efficiencies associated with closing unprofitable locations.

Interest expense increased $1.9 million in the third quarter of fiscal 2005 as compared to the same period last year primarily as a result of the issuance in June 2004 of $175.0 million of five-year floating rate senior unsecured notes (the “Notes”) in connection with the IPO.

Nine Months Ended January 31, 2005 as Compared to Nine Months Ended January 31, 2004

The number of tax returns prepared within our network for the nine months ended January 31, 2005 increased 10% as compared to the same period last year and the average revenues per tax return prepared increased 10%.  The number of tax returns prepared increased primarily due to the inclusion of an additional weekday at the end of January this year as compared to such day being included in the fourth fiscal quarter last year.  Average revenues per tax return prepared increased primarily as a result of annual price increases, increased financial product penetration and increased complexity of tax returns prepared.  In addition we also benefited from a slight increase in the average royalty rate we earn from our franchise segment, which was 12.9% as compared to 12.7%.

In conjunction with the increase in tax returns prepared and financial products facilitated, total revenues for the nine months ended January 31, 2005 of $89.4 million increased $16.6 million, or 23%, as compared to $72.8 million for the same period last year.  Other financial product revenues for the nine months ended January 31, 2005 included $5.5 million related to our prior agreement with SBB&T.  In addition, we earned additional fees of $2.00 for each refund anticipation loan facilitated by our network in January 2005 which contributed to $0.9 million of other financial product revenues.

Financial product fees increased $5.2 million, or 45%, for the nine months ended January 31, 2005 as compared to the same period last year due to a 20% increase in the number of financial products facilitated by our network and due to the increase in the number of Gold Guarantee products sold last tax season as compared to the prior tax season.  The number of refund-based financial products facilitated increased 23% to approximately 864,000, which included an increase of 19% to approximately 567,000 in the number of refund anticipation loans facilitated.  The number of Gold Guarantee products sold increased 6% to approximately 167,000.  Also, average financial product fees per financial product increased 21% primarily due to the increase in the number of Gold Guarantee products sold last tax season as compared to the prior tax season.  Other revenues of $8.3 million increased slightly as compared to the same period last year and included the revenues related to the sale of 202 new territories to franchisees.

Total expenses were $93.2 million for the nine months ended January 31, 2005 as compared to $88.8 million for the same period last year, an increase of $4.4 million, or 5%.  Included in total expenses was an additional stock-based compensation charge of $4.5 million related to the issuance to employees of 903,935 vested stock options and 100,880 shares of common stock in exchange for Cendant stock options and unvested restricted stock units that were held by such employees prior to the IPO.  Also included in total expenses were selling, general and administrative of $3.6 million related to being an independent public company, such as additional insurance costs and stock-based compensation.  Included in last year’s total expenses were additional expenses of $6.9 million included in selling, general and administrative consisting of an $8.9 million litigation settlement charge partially offset by a $2.0 million reduction in bad debt reserves as a result of improved collection performance.  These additional expenses alone resulted in a net increase in total expenses of $1.2 million.

In addition, there was an increase in costs in our franchise operations segment of $1.9 million, or 11%, and an increase in marketing and advertising expenses of $1.8 million, or 10%, both due to the same factors noted above in the third quarter fiscal year comparison.  Costs in our company-owned offices operations segment increased $0.7 million, or 3%, due to higher off-season costs related to facility and labor costs associated with the increased number of company-owned offices.  These increases were partially offset by decreases of $0.2 million in other miscellaneous expenses and $0.7 million in legal expenses each of which are included in selling, general and administrative and a $0.3 million decrease in depreciation and amortization.

Interest expense increased by $4.3 million for the nine months ended January 31, 2005 as compared to the same period last year as a result of the $175.0 million Notes issuance in June 2004.

Segment Results and Corporate and Other

Franchise Operations

At the core of our business strategy is the growth and development of our franchise system. We derive a significant portion of our revenues during our third and fourth fiscal quarters from royalty and marketing and advertising fees, which are also our fastest growing sources of revenues. We earn royalty fees based on our franchisees’ revenues. We provide our franchisees with services designed to increase their revenues, including training, administrative support, access to our proprietary ProFiler® tax return preparation software and financial products, product development and quality assurance. Marketing and advertising fees are based on our franchisees’ revenues and are used to support national advertising programs, brand development, website development and our franchisees’ regional and local advertising.

Franchise Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands):	2005	2004	2005	2004
Revenues
Royalty	$20,197	$16,546	$21,186	$17,288
Marketing and advertising	9,414	7,829	9,869	8,182
Financial product fees	13,673	10,345	16,863	11,624
Other financial product revenues	2,277	1,300	8,117	6,678
Other	3,663	3,811	8,324	8,077
Total revenues	49,224	39,831	64,359	51,849

Expenses
Cost of franchise operations	6,577	6,079	19,875	17,927
Marketing and advertising	13,239	10,888	17,877	15,074
Selling, general and administrative	1,412	895	3,360	3,265
Depreciation and amortization	1,896	1,899	5,647	5,709
Total expenses	23,124	19,761	46,759	41,975

Income from operations	26,100	20,070	17,600	9,874
Other income/(expense):
Interest income	343	247	714	549
Income before income taxes	$26,443	$20,317	$18,314	$10,423

Three Months Ended January 31, 2005 as Compared to Three Months Ended January 31, 2004

The number of tax returns prepared increased 11% and the average revenues per tax return prepared increased 8%.  The number of tax returns prepared increased primarily due to the inclusion of an additional weekday at the end of January this year as compared to such day being included in the fourth fiscal quarter last year.  Average revenues per tax return prepared increased primarily as a result of annual price increases, increased financial product penetration and increased complexity of tax returns prepared.  We also benefited from a slight increase in the average royalty rate we earn, which was 12.9% as compared to 12.7%.

In conjunction with the increase in the number of tax returns prepared and financial products facilitated, total franchise operations revenues increased $9.4 million, or 24%, for the third quarter of fiscal 2005 as compared to the same period last year.  Other financial product revenues for the third quarter of fiscal 2005 included $0.8 million related to our prior agreement with SBB&T.  In addition we earned additional fees of $2.00 for each refund anticipation loan facilitated by our network in January 2005 which contributed to $0.9 million of other financial product revenues.

Financial product fees increased $3.3 million, or 32%, for the third quarter of fiscal 2005 as compared to the same period last year due to an 18% increase in the number of financial products facilitated and due to the increase in the number of Gold Guarantee products sold last tax season as compared to the prior tax season.  The number of refund-based financial products facilitated increased by 19% to 832,000, which included an increase of 18% in the number of refund anticipation loans facilitated to approximately 566,000.  The number of Gold Guarantee products sold increased 11% to approximately 167,000.  Also, average financial product fees increased 12% primarily due to the increase in the number of Gold Guarantee products sold last tax season as compared to the prior tax season.  Other revenues of $3.7 million decreased slightly as compared to the same period last year and included the revenues related to the sale of 62 new territories.

Total expenses increased $3.4 million, or 17%, for the third quarter of fiscal 2005 as compared to the same period last year.  Marketing and advertising expenses increased $2.4 million, or 22%, as we increased our marketing at the beginning of the tax season and continued to increase awareness of our brand to drive new customer growth.    Also, there was an increase of $0.5 million, or 58%, of miscellaneous expenses included in selling, general and administrative.  In addition, there was an increase of $0.5 million, or 8%, in the segment’s cost of operations due to the increase in the number of Gold Guarantee products sold last tax season as compared to the prior tax season and increased labor costs to support franchisees.

Nine Months Ended January 31, 2005 as Compared to Nine Months Ended January 31, 2004

The number of tax returns prepared during the nine months ended January 31, 2005 increased 10% as compared to the same period last year and the average revenues per tax return prepared increased 10%.  The number of tax returns prepared increased primarily due to the inclusion of an additional weekday at the end of January this year as compared to such day being included in the fourth fiscal quarter last year.  Average revenues per tax return prepared increased primarily as a result of annual price increases, increased financial product penetration and increased complexity of tax returns prepared.  We also benefited from a slight increase in the average royalty rate we earn from our franchise segment.

In conjunction with the increase in the number of tax returns prepared and financial products facilitated, total franchise operations revenues increased $12.5 million, or 24%, for the nine months ended January 31, 2005 as compared to the same period last year.  Other financial product revenues for the nine months ended January 31, 2005 included $5.5 million related to our prior agreement with SBB&T.  In addition, we earned additional fees of $2.00 for each refund anticipation loan facilitated by our network in January 2005 which contributed to $0.9 million of other financial product revenues.

Financial product fees increased $5.2 million, or 45%, for the nine months ended January 31, 2005 as compared to the same period last year due to a 20% increase in the number of financial products facilitated and due to the increase in the number of Gold Guarantee products sold last tax season as compared to the prior tax season.  The number of refund-based financial products facilitated increased 23% to approximately 864,000, which included an increase of 19% to approximately 567,000 in the number of refund anticipation loans facilitated.  The number of Gold Guarantee products sold increased 6% to approximately 167,000.  Also, average financial product fees per financial product facilitated increased 21% primarily due to the increase in the number of Gold Guarantee products sold last tax season as compared to the prior tax season.  Other revenues of $8.3 million increased slightly as compared to the same period last year and included the revenues related to the sale of 202 new territories.

Total expenses increased $4.8 million, or 11%, for the nine months ended January 31, 2005 as compared to the same period last year.  Marketing and advertising expenses increased $2.8 million, or 19%, as we increased our marketing at the beginning of the tax season and continued to increase awareness of our brand to drive new customer growth. Also, there were increased costs of $1.9 million, or 11%, in the segment’s cost of operations attributable to the increase in the number of Gold Guarantee products sold last tax season as compared to the prior tax season and increased labor costs to support our franchisees.

Company-Owned Office Operations

Complementing our franchise system are our company-owned offices.

Company-Owned Office Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands):	2005	2004	2005	2004
Revenues
Service revenues from operations	$24,013	$19,695	$25,076	$20,995

Expenses
Cost of operations	12,107	12,462	21,646	20,984
Marketing and advertising	1,738	2,675	2,298	3,260
Selling, general and administrative	800	873	2,559	2,324
Depreciation and amortization	954	1,088	3,000	3,232
Total expenses	15,599	17,098	29,503	29,800

Income (loss) from operations	8,414	2,597	(4,427)	(8,805)
Other income/(expense):
Interest income	12	—	25	—
Income (loss) before income taxes	$8,426	$2,597	$(4,402)	$(8,805)

Three Months Ended January 31, 2005 as Compared to Three Months Ended January 31, 2004

The number of tax returns prepared increased 7% for the third quarter of fiscal 2005 and average revenues per tax return prepared increased 14% which contributed to an increase in revenues of 22% as compared to the same period last year.  The increase in the number of tax returns prepared was primarily due to the inclusion of an additional weekday at the end of January this year as compared to such day being included in the fourth fiscal quarter last year.  Average revenues per tax return prepared increased primarily as a result of increases in pricing, increased financial product penetration and increased complexity of tax returns prepared.

Total expenses decreased $1.5 million, or 9%, for the third quarter of fiscal 2005 as compared to the same period last year primarily due to a decrease in marketing and advertising expenses of $0.9 million and a decrease in cost of operations of $0.4 million both attributable to improved efficiencies and the closure of underperforming offices.

Nine Months Ended January 31, 2005 as Compared to Nine Months Ended January 31, 2004

The number of tax returns prepared increased 7% for the nine months ended January 31, 2005 and average revenues per tax return prepared increased 11% which contributed to an increase in revenues of 19% as compared to the same period last year.  The increase in the number of tax returns prepared was primarily due to the inclusion of an additional weekday at the end of January this year as compared to such day being included in the fourth fiscal quarter last year.  Average revenues per tax return prepared increased primarily as a result of increases in pricing, increased financial product penetration and increased complexity of tax returns prepared.

Total expenses decreased $0.3 million for the nine months ended January 31, 2005 as compared to the same period last year primarily due to a decrease in marketing and advertising expenses of $1.0 million attributable to improved efficiencies offset by an increase in cost of operations of $0.7 million primarily due to higher off-season costs related to facilities and higher labor costs.

Corporate and Other

Corporate and other expenses consist of unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as interest expense.  Beginning in fiscal 2005, corporate and other expenses include incremental costs related to being an independent public company, including additional insurance costs and stock-based compensation.

Corporate and Other: Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands):	2005	2004	2005	2004
Expenses (1)
General and administrative	$3,997	$3,044	$12,469	$10,173
Stock-based compensation charge related to the IPO	—	—	4,508	—
Litigation settlement charge	—	855	—	8,899
Bad debt reserve adjustment	—	—	—	(2,001)
Total expenses	3,997	3,899	16,977	17,071

Other income/(expense):
Interest expense	(2,022)	(111)	(4,539)	(262)
Loss before income taxes	$(6,019)	$(4,010)	$(21,516)	$(17,333)

(1)          Included in selling, general and administrative in the Consolidated Statements of Operations.

Three Months Ended January 31, 2005 as Compared to Three Months Ended January 31, 2004

Corporate and other total expenses, excluding interest expense, increased $0.1 million in the third quarter of fiscal 2005 as compared to the same period last year.  Adjusting for the third quarter of fiscal 2004 litigation settlement charge of $0.9 million, the increase was primarily the result of $1.4 million in incremental costs related to becoming an independent public company offset by a reduction of $0.4 million in miscellaneous expenses.  Interest expense increased by $1.9 million in the third quarter of fiscal 2005 as compared to the same period last year as a result of the $175.0 million Notes issuance in June 2004.

Nine Months Ended January 31, 2005 as Compared to Nine Months Ended January 31, 2004

Corporate and other total expenses, excluding interest expense, decreased $0.1 million during the nine months ended January 31, 2005 as compared to the same period last year.  After adjusting for the $6.9 million of expenses incurred in the nine months ended January 31, 2004 and the $4.5 million charge incurred in the nine months ended January 31, 2005, as described in the above table, the resulting increase of $2.3 million, or 23%, was primarily due to independent public company costs of $3.6 million offset by a reduction of $1.3 million in miscellaneous expenses. Interest expense increased by $4.3 million for the nine months ended January 31, 2005 as compared to the same period last year as a result of the $175.0 million Notes issuance in June 2004.

Liquidity and Capital Resources

Historical Sources and Uses of Cash from Operations

Background

Prior to the IPO, funds that we generated from our operations were regularly transferred to Cendant.  In addition, Cendant funded expenses on our behalf.  As an independent public company, we now maintain our cash and cash equivalents, fund our operations and enter into investing and financing activities independently.

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

Sources and Uses of Cash for the Nine Months Ended January 31, 2005

Operating activities:  For the nine months ended January 31, 2005, net cash used in operating activities was $12.8 million as compared to net cash used in operations of $23.3 million for the same period last year. Described below are some of the more significant items that contributed to, or partially offset, our net cash used in operating activities for the nine months ended January 31, 2005:

•                  Increase in accounts receivable — Included in the January 31, 2005 accounts receivable are royalty and marketing and advertising revenues earned by us from our franchisees during the current tax season and financial product fees and other financial product revenues earned by us and due from the financial institutions that facilitate our financial products.  Offsetting the increase was the collection of receivables related to fiscal 2004 other financial product revenues.

•                  Payments related to litigation settlements — We made payments of $2.3 million related to the litigation settlement reserve that was established in fiscal 2004.

•                  Interest payments — We made interest payments of $2.9 million on the Notes.

•                  Marketing and advertising payments – We made marketing and advertising payments of $17.2 million related to us increasing awareness of our brand to drive customer growth.

Investing activities:  Net cash used in investing activities was $7.6 million for the nine months ended January 31, 2005 as compared to $8.2 million for the same period last year.  Included in both of these periods was the funding of development advances by which we provide funds to independent tax practices to assist in the conversion of their operations to the Jackson Hewitt brand and/or to further expand an existing franchisee’s business.  We expect to continue to make such fundings in the future.  Capital expenditures during the nine months ended January 31, 2005 were primarily related to upgrades on our information technology systems, including a new financial systems implementation.  Cash paid for acquisitions during the nine months ended January 31, 2005 included approximately $0.7 million related to acquisitions completed in fiscal 2005 and $1.0 million primarily related to settlement of accrued purchase price obligations.

Financing activities:   Net cash provided by financing activities was $15.8 million for the nine months ended January 31, 2005 as compared to $38.3 million for the same period last year.  In connection with the IPO, we issued $175.0 million of Notes and used the entire proceeds to fund the cash portion of the Special Dividend to Cendant.  As of January 31, 2005 we had borrowed $20.0 million under our Credit Facility and had repaid $8.0 million.  We have made dividend payments to shareholders of $5.3 million through January 31, 2005.  We also paid fees of $3.3 million to issue the Notes as well as to establish the $100.0 million Credit Facility.  The changes in due from Cendant Corporation during both periods represented the cash settlement of intercompany transactions with Cendant.

In addition to the cash portion of the Special Dividend paid to Cendant during the nine months ended January 31, 2005, we settled our remaining intercompany balance with Cendant through a non-cash distribution of amounts due from Cendant on the date of disposition of $131.9 million.  This amount is disclosed as a non-cash transaction in the Supplemental Disclosure section of the Consolidated Statements of Cash Flows.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

Our primary future cash requirements will be to fund operating activities, debt service, development advances, capital expenditures, acquisitions and quarterly dividends.  For the remainder of fiscal 2005 our primary cash requirements are as follows:

•                  Credit facility repayments — As of January 31, 2005 we had borrowed $20.0 million under our Credit Facility and had repaid $8.0 million.   As of March 16, 2005 we have no indebtedness under our Credit Facility as we have repaid all amounts borrowed using cash flows provided by operating activities during the fourth quarter.

•                  Debt service — In the fourth quarter of fiscal 2005, we expect to make an interest payment of approximately $1.8 million related to our $175.0 million Notes.

•                  Quarterly dividends — On April 15, 2005, we will make a quarterly cash dividend payment of $0.07 per share to our common stockholders of record on March 29, 2005.  Based on our estimates, we anticipate this dividend to be approximately $2.6 million.

•                  Marketing and advertising expenses — Cash outlays for marketing and advertising expenses are seasonal in nature and typically increase in our third and fourth fiscal quarters consistent with the tax season.  Marketing and advertising expenses include national, regional and local campaigns designed to increase brand awareness and attract both early-season and late-season tax filers.  Cash collections from marketing and advertising royalties from our franchise operations segment largely fund our budget for these types of expenses.

•                  Costs to operate company-owned offices — Our company-owned offices complement our franchise system and are focused primarily on organic growth through the opening of new company-owned offices within existing territories as well as increasing office productivity.  Costs to operate our company-owned offices typically peak in the fourth fiscal quarter primarily due to the labor costs related to the seasonal employees who provide tax-filing services to our customers.

We may from time to time prior to June 25, 2009 seek to retire all or a part of our outstanding debt through cash payments.  Such prepayments, if any, will depend on prevailing market conditions, our liquidity requirements, contractual requirements and other factors.  The amounts involved may be material.

In addition, we may from time to time seek to repurchase shares of our common stock in open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Future Sources of Cash

We expect our primary source of cash to be provided by operating activities during the fourth quarter of fiscal 2005, primarily from the collection of accounts receivable from our franchisees and from the financial institutions that facilitate the sale of our financial products.  During the off-peak season we typically anticipate the need to borrow against our Credit Facility to fund operations as evidenced by our borrowings of $20.0 million under our Credit Facility during the third quarter of fiscal 2005 (of which $8.0 million was repaid as of January 31, 2005).   As of March 16, 2005 we have no indebtedness under our Credit Facility as we have repaid all amounts borrowed using cash flows from our operating activities during the fourth quarter.  We do not expect any borrowings against our Credit Facility during the fourth quarter of fiscal 2005.

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

Goodwill

We conducted the required annual goodwill impairment review during the fourth quarter of fiscal 2004.  In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we compared the carrying value of our reporting units, which are our franchise operations segment and company-owned office operations segment, to their fair values and determined that the carrying amount of our reporting units did not exceed their respective fair values. When determining fair value, we utilized various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact net income (loss). In the fourth quarter of fiscal 2005 we will review the carrying value of goodwill for impairment.  An adverse change to our business will impact our consolidated results and may result in an impairment of our goodwill. The aggregate carrying value of our goodwill was $392.7 million at January 31, 2005.  See Note 4, “Goodwill and Other Intangible Assets, Net” to our Consolidated Financial Statements for more information on goodwill.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and by SFAS No. 123, “Accounting for Stock-Based Compensation.”. We are required to adopt the provisions of SFAS No. 123R on August 1, 2005.  On January 1, 2003 we adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  As a result, we have been recording stock-based compensation expense since January 1, 2003 for employee stock awards that were granted or modified subsequent to December 31, 2002. In addition, our current practice with respect to forfeitures is to recognize the related benefit upon forfeiture of the award. Upon adoption of SFAS No. 123R, we will be required to recognize compensation expense net of estimated forfeitures upon the issuance of the award. Although we have not yet completed our assessment of adopting SFAS No. 123R, we do not believe that such adoption will significantly affect our net income (loss), financial position or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable and notes receivable.  We manage such risk by evaluating the financial position and creditworthiness of such counterparties.  As of January 31, 2005, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties.  Concentrations of credit risk associated with receivables are considered minimal due to our diverse customer base.  We do not normally require collateral or other security to support credit sales.

 A 1% change in the interest rate on our Notes would result in an increase or decrease in interest expense of $1.8 million annually.

Item 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Item 1.  Legal Proceedings

See Note 12, “Commitments and Contingencies,” to our Consolidated Financial Statements, which is incorporated by reference herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On March 14, 2005, we amended our agreement with SBB&T that, among other things, included a chage for the current tax season whereby we will receive an additional fee of up to $5.00 for each refund anticipation loan facilitated. The amount of the additional fee applies to refund anticipation loan balances that exceed $2,500.00.

On March 10, 2005, the Board of Directors adopted the 2005 Annual Voluntary Deferred Compensation Plan (the “Defered Compensation Plan”), under which certain members of management may elect to defer a portion of their pre-tax compensation earned during the fiscal year.  The Deferred Compensation Plan is unfunded, and any compensation deferred under the plan by participating employees represents at all times an unfunded and unsecured contractual obligation of the Company.  Participating employees and their beneficiaries will be unsecured creditors of the Company with respect to all obligations owed to any of them under the Deferred Compensation Plan.  Amounts payable under the Deferred Compensation Plan will be satisfied solely out of the general assets of the Company subject to the claims of its creditors.  In fiscal 2005, the Company will match 100% of the first 6% of compensation deferred by participating employees under the Deferred Compensation Plan.

We make available free of charge, through our investor relations’ website, ir.jacksonhewitt.com, our reports on file with the SEC, including our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 6.  Exhibits

Exhibits:  We have filed the following exhibits in connection with this report.

10.21	First Amendment to Credit Agreement among Jackson Hewitt Inc., as Borrower, the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent, dated January 7, 2005.

10.22

First Amendment to Note Purchase Agreement relating to the Floating Rate Senior Notes among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc. and the Purchasers named therein, dated January 7, 2005.

10.23

Letter Agreement between Jackson Hewitt Inc. and Santa Barbara Bank & Trust, dated March 14, 2005, amending Refund Anticipation Loan Program Agreement between Jackson Hewitt Inc. and Santa Barbara Bank & Trust, dated May 5, 2004.

10.24	2005 Annual Voluntary Deferred Compensation Plan and Form of Deferred Compensation Agreement.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 16th day of March, 2005.

JACKSON HEWITT TAX SERVICE INC.

By:

/s/ MICHAEL D. LISTER
Michael D. Lister
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MARK L. HEIMBOUCH
Mark L. Heimbouch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)