Form 10-K
period 2005-04-30
JACKSON HEWITT TAX SERVICE INC
filed 2005-07-29
CIK 1283552

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-32215

Jackson Hewitt Tax Service Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0779692 (I.R.S. Employer Identification No.)
7 Sylvan Way Parsippany, New Jersey (Address of principal executive offices)	07054 (Zip Code)
Registrant's telephone number, including area code: (973) 496-1040
Securities registered pursuant to Section 12(b) of the Act:
Title of class Common Stock $0.01 par value	Name of exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates as of October 31, 2004 was $789.0 million, based on the last sales price of the registrant's common stock reported on the New York Stock Exchange on that date.

        The number of shares outstanding of the registrant's common stock was 37,282,533 (net of 417,300 shares held in treasury) as of June 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

        The definitive proxy statement relating to the registrant's 2005 Annual Meeting of Stockholders, to be held on September 20, 2005, is incorporated by reference into Part III of this report.

JACKSON HEWITT TAX SERVICE INC.

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

        Certain statements in this report, including but not limited to those contained in "Part I. Item 1—Business", "Part I. Item 2—Properties", "Part I. Item 3—Legal Proceedings", "Part II. Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II. Item 8—Consolidated Financial Statements and Supplementary Data" and notes thereto included in this report are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of Jackson Hewitt Tax Service Inc. All statements in this report, other than statements that are purely historical, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could." These forward-looking statements involve risks and uncertainties.

        Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the following potential risks and uncertainties: our ability to achieve the same level of growth in revenues and profits that we have in the past; government initiatives that simplify tax return preparation, improve the timing and efficiency of processing tax returns or decrease the number of tax returns filed or the size of the refunds; government legislation and regulation of the tax preparation industry and related products and services offered or facilitated, including refund anticipation loans ("RALs"); our exposure to litigation; our ability to protect our customers' personal information; the success of our franchised offices; our responsibility to third parties for the acts of our franchisees; disruptions in our relationships with our franchisees; changes in our relationships with financial product providers that could affect our ability to facilitate the sale of financial products; changes in our relationships with retailers that could affect our growth and profitability; seasonality of our business and its effect on our stock price; competition from tax return preparation service providers; our ability to offer innovative new products and services; our reliance on electronic communications to perform the core functions of our business; our reliance on cash flow from subsidiaries; our compliance with credit facility covenants; our exposure to increases in prevailing market interest rates; the effect of market conditions, general conditions in the tax return preparation industry or general economic conditions; and changes in accounting policies or practices.

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

ITEM 1.    BUSINESS.

Business Overview

        Jackson Hewitt is the second largest paid tax return preparer in the United States based on the number of individual tax returns filed by paid preparers. In 2005, we operated a nationwide network comprised of 4,871 franchised offices and 613 company-owned offices under the Jackson Hewitt Tax Service® brand. In 2005, our network filed 3.3 million tax returns, which we estimate represented less than 5% of the total individual paid tax return preparer industry in the United States. We generate revenues from fees paid by our franchisees, service revenues earned at company-owned offices and revenues earned in connection with our facilitation of the sale of financial products. "Jackson Hewitt," "we," "our," and "us," are used interchangeably to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

        On June 25, 2004, Cendant Corporation ("Cendant") divested 100% of its ownership interest in us through an initial public offering ("IPO"). We did not receive any proceeds from the sale of our common stock by Cendant. In contemplation of our IPO, we declared a stock dividend, which increased the number of common shares outstanding from 100 to 37,500,000.

        In 2005, our total revenues were $232.5 million, which were generated from revenues from franchisees including royalty and marketing and advertising fees and other revenues (43% of total revenues), service revenues including tax return preparation and related service fees provided at company-owned offices (27% of total revenues), and fees and other revenues received from financial institutions in connection with our facilitation of the sale of financial products (30% of total revenues). Because of the higher profit margins inherent in the franchise model, our franchise revenues contribute a higher percentage of our income from operations than those of our company-owned offices.

        The core of our business is our franchise system. Royalty and marketing and advertising fees are, collectively, our largest and fastest growing source of revenues. In 2005, revenues from royalty and marketing and advertising fees were $86.8 million. We earn royalty and marketing and advertising revenues, which represent a fixed percentage of the revenues received by our franchisees, for which we provide support and services, as well as national and regional advertising programs, designed to increase their revenues. Our franchise model enables us to grow more quickly with less capital investment and lower operating expenses than if we directly operated all of the offices in our network. Tax returns filed by our franchised offices represented 88% of the total number of tax returns filed by our network in 2005.

        Complementing our franchise system are our company-owned offices. Service revenues from our company-owned offices were $63.0 million in 2005. Company-owned offices provide us with the opportunity to demonstrate the benefits of new products and services develop and implement new initiatives that may be made available to our franchise system. Tax returns prepared by our company- owned offices represented 12% of the total number of tax returns prepared by our network in 2005.

        Annual income tax refunds represent an important source of funds for many of our customers. As a result, those customers typically file their tax returns early in the tax season, shortly after Form W-2s are available, in order to receive their income tax refunds as quickly as possible. In 2005, approximately 74% of our customers filed their tax returns by the end of February. These customers are referred to as early-season filers. To meet the needs of early-season filers, we provide convenient tax return preparation services and electronic filing of tax returns. We also facilitate the sale of financial products such as RALs.

        In 2005, our customers purchased 3.1 million financial products in conjunction with having their tax returns prepared by our network. Of these financial products, 1.2 million were RALs. We earn revenues in connection with our facilitation of the sale of financial products.

Industry Overview

        According to the Internal Revenue Service ("IRS"), approximately 132 million individual tax returns were filed in the United States in 2004. Of these tax returns, 79 million, or 60%, were prepared with the assistance of a paid tax return preparer. In 2004, H&R Block was the largest paid tax return preparer, with an approximate 20% share, and Jackson Hewitt was the second largest, with an approximate 4% share. We believe that no other paid tax return preparer has greater than an approximate 1% share. Excluding H&R Block and us, the paid tax return preparer industry represents approximately 60 million annual tax returns and is highly fragmented, consisting of tens of thousands of paid tax return preparers.

        The increasing use of electronically-filed tax returns has been a significant development for taxpayers and the tax return preparation industry. To reduce administrative costs, the IRS has set a target of increasing the number of tax returns filed electronically to 80% by 2007. Through April 30, 2005, 55% of tax returns were filed electronically. Our network filed 90% of our tax returns electronically in 2005, making us a leader in electronic filing. We believe that taxpayers have an incentive to file electronically because of the associated benefits, including acknowledgment of receipt of the filing, better accuracy and faster refund processing.

Customer Segments

        The table below shows the breakdown of tax returns filed in 2004 by adjusted gross income ("AGI"), for all individual tax returns in the United States and tax returns filed by us.

	Total U.S. Individual Tax Returns	Tax Returns Filed by Jackson Hewitt
Less than $35,000	57%	78%
$35,000 to $49,999	13	11
$50,000 or more	30	11

Total	100%	100%

        In 2005, approximately 40% of all tax returns filed with the IRS were filed by the end of February, representing early-season filers. In 2005, 98% of our early-season filers were eligible to receive a refund. Reflecting their focus on speed, approximately 84% of our early-season filers in 2005 purchased a refund-related financial product. Our late-season filers tend to have a higher AGI on average and are less concerned with the early receipt of their refunds, leading to a lower penetration rate for financial products; approximately 39% of our late-season filers purchased a refund-related financial product in 2005. Late-season filers also tend to have more complex tax return preparation needs, which typically generate higher tax return preparation fees.

Business Description

Tax Return Preparation Services

        Our network provides our customers with fast and accurate tax return preparation services and electronic filing. We provide one of the most comprehensive computerized individual tax return preparation services in the industry. Our tax return preparation process is designed to ensure accuracy at each step. We use our software, ProFiler®, which features built-in error detection, to prepare customers' tax returns. We also check tax returns through our systems before electronically filing our customers' tax returns with the IRS and the appropriate state departments of revenue. The cost of the tax preparation service is generally based upon the complexity of the tax return. We offer our customers the option of receiving their tax refund directly from the IRS, or if they prefer, we also offer our customers various financial products to suit their needs.

        We believe that customers choose Jackson Hewitt Tax Service offices because: (i) our offices are conveniently located; (ii) our customers prefer not to prepare their own tax returns; (iii) our customers wish to obtain funds associated with their tax refunds quickly; (iv) our products and services are priced competitively; and (v) our customers find value in our services and our brand.

Financial Products

        We facilitate the sale of financial products, certain of which enable our customers to have access to funds more quickly than if they filed their tax returns on their own and waited to receive a tax refund directly from the IRS. Many of these products also enable our customers to have their tax returns prepared by us with no cash outlay at the time of filing. To obtain these products, our customers typically pay fees and charges to the financial institution providing the financial product, and in certain cases, a fee to franchisees and company-owned offices. Most of the financial products offered to our customers are provided by Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A. ("SBB&T") and Household Tax Masters, Inc. ("Household").

  •
  RALs.    Our customers may apply for loans in the amount of and secured by their anticipated federal income tax refunds up to a certain maximum determined by the lending bank. For 2005, the maximum RAL offered was $7,000. The loan amount, less applicable fees and charges, are generally disbursed to customers within one to three days from the time their tax returns are electronically filed with the IRS. RALs are offered to our customers through contractual arrangements with our financial institution partners, SBB&T and Household.

  •
  Money NowSM Loans.    If our customer elects to apply for a RAL, our customer may also apply for a Money Now loan. A Money Now loan provides qualifying customers with the ability to receive an unsecured advance loan on their applied for RAL. For 2005, the maximum Money Now Loan offered was $1,100. The loan amount, less applicable fees and charges, are available to the customer on the same day that the customer's tax return is filed with the IRS. Money Now Loans are offered to customers by the same financial institution providing the customer with the RAL.

  •
  Accelerated Check Refunds ("ACRs").    ACRs are available to our customers to provide them with the ability to receive their federal and state income tax refunds quickly, even though they do not have a bank account for the IRS to directly deposit a refund check, and they wish to have their tax preparation and other fees and charges withheld directly from their tax refund. With an ACR, a customer's tax refund is deposited by the taxing authority directly into a bank account established for this purpose by the financial institution partner. A bank check in the amount of the tax refund, less applicable fees and charges, is directly dispensed to the customer generally within two to three weeks of filing their tax returns. An ACR is not a loan. Customers that apply but are not approved for a RAL receive an ACR.

  •
  Assisted Direct Deposits ("ADDs").    ADDs are available to our customers to provide them with the ability to receive their federal and state income tax refunds direct deposited into their own bank account, but wish to have their tax preparation and other fees and charges withheld directly from their tax refund. With an ADD, a customer's tax refund is deposited by the taxing authority directly into a bank account established for this purpose by the financial institution partner. The financial institution then directly deposits the amount of the tax refund, less applicable fees and charges, into the customer's own bank account. An ADD is not a loan.

  •
  Holiday Express Loan Program® ("HELP").    HELP® is an unsecured loan offered by our financial institution partners through our offices during the months of November and December. In November and December 2004, the maximum loan offered was $575.

  •
  Jackson Hewitt CashCard®.    The Jackson Hewitt CashCard is a MasterCard-branded debit card that provides the customer with an alternative to receiving a check when a customer chooses certain financial products. Customers may use the card to obtain cash at many automated teller machines or to make retail purchases at most locations that accept MasterCard.

  •
  Gold Guarantee®.    Gold Guarantee is an extended warranty that a customer may purchase whereby we agree to pay up to a certain amount for any additional taxes owed if our tax return preparer makes an error in preparing the customer's tax return, subject to certain exclusions. For 2005, the Gold Guarantee limit was $6,000. The Gold Guarantee is in addition to our Basic Guarantee that we provide with each paid tax return preparation which covers penalties and interest in the event our tax return preparer makes an error in preparing the customer's tax return, subject to certain exclusions.

        We continue to work with our financial partners to develop and offer additional products designed to attract and retain customers and generate incremental revenues.

Business Strategy

        Our business strategy is to grow our revenues and net income through six strategic initiatives: (i) increase the number of offices in our network; (ii) increase the number of tax returns filed by our existing offices; (iii) increase our profitability by using our franchise model; (iv) increase the profitability of company-owned offices; (v) offer innovative financial products; and (vi) expand into new markets.

Offices

        Our core business strategy is to expand the number of offices in our network each year. We attempt to accomplish this goal by increasing offices in existing territories, including through retail locations, and through franchise sales of new territories.

        Increase penetration of existing markets.    Within territories our network currently serves, we believe we have the opportunity to increase the number of offices significantly without saturation. In 2005, our existing territories were largely under-penetrated, with only 25% of our territories having reached our target of at least three offices per territory. On average, we had 1.9 offices per territory in 2005.

        Expand our presence in the retailer channel.    We currently have relationships with national and large regional retailers and shopping malls, including Wal-Mart Stores, Inc. ("Wal-Mart"), KMart Corporation, Simon Property Group, and General Growth Property, Inc. and other chains, whose customer demographics overlap with ours. Our agreements with these retailers allow Jackson Hewitt Tax Service offices to be located within the retail stores in high-traffic areas during the tax season at relatively modest costs. During 2005, our network had approximately 1,600 offices in retailer locations nationwide, including approximately 1,200 in Wal-Mart stores. We continually pursue similar opportunities with other retailers to expand our network of offices.

        Franchise sales.    We attempt to increase the number of our franchised offices each year through the sale of new franchises. We divide the country into specific territories. Most territories have a population of more than 50,000. We have identified a total of approximately 4,600 territories in the United States of which approximately 1,600 territories, or 35%, remain available to expand our network. We focus on selling new territories to high-quality franchisees already in our franchise system and to tax preparers or entrepreneurs new to our franchise system.

        Conversions.    Conversions of third party tax return preparation businesses to Jackson Hewitt Tax Service offices present the opportunity for established tax preparation businesses to join our franchise system. Conversions involve both independent tax return preparers joining our franchise system directly and our existing franchisees acquiring these companies. Through conversions, we are able to add a mature base of customers to our franchise system. Typically, we will provide funds to the franchisee to convert the business to a Jackson Hewitt Tax Service office. Conversions added 50 offices and approximately 31,000 tax returns to our network in 2005.

        Acquisitions.    Through acquisitions we add established third-party tax return preparation businesses to our company-owned office network. In 2005 we completed four acquisitions adding seven offices and approximately 9,000 tax returns to our operational results.

Tax Returns

        We attempt to increase the number of tax returns filed in our network's existing offices through customer acquisition and customer retention. In 2005, we increased same-store tax return volume by 2%, despite limited growth in the overall market for tax returns filed by paid tax return preparers. We attribute this growth to office maturation, operational improvements and improved marketing efforts, including sponsorships and increased marketing to late-season filers.

        Our experience indicates that mature offices generally outperform newer offices. More mature offices increase the number of tax returns prepared by building brand awareness and customer recognition in a given location, improving tax preparer productivity, reinvesting in and expanding office operations and capturing new and retaining existing customers. In 2005, we increased the number of offices in our network by 549 (net of office closings of 334) and 54% of our network's current offices have been a part of our network for fewer than five years. The following chart identifies the average number of tax returns prepared by offices in our network in 2005 at various maturity levels:

Number of Tax Seasons in our Network	Offices as a % of Total Jackson Hewitt Offices	Average Number of Tax Returns Prepared per Office
1 year	16%	247
2 years	17%	371
3 years	13%	482
4 years	8%	570
5+ years	46%	788

        Customer acquisition and retention.    Our customer focus is the hourly worker, large employers and specific occupational categories that fit our core demographic. While our core customers remain early-season filers, we continue to increase our efforts to reach more late-season filers. In 2005, our network prepared approximately 829,000 tax returns during the period from March 1st through April 15th, as compared to approximately 760,000 tax returns for late-season filers during the comparable period in the prior year. We also focus on retaining existing customers who have previously used our services and products. Our customer retention efforts include enhancing our product offering, improving customer service, and maintaining office appearance.

        Brand recognition.    We intend to increase our share of the tax preparation industry by focusing our advertising and marketing efforts on improving the recognition of the Jackson Hewitt Tax Service brand name with targeted national, regional and local marketing.

        Improve operational efficiencies.    We also focus on making operational and functional improvements to increase productivity, capacity and the volume of tax returns prepared. Our managers assist our franchisees in office site selection to maximize traffic flow and improve operations and managerial decision-making. Functional improvements include upgraded system performance to increase productivity, management tools to increase the volume of tax returns prepared and operational efficiencies and improved tax return preparer training to increase retention of seasonal tax preparers and enhance quality of service.

Franchise Operations

        Franchise Development.    Our historical growth has been largely attributable to the expansion of our franchise system. In 2005, we sold 219 new territories and increased the number of our franchised offices by 541.

        The franchise model has an inherently higher profit margin than that of our company-owned offices, as our existing infrastructure permits additional franchise growth without significant additional fixed cost investment. We therefore intend to continue to adopt and explore management initiatives that promote growth and improve our technology infrastructure, product offering and marketing efforts. These initiatives have generated significant increases in franchisees' revenues.

        We attempt to grow our franchise operations through the development of our existing franchisee relationships and through the selective recruitment of new franchisees. In addition, we are actively engaged in an effort to add new franchisees through our conversion program.

        We believe that our franchise arrangements provide incentives to franchisees to increase the number of offices in their territory, because we charge an initial franchise fee of up to $25,000 for a territory and do not charge this fee again when a franchisee adds new offices within its territory. In addition, our franchise agreement establishes performance standards for franchisees. These performance standards give our franchisees an incentive to invest in their growth and increase their market penetration.

        We believe franchisees are attracted to us because we: (i) are a well-known, national franchise; (ii) facilitate the sale of financial products sought by customers; (iii) offer low-cost financing and start-up costs are relatively low; (iv) have a reputation for quality; (v) provide marketing and advertising support; and (vi) have been recognized as an outstanding franchise opportunity by Entrepreneur magazine.

        In 2005, Entrepreneur magazine named us as one of the top four franchise opportunities. In 2005, approximately 77% of our sales of territories were sold to our existing franchisees and the remaining territories were sold to new franchisees. For our recruitment of new franchisees, we advertise in select publications that target entrepreneurs who are interested in new franchise opportunities. We also respond to inquiries from potential franchisees that contact us through our website or are referred to us by our existing franchisees.

        The Franchise Agreement.    Under the terms of our franchise agreement, each franchisee receives the right to operate Jackson Hewitt Tax Service offices within their designated geographic territory. Franchisees are permitted to operate as many offices within a specified territory as they choose. The term of our typical franchise agreement is 10 years. In 1999 and 2000, we offered our franchisees the opportunity to renew their franchise relationship with us before their franchise agreement expired. In this early renewal program, 93% of our franchisees entered into our new franchise agreement for a new 10-year term, and, less than 1% of our franchise agreements come up for renewal before 2009.

        Upon executing the franchise agreement, the franchisee is required to pay an application fee and an initial franchise fee. We will, at our discretion, finance a portion of the initial franchise fee. In addition, our franchise agreements require new franchisees to pay us royalties equal to 15% of their revenues (12% for most franchises who joined our network before 2000 and who signed a new franchise agreement under our early renewal programs) and marketing and advertising fees equal to 6% of their revenues. We also charge franchisees a $2.00 fee for each tax return that they file electronically with the IRS.

        Pursuant to our franchise agreements, we may spend in any year an amount greater or less than the aggregate contributions of marketing and advertising fees for that year. We may carry over unused marketing and advertising fees from year to year, and we are under no obligation to refund any unspent marketing and advertising fees to our franchisees if their franchise agreements terminate or expire.

        We require our franchisees to maintain required levels of business standards and customer service in various aspects of conducting their business, including in their choice of office location, office appearance, equipment and computer hardware, employee training, customer service and minimum opening hours. Each franchisee must obtain and continuously maintain the proper permits and certificates required by law, including an Electronic Filing Identification Number required in order to file federal and state tax returns electronically, as well as conduct its business in compliance with applicable laws. We monitor the quality of service, office appearance, accuracy of tax returns and training of personnel for all Jackson Hewitt offices.

        Franchisee Support.    We provide our franchisees with services designed to increase their revenues, including training, administrative support, access to our proprietary ProFiler tax return preparation software and financial products, product development, quality assurance, toll-free tax preparer support service and a dedicated field staff to advise and monitor their business. We also provide our franchisees assistance with their marketing programs, the advantage of being linked to a toll-free office locator service and information based on our market research. We believe that our franchise system gives our franchisees a competitive advantage over other local and regional tax services in their market.

        We believe our ProFiler software and support enable our franchisees to retain existing customers once marketing efforts have helped to bring them into their offices. The technological backbone of our operating system is our ProFiler software, which offers both an interview-based and a forms-based tax return preparation system. The forms-based aspect of ProFiler allows for easier integration of acquired and converted tax return preparation businesses and allows our network to attract experienced tax return preparers as employees. ProFiler also enables franchised office managers to view reports that allow them to better manage the office. Developing, monitoring and updating our software are all services we provide to our franchisees.

        We offer extensive training courses including initial franchisee training and ProFiler training for new franchisees as well as more advanced training for general managers of our large operators. Throughout the year, we offer numerous workshops that address such topics as how to train tax return preparers, tax updates, recruiting and staffing, new product updates and local advertising. We prepare and update our course materials as necessary. Our training department develops computer-based training courses on a number of tax-related topics and distributes them to our franchisees. Additionally, we provide each franchisee with field support to aid in site selection, market analysis and business strategies. We also provide access to a franchise service manager at our corporate headquarters who is available to provide information on research, updates and upcoming events. By joining our network, a franchisee is also given the opportunity to benefit from our buying power through our vendor relationships.

Company-Owned Offices

        In 2002, we began our company-owned operations strategy by acquiring some of our largest franchisees. Since then, we have continued to expand this operation by acquiring independent tax preparation businesses. These operations are held by Tax Services of America, Inc. ("TSA"), a wholly owned indirect subsidiary of Jackson Hewitt Tax Service Inc. While we will continue to pursue acquisition opportunities for our company-owned office network, we are focused primarily on organic growth through the opening of new company-owned offices within existing territories as well as increasing office productivity. We intend to improve the profitability of our company-owned offices by taking advantage of our previous investments in infrastructure.

Seasonality

        Given the seasonal nature of the tax preparation business, we have generated and expect to continue to generate substantially all our revenues during the tax season period from January through April of each year. In 2005, we generated approximately 91% of our revenues during this period. We generally operate at a loss from May through December, during which we incur costs associated with preparing for the upcoming tax season.

Marketing and Advertising

        In 2005, we incurred $33.0 million in marketing and advertising expense, including national, regional and local campaigns designed to increase brand awareness and attract both early-season and late-season filers. Our marketing efforts include national advertising and sponsorships, regional advertising and partnering with large, high-traffic retailers to drive customer awareness and increase customer traffic. The national advertising program targets early-season and late-season filers through network television advertisements, direct mail marketing, promotions and sponsorship of sports organizations whose fan base closely mirrors our core customer demographic group, including the Professional Bowlers Association and the NASCAR Nextel Cup Series. At the regional level, we customize marketing plans in all of our key markets, using primarily spot and cable television, radio, direct mail and outdoor advertising.

Tax Courses

        We offer income tax courses in many states as a way of developing interest in tax preparation in general and create public awareness of our brand. In addition, many of the individuals taking these courses develop an interest in tax preparation as a career and often become tax preparers for franchisees or our company-owned offices.

New Markets

        One of our long-term strategies is to expand into markets with income tax systems similar to that of the United States, such as in Canada and Puerto Rico. We also plan to develop products and services to capture customers in the growing online segment. These initiatives are still in an early stage and we continue to review them in light of changing business conditions. We may change our plans, and future developments could differ from those we intend or expect to occur.

Intellectual Property

        We regard our intellectual property as critical to our success, and we rely on patent, trademark, copyright and trade secret laws in the United States to protect our proprietary rights. We pursue the protection of our trademarks by applying to register the trademarks in the United States. In addition, we seek to protect our proprietary rights through the use of confidentiality agreements with employees, consultants, advisors and others.

        We have obtained federal trademark registration of a number of marks, including Jackson Hewitt®, Jackson Hewitt Tax Service, Gold Guarantee, Get More in Return®, Jackson Hewitt CashCard, HELP, Holiday Express Loan Program, ProFiler and SuperFast Refunds®. We also assert a common law right to Money Now.

Employees

        As of April 30, 2005, we employed 377 full-time employees, consisting of 131 employees at our corporate headquarters located in Parsippany, New Jersey, 146 employees at our technology facility located in Sarasota, Florida, 75 employees at our company-owned offices and 25 other full-time employees. In addition, our company-owned offices employed approximately 5,200 seasonal employees during 2005.

Competition

        Our business focuses on two customer bases: the consumer of our tax return preparation services and the individual or other entity ready to operate a Jackson Hewitt Tax Service franchise. We believe the basis for competition for consumers of our tax return preparation services includes product mix, price, service and a reputation for quality. Our network competes with tens of thousands of paid tax return preparers, including H&R Block, the largest tax preparation service company, Liberty Tax Service, regional and local tax return preparation companies, most of which are independent and some of which are franchised, and regional and national accounting firms and financial service institutions that prepare tax returns as part of their businesses. We also face competition from the Free File Alliance, a consortium of the IRS and online preparation services that provides free online tax preparation and filing and from volunteer organizations that prepare tax returns at no cost for low-income taxpayers. Our ability to compete in the tax return preparation business depends on the geographical area, specific site location, local economic conditions, quality of on-site office management, the ability to file tax returns electronically with the IRS and our ability to facilitate our customers' obtaining financial products.

        We also compete for the sale of tax preparation franchises with H&R Block, Liberty Tax Service and other regional franchisors. To some extent, we also compete with franchisors of other high-margin services that attract entrepreneurs seeking to become franchisees.

Regulation

        We and our franchisees must comply with laws and regulations relating to our business. Regulations specific to our business are described below.

Tax Return Preparation

        Federal legislation requires tax preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them, and retain for three years all tax returns prepared. Federal laws also subject tax preparers to accuracy-related penalties in connection with the preparation of tax returns. Preparers may be enjoined from further acting as tax preparers if they continually or repeatedly engage in specified misconduct. Additionally, all authorized IRS e-file providers must adhere to IRS e-file rules and requirements to continue participation in IRS e-file. Adherence to all rules and regulations is expected of all providers regardless of where published, and includes, but is not limited to, those described in IRS Publication 1345, Handbook for Authorized IRS e-file providers.

        With certain exceptions, the IRS prohibits the use or disclosure by income tax preparers of income tax return information without the prior written consent of the taxpayer. In addition, the Gramm-Leach-Bliley Act and related Federal Trade Commission regulations require income tax return preparers to adopt and disclose consumer privacy policies, and provide consumers a reasonable opportunity to opt out of having personal information disclosed to unaffiliated third parties for marketing purposes. Some states have adopted or proposed stricter opt-in requirements in connection with use or disclosure of consumer information.

        The IRS requires any tax return preparer with respect to any tax return or claim for refund who fails to comply with due diligence requirements imposed by regulations with respect to determining eligibility for or the amount of the earned income tax credit to pay a penalty of $100 for each failure. We have put systems and processes in place to comply with this due diligence obligation.

Financial Product Regulation

        Federal and state statutes and regulations, as well as certain municipalities, regulate our facilitation of RALs. These laws require us, among other things, to clearly explain that the RAL is a loan and not a substitute for, or a quicker way of receiving, an income tax refund. These laws may also place restrictions on the fees we may charge in connection with our facilitation of RALs and the disclosures required in connection with offering RALs. Certain states are also interpreting existing laws in a manner that could effectively limit the annual percentage rate on RALs or restrict our ability to receive fees in connection with these loans. There are also many states that have statutes regulating, through licensing and other requirements, the activities of brokering loans, providing credit services and offering credit repair services to consumers.

        If, in any particular state, RALs made to our customers were actually held to be subject to local usury laws or reduced fees because our assistance rendered us a loan broker under state law, or if additional regulation was passed with respect to RALs, then the transactions could be less attractive to the financial institution and could affect our compensation from that financial institution in that state.

        The Federal government also regulates our financial partners with respect to the offering of financial products such as RALs.

        In addition, we are subject to federal and state laws that govern the marketing of our services and the financial products we facilitate. These laws prohibit deceptive claims, and require that our marketing practices are fair and not misleading.

        Many states have statutes requiring the licensing of persons offering contracts of insurance. We have received inquiries from certain state insurance regulators about our Gold Guarantee program and the applicability of the state insurance statutes. In those states where the inquiries are closed, the regulators affirmed our position that the Gold Guarantee is not a contract of insurance and is therefore not subject to state insurance licensing laws.

        In March 2003, the Attorney General's Office of the State of California ("California Attorney General") initiated an inquiry into our business practices. The California Attorney General has requested information about industry practices in general and our practices specifically. We have been in discussions with the California Attorney General. Areas of discussion include, but are not limited to, the manner in which services are marketed, and financial products are facilitated. The California Attorney General has expressed concerns that certain business practices may violate law. Given the status of the inquiry, we are not in a position to predict the likely outcome, or the financial cost or impact on business practices, of this inquiry.

Franchise Regulations

        Our franchising activities are subject both to federal and state laws and regulations. Federal Trade Commission Trade Regulation Rules requires a franchisor to provide information in specific areas in a specific format. This information is contained in an offering circular. This regulation also permits a franchisor to prepare an offering circular in accordance with the format designed by the North American Securities Administrators Association, called the Uniform Franchise Offering Circular ("UFOC"). We have selected the UFOC format for our franchise offering circular because it is accepted in all states with franchise registration and disclosure laws, eliminating the need to prepare multiple forms of offering circulars.

        Federal regulation governs franchisor conduct in all states; however, certain states have enacted state franchise investment laws or franchise registration and disclosure laws as well. The federal regulation permits state laws to govern franchising if they provide protection that is equal to or greater than that provided by federal regulation. Most of these state laws require franchisors to provide specific information to franchisees, generally in the UFOC format or with state-specific modifications to the UFOC format. As a general rule, these formats are similar to the UFOC and impose no significant additional requirements on franchisors. Most state laws provide a franchisee with a private right of action to seek direct recourse against a franchisor, in addition to administrative penalties, if a franchisor fails to comply with a state's franchising laws.

        The Federal Trade Commission Trade Regulation Rules, the state franchise investment laws and the UFOC format require a franchisor to update its offering circular to include new financial statements. Federal regulation and the UFOC format also require a franchisor to update its offering circular in the event of material changes, such as significant changes in financial condition, changes to major fee structures, or changes in business opportunities being offered.

Tax Course Regulations

        Certain states have regulations and requirements relating to the offering of income tax courses. These requirements may include licensing, bonding and certain restrictions on advertising. Failure to obtain or maintain the appropriate license could affect our revenues and limit our ability to develop interest in tax return preparation as a career.

Risks Factors

        We may not achieve the same levels of growth in revenues and profits in the future as we have in the past.

        Historically, our business has experienced rapid growth in the number of franchises, office locations and revenues. Our ability to continue to grow our business will be subject to a number of risks and uncertainties and will depend in large part on: (i) finding new opportunities in our existing and new markets; (ii) continuing to facilitate the sale of financial products; (iii) attracting capable franchisees; (iv) hiring, training and retaining skilled managers and seasonal employees; (v) expanding and improving the efficiency of our operations and systems; and (vi) maintaining cost, quality and product innovation to attract customers.

        Accordingly, we may not achieve the same levels of growth in revenues and profits as we have historically.

Because demand for our products is related to the complexity of tax return preparation, government initiatives that simplify tax return preparation or reduce the need for a third party tax return preparer may decrease demand for our financial products and services.

        Many taxpayers seek assistance from paid tax return preparers such as Jackson Hewitt because of the level of complexity involved in tax return preparation and filing. From time to time, politicians and government officials propose measures seeking to simplify the preparation and filing of tax returns or provide additional assistance with respect to preparing and filing such tax returns. The passage of any measures that significantly simplify tax return preparation or reduce the need for a third party tax return preparer may be highly detrimental to our business.

Initiatives that improve the timing and efficiency of processing tax returns could reduce the attractiveness of the financial products offered to our customers and demand for our services.

        Our performance depends on our ability to offer access to financial products that increase the speed and efficiency by which our customers can receive funds associated with their tax returns. The federal government and various state and local municipalities have, from time to time, announced initiatives designed to modernize their operations and improve the timing and efficiency of processing tax returns. If tax authorities are able to increase the speed and efficiency with which they process tax returns, the value and attractiveness of the financial products offered to our customers and demand for our services could be reduced.

Changes in the tax law that result in a decreased number of tax returns filed or a reduced size of tax refunds could harm our business.

        Over the past three years, on average, approximately 93% of our customers were entitled to receive a tax refund. From time to time, the United States Treasury Department and the IRS adopt policy and rule changes and other initiatives that result in a decrease in the number of tax returns filed or reduce the size of the tax refunds. Similar changes in the tax law could reduce demand for our products and services, causing our revenues or profitability to decline.

The Federal government and State and local legislators have increasingly taken an active role in regulating RALs and the continuation of such trend could impede our ability to facilitate the sale of RALs and reduce our profitability.

        In 2005, approximately 28% of our total revenues were directly or indirectly derived from the facilitation of RALs by our network. Because RALs are short-term loans, their effective annual percentage rate is relatively high compared to other consumer loans. Several bills have been proposed at the Federal level as well as in various states and municipalities proposing to regulate the facilitation of RALs. Certain of the proposed legislation, could, if adopted, increase costs to us, our franchisees and the financial institutions that provide our financial products, or could render RALs too costly to market.

        Consumer advocacy groups have increasingly called for a legislative and regulatory response to the perceived inequity of these types of loans. One consumer group has proposed model legislation and advocates adoption by various states of regulations that would place significant limitations on annual percentage rates and impose costly bonding requirements, among other things.

        In addition, various jurisdictions such as Connecticut, the City of New York, Illinois, Minnesota, Nevada, North Carolina, Oregon, Washington and Wisconsin have imposed regulatory restraints on the marketing of RALs. These restraints include requirements regarding specific disclosures that must be made to customers. We operate in each of these jurisdictions.

        Some states, such as Massachusetts and Mississippi, have interpreted existing loan broker and similar statutes to apply to RALs. While we currently operate, and plan to continue to operate, in these states, we and our franchisees are and will be restricted in our ability to receive fees based upon the RALs facilitated in such states.

Our failure to comply with legal and regulatory requirements, particularly those applicable to the facilitation of tax refund related financial products, could result in substantial sanctions against us which would harm our profitability and reputation.

        Our tax return preparation business, franchise operations, and our facilitation of the sale of financial products are subject to extensive regulation and oversight in the United States by the IRS, the Federal Trade Commission, and by state regulatory and law enforcement agencies. Certain states, such as Maryland, Massachusetts and Mississippi, have publicly expressed a concern that paid tax preparers facilitating RALs are subject to loan broker statutes. Loan broker statutes vary from state to state, but typically require paid tax return preparers to register with local regulatory authorities and pay a licensing fee. Loan broker statutes, if applicable, also typically subject brokered loans, such as RALs, to lower state usury requirements and reduced fees. If, in any particular state, RALs made to our customers were actually held to be subject to local usury laws or reduced fees because our assistance rendered us a loan broker under state law, then the transactions could be less attractive to the financial institution and our compensation from the financial institution in connection with the program in that state could be reduced.

        In 2004, we settled a complaint by the New York City Department of Consumer Affairs and paid a $125,000 fine and contributed $100,000 to New York City's EITC Campaign, a program to raise public awareness of the earned income tax credit, relating to charges that we played a part in promoting RALs in a way that was confusing to customers.

        In March 2003, the California Attorney General initiated an inquiry into our business practices. The California Attorney General has requested information about industry practices in general and our practices specifically. We have been in discussions with the California Attorney General. Areas of discussion include, but are not limited to, the manner in which services are marketed, and financial products are facilitated. The California Attorney General has expressed concerns that certain business practices may violate law. Given the status of the inquiry, we are not in a position to predict the likely outcome, or the financial cost or impact on business practices, of this inquiry.

        If states or other governmental agencies having jurisdiction over our operations were to conclude that our business practices violate applicable laws, we may become subject to sanctions which could have a material adverse effect on our business, financial condition and results of operations. These sanctions may include, without limitation: (i) civil monetary damages and penalties; (ii) criminal penalties; and (iii) injunctions or other restrictions on the manner in which we conduct our business.

        In addition, the financial institutions that provide services to us and our customers as service providers and lenders of RALs and other financial products are subject to significant regulation and oversight by federal and state banking regulators. The failure of these financial institutions to comply with the regulatory requirements of federal and state government regulatory bodies, including consumer protection laws, could affect their ability to continue to provide services to us and our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our facilitation of RALs and other financial products exposes us to the risk of significant losses as a result of litigation defense and resolution costs.

        Tax return preparers who facilitate the sale of RALs have been subject, from time to time, to individual and class action lawsuits concerning their role in facilitating these loans. These lawsuits have alleged, among other claims, collusion between the tax return preparers and lenders in violation of federal law and fraud on the part of the tax return preparers for failing to disclose the nature of the loan or that the tax return preparer receives a fee from the lender in connection with the loan. We have been named as a defendant in several purported class action lawsuits in connection with our facilitation of RALs. See discussion in "Item 3—Legal Proceedings." Given the large number of RALs we facilitate every year and the inherent uncertainties of the United States legal system, we could experience significant losses as a result of litigation defense and resolution costs, which would have a significant adverse impact on our business.

Failure to comply with laws and regulations that protect our customers' personal information could result in significant fines and harm our brand and reputation.

        Privacy concerns relating to the disclosure of consumer financial information have drawn increased attention from federal and state governments. The IRS generally prohibits the use or disclosure by tax return preparers of taxpayers' information without the prior written consent of the taxpayer. In addition, the Gramm-Leach-Bliley Act and other Federal Trade Commission regulations require financial service providers, including tax return preparers, to adopt and disclose consumer privacy policies and provide consumers with a reasonable opportunity to opt out of having personal information disclosed to unaffiliated third parties for marketing purposes. Although we have established security procedures to protect against identity theft, breaches of our customers' privacy may occur. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our brand and reputation.

Our success is tied to the operations of our franchisees, yet our ability to exercise control over their operations is limited.

        In 2005, we derived 37% of our total revenues from the receipt of royalty and marketing and advertising fees from our franchisees. The amount of these fees is based on the revenues generated by franchised offices. Accordingly, our financial success depends on our franchisees and the manner in which they operate and develop their offices. Our ability to control the operations of our franchisees is limited because their businesses are independently owned and operated. Our franchisees may not operate their offices in a manner consistent with our philosophy and standards or may not increase the level of revenues generated compared to prior tax seasons.

We may be held responsible by third parties, regulators or courts for the actions of, or failures to act by, our franchisees, which exposes us to possible fines, other liabilities and bad publicity.

        Our franchisees are independently owned and operated. Our agreements with our franchisees require that they understand and comply with all laws and regulations applicable to their businesses. Under our franchise agreements, our franchisees retain control over the employment and management of all personnel, including the large number of seasonal employees required during the tax season. Third parties, regulators or courts may seek to hold us responsible for the actions or failures to act by our franchisees. Although our compliance program seeks to monitor the activities of our franchisees, it is unlikely to detect all problems in our network. In addition, we are parties to agreements with retailers and, to a certain extent, financial institutions under which we indemnify third parties for our and our franchisees' failure to comply with laws and regulations applicable to us or them. Our agreements with SBB&T, Household and Wal-Mart are material commercial agreements under which we indemnify third parties. There are occasions when our and our franchisees' activities are not clearly distinguishable. In 2004, we settled a complaint by the New York City Department of Consumer Affairs related to RALs which related primarily to acts of our franchisees, but where the Department of Consumer Affairs attributed certain responsibilities to us. Failure to comply with laws and regulations by our franchisees may expose us to liability and damages that may adversely affect our business.

Disruptions in our relationships with our franchisees could adversely affect our business.

        The continued success and growth of our franchise system depend on our maintaining a satisfactory working relationship with our franchisees. Lawsuits and other disputes with our franchisees could discourage our franchisees from expanding their business within our network or lead to negative publicity, which would discourage new franchisees from entering our network. In 2004 we settled a lawsuit brought by 154 of our franchisees in which they alleged, among other things, that we should have made payments to them in connection with their facilitation of RALs. We settled this action by agreeing to make a $2.0 million cash payment, spend an additional $2.0 million in regional advertising from 2004 through 2006, pay additional rebates to franchisees of up to $3.00 per RAL processed during the 2004 through 2006 tax seasons, subject to performance criteria, and implement a temporary royalty fee reduction program for certain new franchise offices. In 2005 we made payments of $3.0 million toward to the litigation settlement reserve that was established in 2004. One franchisee continues to litigate this matter. See discussion in "Item 3—Legal Proceedings."

Because we are not a financial institution, we can only facilitate the sale of financial products through our arrangements with financial institutions, and if such arrangements were terminated for any reason, we may not be able to replace them on acceptable terms or at all.

        In 2005, approximately 39% of our total revenues were directly or indirectly derived from our facilitation of the sale of financial products provided to our customers by financial institutions. In addition, our tax return preparation business is, to some extent, dependent on our ability to facilitate the sale of these products, because our customers are often attracted to our business by the availability of these products. The financial products we facilitate are specialized financial products, and relatively few financial institutions offer them. We currently have agreements with SBB&T and Household. Our agreement with Household terminates December 31, 2005 and our agreement with SBB&T terminates on August 1, 2008. We may not be able to renew these agreements on similar terms or at all. If our arrangements with the financial institutions that provide our financial products were to terminate and we were unable to enter into an alternative relationship with one or more other financial institutions on acceptable terms or at all, our financial results would be adversely affected.

Disruptions in our relationships with large retailers could negatively affect our growth and profitability.

        During 2005, our network had approximately 1,600 offices located within national and large regional retailers and shopping malls, which generated approximately 16% of the tax returns prepared by our network. Of these offices, approximately 1,200 were located within Wal-Mart locations. In 2005 Wal-Mart locations generated approximately 13% of the tax returns prepared by our network. Our ability to operate in these stores is dependent on our ability to negotiate favorable agreements with retailers and on the continued operation of these stores. Our agreements with retailers are of limited duration, typically two years, and we may not be able to renew them on similar terms or at all. In addition, many of these agreements are not exclusive. In the event we are unable to negotiate favorable agreements with these or comparable retailers or they close a significant number of stores, especially immediately prior to or during the tax season, our business could incur significant short-term loss of revenues and, for our company-owned offices, costs for office relocation.

The highly seasonal nature of our business presents a number of financial risks and operational challenges.

        Our business is highly seasonal. We generate substantially all our revenues during the tax season, which is the period from January 1 through April 15. Additionally, the majority of our revenues are generated in late January and February. The concentration of our revenue-generating activity during this relatively short period presents a number of operational challenges for us and our franchisees, including: (i) cash and resource management during the first eight months of our year, when we generally operate at a loss and incur fixed costs and costs of preparing for the upcoming tax season; (ii) flexible staffing, because the number of employees at our network's offices during the peak of the tax season is exponentially higher than at any other time; (iii) accurate forecasting of revenues and expenses; and (iv) ensuring optimal uninterrupted operations during peak season.

        If we were unable to meet these challenges or we were to experience significant business interruptions during the tax season, which may be caused by labor shortages, systems failures, work stoppages, adverse weather or other events, many of which are beyond our control, we could experience a loss of business, which would have a material adverse effect on our business and results of operations.

We rely on Cendant to provide transitional services to us and may not be able to replace those services at the same cost.

        Upon completion of our IPO, we entered into a transitional agreement with Cendant to provide for an orderly transition to being an independent company and to govern the continuing arrangements between us and Cendant. We also entered into a sublease agreement for our corporate headquarters in Parsippany, New Jersey which expires in September of 2005 and a sublease assignment and assumption agreement for our technology facility in Sarasota, Florida. We pay rent directly to the landlord of the Sarasota, Florida facility under Cendant's lease, which expires in May of 2006. Under the transitional agreement, Cendant agreed to provide us with various services, including services relating to facilities, human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, tax support, event marketing, revenue audit services, public and regulatory affairs, telecommunications services, information technology services and call support services. The transitional agreement also contains agreements relating to indemnification, tax sharing and tax indemnification, access to information and non-solicitation of employees. Under the transitional agreement, the cost of each transitional service generally reflects the same payment terms and is calculated using the same cost allocation methodologies for the particular service as those associated with the costs in our historical consolidated financial statements. The transitional agreement was negotiated in the context of a parent-subsidiary relationship. The provisions of many of the services were transitioned at similar costs to those allocated by Cendant historically. There are no fixed or minimum contractual purchase obligations under the transitional agreement and other related agreements. On May 1, 2005 we signed a new lease with a new lessor for office space located in Parsippany, New Jersey. We plan to relocate our current corporate headquarters to this office space in September of 2005. We completed most transition agreements with Cendant during 2005 and are now predominantly operational on our own financial systems and infrastructure. We have completed the implementation of our own back office systems including human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable and tax support. Remaining relationships, for which we rely on Cendant and which we are continuing to evaluate, include information technology services, telecommunications services, call support services, events marketing services and revenue audit services.

We may incur significant liability to Cendant pursuant to the indemnification provisions of the transitional agreement.

        Our transitional agreement with Cendant provides that we continue to indemnify Cendant and its affiliates against potential losses based on, arising out of or resulting from, among other things, claims by third parties relating to the ownership or the operation of our assets or properties and the operation or conduct of our business, whether in the past or future, including any currently pending litigation against Cendant with respect thereto and any claims arising out of or relating to our IPO. The only currently pending litigation against us and Cendant are the suits brought by Canieva Hood in Ohio and California discussed in this report under "Item 3—Legal Proceedings."

Our network faces significant competition in the tax return preparation business and faces a competitive threat from software providers and Internet businesses that increasingly enable and encourage taxpayers to prepare their own returns.

        The tax return preparation business is highly competitive. Our network competes with tens of thousands of paid tax return preparers, including H&R Block, the largest tax preparation service company, Liberty Tax Service, regional and local tax return preparation companies, most of which are independent and some of which are franchised, and regional and national accounting firms and financial service institutions that prepare tax returns as part of their businesses. We also compete with volunteer organizations that prepare tax returns at no cost for low-income taxpayers. Online filing alternatives and service providers and software vendors offer products and services that enable untrained individuals to prepare and file their own tax returns. We also face competition from the Free File Alliance, a consortium of the IRS and online preparation services that provides free online tax preparation and filing and from volunteer organizations that prepare tax returns at no cost for low-income taxpayers. The availability of these alternatives may reduce demand for our products and limit the amount of fees that we can charge. Competitors may develop or offer more attractive or lower cost products and services than ours which could erode our customer base.

An increase in the use of free tax preparation services offered by volunteer organizations to low-income taxpayers could result in a loss of our customers and could negatively impact our financial performance.

        In 2005, approximately 78% of the tax returns that our network prepared were for taxpayers with an AGI of less than $35,000. These taxpayers may qualify as low-income taxpayers eligible for free tax preparation through volunteer organizations. An increase in the use by low-income taxpayers of free tax preparation services offered by volunteer organizations could result in a loss of our customers and could negatively impact our financial performance.

Our business relies on technology systems and electronic communications, which, if disrupted, could significantly affect our business.

        Our ability to file tax returns electronically and to facilitate the sale of financial products depends on our ability to electronically communicate with all of our network's offices, the IRS and the financial institutions that provide the financial products we offer. Our electronic communications network is subject to disruptions of various magnitudes and durations. Any severe disruption of our network or electronic communications, especially during the tax season, could impair our ability to complete our customers' tax filings, to facilitate the sale of financial products or to maintain our operations, which, in turn, could have a material adverse effect on our business and results of operations.

We are a holding company that depends on cash flow from our subsidiaries to meet our obligations.

        We are a holding company with no material assets other than the stock of our subsidiaries. Accordingly, all our operations are conducted by our subsidiaries. As a holding company, we require dividends and other payments from our subsidiaries to meet cash requirements or to pay dividends. If our subsidiaries are unable to pay us dividends and make other payments to us when needed, we will be unable to pay dividends or satisfy our obligations.

Our $250.0 million five-year unsecured credit facility contains restrictive covenants and other requirements that may limit our business flexibility by imposing operating and financial restrictions on our operations.

        On June 29, 2005, we established a $250.0 million five-year unsecured credit facility ("the $250 Million Credit Facility"). The agreement governing our $250 Million Credit Facility replaced the $100.0 million five-year revolving credit facility and imposes operating and financial restrictions on us. Our $250 Million Credit Facility includes restrictive covenants that will require us to maintain specified financial ratios and satisfy financial condition tests. Specifically, our $250 Million Credit Facility contains financial covenants requiring us to maintain a maximum consolidated leverage ratio of 2.5 to 1.0 and a minimum consolidated interest coverage ratio of 4.0 to 1.0. The consolidated leverage ratio is the ratio of consolidated debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), each as defined in the $250 Million Credit Facility. The consolidated interest coverage ratio is the ratio of consolidated EBITDA to consolidated interest expense. The maximum leverage ratio and minimum interest coverage ratio remain fixed through the five-year term of the $250 Million Credit Facility. In addition, the $250 Million Credit Facility contains various customary restrictive covenants that limit our ability to, among other things, (i) create liens or other encumbrances on our property, (ii) enter into a merger or similar transaction, (iii) sell or transfer our property except in the ordinary course of business, and (iv) make dividend and other restricted payments, unless we are in pro forma compliance with our financial ratios. With respect to purchases, redemptions or retirement of our capital stock, we are required to have $10.0 million of availability under our $250 Million Credit Facility. We do not believe that the limitations contained in the $250 Million Credit Facility will limit our ability to pay our quarterly cash dividend of $0.08 per share of common stock.

        Our ability to comply with the ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants may prevent us from incurring additional indebtedness to expand our operations and execute our business strategy. In addition, a breach of any of these covenants, ratios or tests could result in a default under the agreements governing our indebtedness.

Our floating rate debt financing exposes us to interest rate risk.

        As of April 30, 2005, we had $175.0 million of floating rate debt outstanding, which was subsequently repaid. As of July 22, 2005, we had $110.0 million outstanding under our $250 Million Credit Facility. We may borrow additional amounts under our $250 Million Credit Facility and borrowings may bear interest at rates that vary with prevailing market interest rates. Accordingly, a rise in market interest rates will adversely affect our financial results. We expect to draw most heavily on this credit facility from May through February of each year and then repay a significant portion of the borrowings by the end of each tax season. Therefore, a significant rise in interest rates during our off-season will have a disproportionate impact on our profitability.

Because the tax season is relatively short and straddles two quarters, our quarterly results may not be indicative of our performance, which may increase the volatility of the trading price of our common stock.

        We experience quarterly variations in revenues and operating income as a result of many factors, including the highly seasonal nature of the tax return preparation business, the timing of off-season activities and the hiring of personnel. Due to the foregoing factors, our quarter-to-quarter results vary significantly. In addition, because our peak period straddles the third and fourth quarters and a variety of factors may result in a delay or acceleration in the number of tax returns processed in January, year-to-year quarterly comparisons are not as meaningful as year-to-year tax season comparisons. To the extent our quarterly results vary significantly from year to year, our stock price may be subject to significant volatility.

Although we intend to pay dividends in the future, our financial condition, debt covenants or Delaware law may prohibit us from doing so.

        On July 15, 2005 we paid a quarterly cash dividend of $0.08 per share of common stock totaling $3.0 million. In addition, in 2005 we paid quarterly dividends totaling $7.9 million. However, the payment of dividends, in the future, will be at the discretion of our board of directors and will depend, among other things, on our earnings, capital requirements and financial condition. Our ability to pay dividends will be subject to compliance with customary financial covenants that are contained in the $250 Million Credit Facility. Dividends may also be limited or prohibited by any future borrowings or issuances of preferred stock. In addition, applicable law requires that our board of directors determine that we have adequate surplus prior to the declaration of dividends. We cannot assure you that we will pay dividends at the levels currently anticipated or at all.

There may be a limited public market for our common stock, and our stock price may experience volatility.

        There can be no assurance that an active trading market for our common stock will be sustained in the future. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of particular companies. Changes in earnings estimates by analysts and economic and other external factors may have a significant impact on the market price of our common stock. Fluctuations or decreases in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock and our ability to raise capital through future equity financing.

Provisions in our charter documents and Delaware law may delay or prevent our acquisition by a third party.

        Our certificate of incorporation, by-laws and our rights plan contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, a classified board of directors, the elimination of stockholder action by written consent, advance notice for raising business or making nominations at meetings and "blank check" preferred stock. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, as our board of directors may determine, including rights to dividends and proceeds in a liquidation that are senior to the common stock.

        These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock. We are also subject to certain provisions of Delaware law which could delay, deter or prevent us from entering into an acquisition, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.

Our stockholder rights plan could prevent you from receiving a premium over the market price for your shares of common stock from a potential acquirer.

        Our stockholder rights plan entitles our stockholders to acquire shares of our common stock at a price equal to 50% of the then current market value in limited circumstances when a third party acquires 15% or more of our outstanding common stock or announces its intent to commence a tender offer for at least 15% of our common stock, in each case, in a transaction that our board of directors does not approve. Because, under these limited circumstances, all of our stockholders would become entitled to affect discounted purchases of our common stock, other than the person or group that caused the rights to become exercisable, the existence of these rights would significantly increase the cost of acquiring control of our company without the support of our board of directors. The existence of the rights plan could therefore deter potential acquirers and thereby reduce the likelihood that you will receive a premium for your common stock in an acquisition.

Available Information

        We make available free of charge on or through our website, www.jacksonhewitt.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission. Also available on our website are certain of our corporate governance policies, including the charters for the Board of Directors' audit, compensation and corporate governance committees, and our Code of Conduct, Code of Ethics for Senior Executive and Financial Officers, Code of Business Conduct and Ethics for Directors, and corporate governance guidelines. A copy of any of these materials will be provided to any person, free of charge, upon written request to our Corporate Secretary at Jackson Hewitt Tax Service Inc., 7 Sylvan Way, Parsippany, New Jersey 07054.

ITEM 2.    PROPERTIES.

        All of our company-owned offices are leased. We are currently a party to a sublease agreement with Cendant for 38,886 square feet for our corporate headquarter space in Parsippany, New Jersey which expires in September of 2005 and a sublease assignment and assumption agreement for our 27,000 square foot technology facility in Sarasota, Florida. On May 1, 2005, we entered into a Lease Agreement with Dun & Bradstreet, Inc. for the rental of approximately 45,000 square feet of office space in a building located at 3 Sylvan Way in Parsippany, New Jersey. We plan to relocate our current corporate headquarters to this office space in September of 2005.

ITEM 3.    LEGAL PROCEEDINGS.

        On August 27, 2002, a plaintiff group comprising of 154 franchisees filed an action against SBB&T and us in the Superior Court of New Jersey, Morris County. The suit alleged, among other things, that we breached an agreement with the plaintiffs by not paying them a portion of surpluses in RAL loss reserves. The plaintiffs sought a declaratory judgment, an accounting, payment of an incentive rebate, unspecified compensatory and punitive damages, treble damages and attorneys' fees. By an order dated December 6, 2002, the court dismissed the conversion and fraud counts of the complaint with prejudice. The plaintiffs filed an amended complaint on March 17, 2003. The parties submitted the matter to mediation in July 2003, which resulted in a settlement in which we agreed, among other things, to make a $2.0 million cash payment, spend an additional $2.0 million on regional advertising from 2004 through 2006, pay additional rebates to franchisees of up to $3.00 per RAL processed during the 2004 through 2006 tax seasons, subject to performance criteria, and implement a temporary royalty fee reduction program for certain new franchise offices. On December 19, 2003, the court issued a ruling enforcing the settlement and dismissed the action with prejudice. As of April 30, 2005, 152 plaintiffs in the action have executed the settlement agreement. One plaintiff has appealed the enforcement order of December 19, 2003. On May 17, 2005, the Superior Court of New Jersey Appellate Division reversed the trial court's December 19, 2003 ruling as to the one who appealed, and remanded for further proceedings. We have filed a petition for certification with the New Jersey Supreme Court, which has not ruled on the petition.

        On or about April 4, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against SBB&T and us, subsequently adding Cendant, in the Superior Court of California (Santa Barbara) in connection with the provision of RALs, seeking declaratory relief as to the lawfulness of the practice of cross-lender debt collection, the validity of SBB&T's cross-lender debt collection provision and whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent. We were joined in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T. We filed a demurrer and subsequently answered the amended complaint, denying any liability. The Court has granted a motion to dismiss SBB&T and other banks who are third-party defendants on the ground that the claims are preempted by federal law. Plaintiffs have appealed that decision. The Court, sitting in Santa Barbara, has stayed all other proceedings, pending appeal. We believe we have meritorious defenses to the claims and are defending against them vigorously. Ms. Hood has also filed a separate suit against us and Cendant on December 18, 2003 in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. The allegations relate to the same set of facts as the California action. We filed a motion to stay or dismiss, which was denied, and subsequently answered the Complaint, denying any liability. The case is in its discovery and pretrial stage. We believe we have meritorious defenses to the claims and are defending against the case vigorously.

        On June 18, 2004, Myron Benton brought a purported class action against SBB&T and us in the Supreme Court of the State of New York (County of New York) in connection with disclosures made in connection with the provision of RALs, alleging that the disclosures and related practices are fraudulent and otherwise unlawful, and seeking equitable and monetary relief. We filed a motion to dismiss that complaint. In response, Benton withdrew his original complaint and filed an amended complaint on January 3, 2005. We filed a motion to dismiss the amended complaint, which is currently pending. While this matter is at a preliminary stage, we believe we have meritorious defenses to the claims and we intend to defend them vigorously.

        We are from time to time subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005. Information regarding executive officers is contained in Item 10 of this report.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

        The principal market in the United States for our common stock is the New York Stock Exchange ("NYSE"). The only class of our securities that is traded is our common stock. Our common stock has traded on the NYSE since June 22, 2004, under the symbol JTX. The following table sets forth the quarterly high and low closing sales prices of the common stock for the period indicated as reported by the NYSE. These prices do not include retail mark-ups, markdowns, or commissions.

Fiscal 2005		High Close	Low Close
First Quarter:	June 22–July 31, 2004	$17.99	$16.55
Second Quarter:	August 1–October 31, 2004	21.13	17.36
Third Quarter:	November 1, 2004–January 31, 2005	25.48	20.82
Fourth Quarter:	February 1–April 30, 2005	22.72	18.39

Approximate Number of Equity Security Holders

        As of April 30, 2005, there were approximately 21 record holders of our common stock.

Dividends

        On July 15, 2005 we paid a quarterly cash dividend of $0.08 per share of common stock totaling $3.0 million. In addition, in fiscal 2005 we paid three quarterly dividends of $0.07 per share of common stock totaling $7.9 million. We intend to continue the payment of quarterly cash dividends to holders of common stock in the foreseeable future.

        Upon completion of our IPO in June 2004, we declared a special dividend to Cendant in the amount of $306.9 million (the "Special Dividend"). The $175.0 million cash portion of this Special Dividend was funded entirely from the net proceeds of five-year floating rate senior unsecured notes (the "Notes"). The remaining $131.9 million represents the distribution of a receivable from Cendant. We recorded the Special Dividend as a reduction to retained earnings of $175.3 million and a reduction to additional paid-in capital of $131.6 million. The amount by which retained earnings was reduced represents the accumulation of all earnings by us up to our IPO date at which time we began operating as a separate public company.

Equity Compensation Plan Information

        The information contained in our proxy statement for our 2005 Annual Meeting of Stockholders ("Proxy Statement") under the section titled "Executive Compensation and Other Information—Equity Compensation Plan Information," is incorporated herein by reference in response to this item. All of our equity compensation plans have been approved by our stockholders.

Issuer Purchases of Equity Securities: None.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following table sets forth our selected historical consolidated financial data as of and for each of the years in the five-year period ended April 30, 2005. You should read this information in conjunction with the information under "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1—Business" and our historical consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K. Our historical consolidated statement of operations data and consolidated balance sheet data as of and for each of the years in the five-year period ended April 30, 2005 has been derived from our audited consolidated financial statements. Our historical consolidated financial statements as of April 30, 2005 and 2004 and for each of the years in the three-year period ended April 30, 2005 and Deloitte & Touche LLP's report on these historical consolidated financial statements have been included elsewhere in this Form 10-K.

        Our results of operations for the period from May 1, 2004 through the IPO date and our results of operations and cash flows for the fiscal years ended April 30, 2004, 2003, 2002 and 2001, respectively, reflect the historical results of operations and cash flows of the business divested by Cendant in our IPO. As a result, the accompanying Consolidated Financial Statements may not necessarily reflect our results of operations and cash flows in the future or what our results of operations and cash flows would have been had we been a stand-alone public company during these periods.

        Certain amounts in our prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

	Fiscal Years Ended April 30,
	2005	2004	2003	2002(8)	2001
Consolidated Statements of Operations Data
(Dollars in thousands, except per share amounts)
Total revenues	$232,487	$205,615	$171,547	$156,991	$75,505

Selling, general and administrative(1), (2) & (3)	30,397	30,500	14,997	17,882	13,955

Depreciation and amortization(4)	11,398	11,911	11,523	12,824	13,990

Interest expense(5)	(6,700)	(373)	(36)	(38)	—

Net income	49,951	42,960	41,133	42,523	10,950

Earnings per share:
Basic	$1.33	$1.15	$1.10	$1.13	$0.29

Diluted	$1.32	$1.15	$1.10	$1.13	$0.29

	As of April 30,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data (in thousands):
Total assets	$675,089	$725,942	$661,901	$617,799	$574,838

Long-term obligations(6) & (7)	$175,000	$—	$—	$—	$—

Stockholders' equity(6)	$396,237	$655,096	$612,136	$571,003	$528,479

	Fiscal Years Ended April 30,
	2005	2004	2003	2002	2001
Other Consolidated Data:
Cash dividends declared per share:
Basic	$0.21	$—	$—	$—	$—

Diluted	$0.21	$—	$—	$—	$—

(1)
In fiscal 2004, we incurred a litigation settlement charge of $10.4 million in connection with an action filed by 154 of our franchisees against us and SBB&T alleging, among other things, that we breached an agreement with them by not paying them a portion of other financial product revenues.

(2)
In fiscal 2005, we incurred a stock-based compensation charge of $4.5 million related to the issuance to employees of vested stock options and common stock in exchange for Cendant stock options and unvested RSUs that were held by such employees prior to our IPO.

(3)
In fiscal 2005, we incurred $4.9 million in costs related to being an independent public company, such as additional insurance costs and stock-based compensation.

(4)
On January 1, 2002, we adopted the non-amortization provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Accordingly, our results of operations before January 1, 2002 reflect the amortization of goodwill and indefinite-lived intangible assets, while our results of operations on and after January 1, 2002 do not reflect this amortization. Amortization of goodwill and indefinite-lived intangible assets amounted to $7.8 million and $11.6 million in 2002 and 2001, respectively.

(5)
Interest expense increased in fiscal 2005 primarily as a result of the Notes issuance in June 2004 of $175.0 million in connection with our IPO.

(6)
In connection with our IPO in June 2004, we paid a special dividend to Cendant of $306.9 million. The $175.0 million cash portion of the dividend was funded entirely from the net proceeds of Notes issuance and the remaining $131.9 million represents the cancellation of a receivable due from Cendant.

(7)
In June 2005, we repaid in full the $175.0 million that was outstanding as of April 30, 2005 and established a $250.0 million five-year unsecured credit facility. Borrowings outstanding under the $250 Million Credit Facility as of July 22, 2005 were $110.0 million.

(8)
On January 18, 2002 we acquired all of the outstanding common stock of TSA for $3.6 million in cash. The results of operations of TSA have been included in the Consolidated Statements of Operations since the date of acquisition.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion may be understood more fully by reference to the consolidated financial statements and notes to the consolidated financial statements included elsewhere in this Form 10-K.

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

        Revenues that we earn consist of the following components:

        Franchise operations revenues:

    •
    Royalty revenues: We earn royalty revenues from our franchisees. Our franchise agreements require franchisees to pay us a royalty fee of 15% of their revenues (12% for most franchises that joined our system before 2000). In fiscal 2005, our average royalty rate was 13.0%. Franchisees earn revenues primarily from the preparation of tax returns and from fees charged in conjunction with the facilitation of financial products. We recognize royalty revenues upon the completion and filing of tax returns by our franchisees.

    •
    Marketing and advertising revenues: In addition to royalty revenues, franchisees pay us a marketing and advertising fee equal to 6% of their revenues. We recognize marketing and advertising revenues upon the completion and filing of tax returns by our franchisees.

    •
    Financial product fees: We earn fixed fees from the financial institutions that provide our financial products for the facilitation of the sale of tax refund-based financial products to customers throughout our network, including RALs, ACRs and ADDs. The fixed fees that we earn from the financial institutions originate from a fee (typically $25.00) paid by the customer to the financial institution upon approval and funding of the respective financial products. We earn a portion of this fee depending upon the product facilitated, with the fees that we earn varying in amounts up to $14.55 per product. These financial products are offered pursuant to our contractual arrangements with financial institutions. We recognize revenues for the fixed fees we earn at the time financial products are approved by the financial institution. In addition, our network offers other products which include the Jackson Hewitt CashCard and our Gold Guarantee product. Revenues from our Gold Guarantee product are earned ratably over the product's 36-month life.

    •
    Other financial product revenues: Other financial product revenues represent a portion of the revenues we earn from the facilitation of RALs. SBB&T provided approximately 80% of the RALs facilitated by us in fiscal 2005, with the remainder provided by Household.

                          SBB&T in Fiscal 2005

              In fiscal 2005 we renegotiated our agreement with SBB&T which became effective with refund anticipation loans facilitated by our network beginning in January 2005. In lieu of earning revenues based upon the amount of finance fees and uncollected loans, the new agreement with SBB&T provides for the following:

      •
      A fee of $19.00 for each RAL facilitated by our network.

        If the amount of uncollected loans exceeds the net finance fees received by SBB&T, then we have agreed to reimburse SBB&T in an amount equal to 50% of such difference.

      •
      The greater of an additional fee of $2.00 for each RAL facilitated by our network in 2005 or a portion of RALs collected in 2005 that were originated prior to 2005.

              Beginning in 2006, this additional fee of $2.00 will be subject to a threshold by which net finance fees received by SBB&T must exceed uncollected loans by an amount ranging from 0.5% to 0.6% of the aggregate principal amount of RALs facilitated by our network. Revenues will be recognized when, and if, this threshold is exceeded.

      •
      A variable fee equal to 50% of the amount by which the net finance fees received by SBB&T exceeds uncollected loans by a threshold amount of at least 1.0% of the aggregate principal amount of RALs facilitated by our network. No such revenues were recognized in fiscal 2005. Revenues will be recognized in fiscal 2006 when, and if, this threshold is exceeded.

              We will continue to receive a portion of the collections with respect to RALs facilitated by SBB&T in prior years, although we expect such amounts from prior year loans facilitated by SBB&T to diminish.

                          SBB&T in Fiscal 2004 and 2003 and Household in 2005, 2004 and 2003

              Other financial product revenues represent revenues we earned equal to a portion (ranging from 59% to 100%) of the difference between finance fees paid by customers to the financial institutions and loan amounts that the financial institutions are unable to collect. These revenues were in addition to the fixed fees recorded in financial product fees earned from the facilitation of RALs. The finance fee was calculated as a percentage of the total loan amount (subject to a minimum and maximum fee). The finance fees were maintained by the financial institutions as a reserve against uncollected loans. Other financial product revenues were recognized only to the extent that the reserves maintained by the lending financial institutions exceeded the uncollected loans made by these financial institutions at the end of each reporting period.

    •
    Other revenues: Other revenues include ancillary fees we earn from franchisees, including a $2.00 fee per tax return prepared paid by franchisees for the processing of each electronically-transmitted tax return. We recognize revenues from processing fees at the time the tax returns are filed. Approximately 90% of all tax returns filed by our network are filed electronically. Other revenues also include revenues that we earn from the sale or transfer of our franchise territories. Revenues are recognized when all material services or conditions relating to the sale have been performed, generally upon completion of a mandatory training program for new franchisees.

        Company-owned office operations revenues:

    •
    Service revenues: Service revenues include only revenues earned at our company-owned offices and primarily consists of fees that we earn directly from our customers for the preparation of tax returns. These fees include base fees for the preparation of tax returns and fees for the facilitation of financial products earned by our company-owned offices. Fees varied in amounts up to $30.00 per product in fiscal 2005. We recognize service revenues upon the completion and filing of tax returns by our company-owned offices.

        Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

	Fiscal Year Ended April 30,
Consolidated Results of Operations:	2005	2004	2003
	(In thousands)
Revenues
Franchise operations revenues:
Royalty	$59,360	$51,646	$43,229
Marketing and advertising	27,416	24,213	20,671
Financial product fees	35,990	30,384	25,037
Other financial product revenues	33,934	30,255	23,110
Other	12,766	12,527	11,080
Service revenues from company-owned office operations	63,021	56,590	48,420

Total revenues	232,487	205,615	171,547

Expenses
Cost of franchise operations	27,426	21,921	18,971
Marketing and advertising	32,966	29,464	25,086
Cost of company-owned office operations	42,928	41,639	34,184
Selling, general and administrative	30,397	30,500	14,997
Depreciation and amortization	11,398	11,911	11,523

Total expenses	145,115	135,435	104,761

Income from operations	87,372	70,180	66,786
Other income/(expense):
Interest income	1,484	657	791
Interest expense	(6,700)	(373)	—

Income before income taxes	82,156	70,464	67,577
Provision for income taxes	32,205	27,504	26,444

Net income	$49,951	$42,960	$41,133

        The following table presents selected key operating statistics for our franchise and company-owned office operations.

	Fiscal Year Ended April 30,
Operating Statistics	2005	2004	2003
Offices (in thousands):
Franchise operations	4,871	4,330	3,776
Company-owned office operations	613	605	523

Total offices—system	5,484	4,935	4,299

Tax returns prepared (in thousands):
Franchise operations	2,917	2,735	2,461
Company-owned office operations	403	400	365

Total tax returns prepared—system	3,320	3,135	2,826

Average revenues per tax return prepared:
Franchise operations(1)	$156.61	$147.53	$139.67

Company-owned office operations(2)	$156.18	$141.48	$132.66

Average revenues per tax return prepared—system	$156.56	$146.76	$138.77

Financial products (in thousands)(3)	3,052	2,769	2,396

Average financial product fees per financial product(4)	$11.79	$10.97	$10.45

(1)
Calculated as total revenues earned by our franchisees, which does not represent revenues earned by Jackson Hewitt, divided by the number of tax returns prepared by our franchisees (see calculation below). We earn royalty and marketing and advertising revenues, which represent a percentage of the revenues received by our franchisees.

(2)
Calculated as tax preparation revenues and related fees earned by company-owned offices (as reflected in the Consolidated Statements of Operations) divided by the number of tax returns prepared by company-owned offices.

(3)
Consist of refund-based financial products and Gold Guarantee products.

(4)
Calculated as revenues earned from financial product fees (as reflected in the Consolidated Statements of Operations) divided by the number of financial products facilitated.

Calculation of average revenues per tax return prepared in Franchise Operations:

	Fiscal Year Ended April 30,
	2005	2004	2003
	(In thousands, except per tax return prepared data)

Total revenues earned by our franchisees (A)	$456,820	$403,505	$343,733

Average royalty rate (B)	12.99%	12.80%	12.59%
Marketing and advertising rate (C)	6.00%	6.00%	6.00%

Combined royalty and marketing and advertising rate (B plus C)	18.99%	18.80%	18.59%

Royalty revenues (A times B)	$59,360	$51,646	$43,229
Marketing and advertising revenues (A times C)	27,416	24,213	20,671

Total royalty and marketing and advertising revenues	$86,776	$75,859	$63,900

Number of tax returns prepared by our franchisees (D)	2,917	2,735	2,461

Average revenues per tax return prepared by our franchisees (A divided by D)	$156.61	$147.53	$139.67

Amounts may not recalculate precisely due to rounding differences.

Fiscal Year Ended April 30, 2005 as Compared to the Fiscal Year Ended April 30, 2004

Total Revenues

        Total revenues increased $26.9 million, or 13%, primarily due to the increase of 6% in the number of tax returns prepared in our network as well as due to the increase of 7% in the average revenues per tax return prepared in our network. The number of tax returns prepared increased primarily due to the expansion of our network as the average number of offices per territory increased to 1.9 as of April 30, 2005 from 1.8 as of April 30, 2004. Average revenues per tax return prepared increased primarily as a result of annual price increases, increased financial product penetration and increased complexity of tax returns prepared.

        Same store sales growth of 2% in fiscal 2005 was lower than the past two fiscal years driven primarily by a delayed start to the tax season that led to lower new customer growth. The delay may have been caused by a delay in the receipt of Form W-2's as consumers filed their tax returns with the IRS later in the tax season. The shortened filing period led to longer than expected wait times at some of our locations, which given the demands of the early-season filer to file quickly, may have resulted in potential customers choosing other competitors. Prior year existing customers continued to choose our network at comparable rates with retention rates remaining just under 60%.

        The impact caused by the delay in the early season resulted in a lower average number of tax returns prepared by age of office. To address this type of issue in the future, we are evaluating the growth opportunity within existing and new territories given such dynamic. We are working with franchisees and our company-owned office operations to better identify opportunities for investment to further expand the business and to improve the level of brand awareness. Furthermore, we have invested in additional tools and resources to improve the site selection process.

        Please see Franchise Results of Operations and Company-Owned Office Results of Operations for the highlights regarding the respective revenues recognized by each segment.

Total Expenses

        Total expenses increased $9.7 million, or 7%. The more notable highlights with respect to expenses incurred were as follows:

        Cost of franchise operations:    Cost of franchise operations increased $5.5 million, or 25%, primarily due to the increase in the number of Gold Guarantee products sold in the tax season in our fiscal 2004. Gold Guarantee product costs are amortized ratably in conjunction with the associated revenues over the product's 36-month life. Also contributing to the increase was a reduction in bad debt reserves of $2.0 million in fiscal 2004 as a result of improved collection performance.

        Marketing and advertising:    Marketing and advertising expenses increased $3.5 million, or 12%, in conjunction with our growth, as they are closely tied to the marketing and advertising revenues earned from franchisees.

        Cost of company-owned office operations:    Costs of company-owned office operations increased $1.3 million, or 3%, primarily due to increased facilities costs. Despite this increase, cost of company-owned office operations as a percentage of service revenues from company-owned office operations actually decreased due to the successful implementation in fiscal 2005 of strategic initiatives to increase profitability, such as closure of underperforming offices and improved management of expenses.

        Selling, general and administrative:    Selling, general and administrative decreased slightly. Included in fiscal 2005 was a stock-based compensation charge of $4.5 million related to the issuance to employees of 903,935 vested stock options and 100,880 shares of common stock in exchange for Cendant stock options and unvested restricted stock units that were held by such employees prior to our IPO. Also included in fiscal 2005 were expenses of $4.9 million related to being an independent public company, such as additional insurance costs and stock-based compensation, and a recovery of $0.6 million in connection with a $10.4 million litigation settlement charge in fiscal 2004 in connection with an action filed by 154 of our franchisees.

Other expenses

        Interest expense:    Interest expense increased $6.3 million primarily as a result of the $175.0 million floating rate senior unsecured Notes issuance in June 2004 to fund the special dividend to Cendant in connection with our IPO.

Fiscal Year Ended April 30, 2004 as Compared to the Fiscal Year Ended April 30, 2003

Total Revenues

        Total revenues increased $34.1 million, or 20%, primarily due to the increase of 11%, in the number of tax returns prepared in our network as well as due to the increase of 6% in the average revenues per tax return prepared in our network. The number of tax returns prepared increased primarily due to the expansion of our network as the average number of offices per territory increased to 1.8 as of April 30, 2004 from 1.7 as of April 30, 2003. Average revenues per tax return prepared increased primarily as a result of annual price increases. Please see Franchise Results of Operations and Company-Owned Office Results of Operations for the highlights regarding the respective revenues recognized by each segment.

Total Expenses

        Total expenses increased $30.7 million, or 29%. The more notable highlights with respect to expenses incurred were as follows:

        Cost of franchise operations:    Cost of franchise operations increased $3.0 million, or 16%, primarily due to the increase in the number of Gold Guarantee products sold in the tax season in our fiscal 2003. In addition we incurred higher personnel costs to support our growing base of franchise offices. These increases were partially offset by a reduction in bad debt reserves of $2.0 million in fiscal 2004 as a result of improved collection performance.

        Marketing and advertising:    Marketing and advertising expenses increased $4.4 million, or 17%, in conjunction with our growth, as they are closely tied to the marketing and advertising revenues earned from franchisees.

        Cost of company-owned office operations:    Cost of company-owned office operations increased $7.4 million, or 22%, as we experienced higher costs due to the growth in the number of offices.

        Selling, general and administrative:    Selling, general and administrative increased $15.5 million, or 103%. Included in selling, general and administrative in fiscal 2004 was a $10.4 million litigation settlement charge. In addition, we saw increases in training and support infrastructure expenses.

Segment Results and Corporate and Other

Franchise Operations

        At the core of our business strategy is the growth and development of our franchise system. We derive a significant portion of our revenues during our third and fourth fiscal quarters from royalty and marketing and advertising fees. Tax returns prepared by our franchise system represented 88% of the total tax returns prepared by our network in fiscal 2005.

	Fiscal Year Ended April 30,
	2005	2004	2003
	(In thousands)
Results of Operations:
Revenues:
Royalty	$59,360	$51,646	$43,229
Marketing and advertising	27,416	24,213	20,671
Financial product fees	35,990	30,384	25,037
Other financial product revenues	33,934	30,255	23,110
Other	12,766	12,527	11,080

Total revenues	169,466	149,025	123,127

Expenses:
Cost of franchise operations	27,426	21,921	18,971
Marketing and advertising	27,416	24,212	20,631
Selling, general and administrative	4,130	3,597	3,365
Depreciation and amortization	7,645	7,608	7,274

Total expenses	66,617	57,338	50,241

Income from operations	102,849	91,687	72,886
Other income/(expense):
Interest income	1,029	657	791

Income before income taxes	$103,878	$92,344	$73,677

Fiscal Year Ended April 30, 2005 as Compared to the Fiscal Year Ended April 30, 2004

Total Revenues

        Total revenues increased $20.4 million, or 14%, primarily due to the increase of 7% in the number of tax returns prepared as well as due to the increase of 6% in the average revenues per tax return prepared. The number of tax returns prepared increased primarily due to the increase of 541, or 12%, in the number of franchised offices. Average revenues per tax return prepared increased primarily as a result of annual price increases, increased financial product penetration and increased complexity of tax returns prepared. The more notable highlights with respect to the revenues recognized by our franchise operations segment were as follows:

        Royalty and marketing and advertising:    Royalty revenues increased $7.7 million, or 15%, and marketing and advertising revenues increased $3.2 million, or 13%, both primarily due to the increase in the total revenues earned by our franchisees. In addition, in fiscal 2005 we benefited from a slight increase in the average royalty rate we earn from our franchise segment, which was 13.0% as compared to 12.8% in fiscal 2004 as the network included more territories at the 15% royalty fee rate.

        Financial product fees:    Financial product fees increased $5.6 million, or 18%. The number of refund-based financial products facilitated increased 8% to 2.4 million, primarily due to the increase in the number of tax returns prepared and an increase in the financial product attachment rate. Included in refund-based financial products are RALs, which increased 7% to 1.2 million. We earned financial product fees in connection with the facilitation of RALs of $17.0 million in fiscal 2005 as compared to $15.9 million in fiscal 2004. Average financial product fees per financial product increased 7% primarily due to the increase in the number of Gold Guarantee products sold in the tax season in fiscal 2004 as compared to the previous tax season. Franchisees facilitated the sale of 2.6 million financial products in fiscal 2005 as compared with 2.4 million in fiscal 2004, for which we earned royalty and marketing and advertising revenues of $15.7 million in fiscal 2005 and $14.3 million in fiscal 2004.

        Other financial product revenues:    Other financial product revenues increased $3.7 million, or 12%. Other financial product revenues in connection with SBB&T increased $1.6 million, or 6%.

In fiscal 2005 we renegotiated our agreement with SBB&T which became effective with RALs facilitated beginning in January 2005. In lieu of earning revenues based upon the amount of finance fees and uncollected loans, the new agreement with SBB&T provided for the following other financial product revenues beginning in January 2005:

    •
    A fee of $19.00 for each RAL facilitated by our network in the fiscal 2005 tax season which amounted to $18.1 million in other financial product revenues;

    •
    An additional fee of $2.00 for each RAL facilitated by our network in the fiscal 2005 tax season which amounted to $1.9 million in other financial product revenues.

          In addition, we earned other financial product revenues in connection with SBB&T in fiscal 2005 of $10.8 million with respect to RALs facilitated in prior years.

          Other financial product revenues related to our agreement with Household increased $2.1 million due to the increase in RALs facilitated by the financial institution in fiscal 2005 as well due to the increase in collections with respect to RALs facilitated in prior years.

          Other revenues:    Other revenues increased $0.2 million, or 2%, primarily due to the higher revenues from franchisees ($2.00 per tax return) related to the increase in the number of electronically-transmitted tax returns processed. Offsetting this increase was the decrease in revenues related to new territories sold in fiscal 2005. We sold 219 new territories in fiscal 2005 as compared to 240 in fiscal 2004.

Total Expenses

        Total expenses increased $9.3 million, or 16%. The more notable highlights with respect to expenses incurred were as follows:

        Cost of operations:    Cost of operations increased $5.5 million, or 25%, primarily due to the increase in the number of Gold Guarantee products sold in the tax season in fiscal 2004 as compared to the prior tax season and increased labor costs to support our franchisees. Also contributing to the increase was a reduction in bad debt reserves of $2.0 million in fiscal 2004 as a result of improved collection performance.

        Marketing and advertising:    Marketing and advertising expenses increased $3.2 million, or 13%, as we increased our marketing in conjunction with our growth, as they are closely tied to the marketing and advertising revenues earned from franchisees. Franchise Operations recognized marketing and advertising expenses equal to 6% of total revenues earned by our franchisees.

Fiscal Year Ended April 30, 2004 as Compared to the Fiscal Year Ended April 30, 2003

Total Revenues

        Total revenues increased $25.9 million, or 21%, primarily due to the increase of 11% in the number of tax returns prepared as well as due to the increase of 6% in the average revenues per tax return prepared. The number of tax returns prepared increased primarily due to the increase of 554, or 15%, in the number of franchised offices that were open. Average revenues per tax return prepared increased primarily as a result of annual price increases. The more notable highlights with respect to revenues recognized by our franchise operations segment were as follows:

        Royalty and marketing and advertising:    Royalty revenues increased $8.4 million, or 19%, and marketing and advertising revenues increased $3.5 million, or 17%, both primarily due to the increase in the total revenues earned by our franchisees. In addition, in fiscal 2004 we benefited from a slight increase in the average royalty rate we earn from our franchise segment, which was 12.8% as compared to 12.6% as the network included more territories at the 15% royalty fee rate.

        Financial product fees:    Financial product fees increased $5.3 million, or 21%. The number of refund-based financial products facilitated, including RALs, increased primarily due to the increase in the number of tax returns prepared and an increase in the financial product attachment rates Our network facilitated 1.1 million RALs in fiscal 2004 as compared to 1.0 million in the prior year. We earned financial product fees in connection with the facilitation of RALs of $15.9 million in fiscal 2004 as compared to $14.1 million in fiscal 2003. Average financial product fees per financial product increased 5% primarily due to the increase in the number of Gold Guarantee products sold in the tax season in fiscal 2003 as compared to the previous tax season. Franchisees facilitated the sale of 2.4 million financial products in fiscal 2004 as compared with 2.1 million in fiscal 2003, for which we earned royalty and marketing and advertising revenues of $14.3 million in fiscal 2004 and $11.6 million in fiscal 2003.

        Other financial product revenues:    Other financial product revenues increased $7.1 million, or 31%. The increase in other financial product revenues was due to the increase in RALs facilitated in fiscal 2004 as well as due to the increase in collections in fiscal 2004 with respect to RALs facilitated in prior years by the financial institutions.

        Other revenues:    Other revenues increased $1.4 million, or 13%, primarily due to higher revenues from franchisees ($2.00 per tax return) related to the increase in the number of electronically-transmitted tax returns processed. Offsetting this increase was the decrease in revenues related to new territories sold in fiscal 2004. We sold 240 new territories in fiscal 2004 as compared to 251 in fiscal 2003.

Total Expenses

        Total expenses increased by $7.1 million, or 14%. The more notable highlights with respect to expenses incurred were as follows:

        Cost of operations:    Cost of operations increased $3.0 million, or 16%, primarily due to costs related to increased personnel to support franchisees and expense attributable to growth in the Gold Guarantee program. These increases were partially offset by a reduction in bad debt reserves of $2.0 million in fiscal 2004 as a result of improved collection performance.

        Marketing and advertising:    Marketing and advertising expenses increased $3.6 million, or 17%, in conjunction with our growth, as they are closely tied to the marketing and advertising revenues earned from franchisees.

Company-Owned Office Operations

        Complementing our franchise system are our company-owned offices. Tax returns prepared by our company-owned offices represented 12% of the total tax returns filed within our network in fiscal 2005.

	Fiscal Year Ended April 30,
	2005	2004	2003
	(In thousands)
Results of Operations:
Revenues
Service revenues from operations	$63,021	$56,590	$48,420

Expenses
Cost of operations	42,928	41,639	34,184
Marketing and advertising	5,550	5,252	4,455
Selling, general and administrative	3,554	3,075	2,435
Depreciation and amortization	3,753	4,303	4,249

Total expenses	55,785	54,269	45,323

Income from operations	7,236	2,321	3,097
Other income/(expense):
Interest income	25	—	—

Income before income taxes	$7,261	$2,321	$3,097

Fiscal Year Ended April 30, 2005 as Compared to the Fiscal Year Ended April 30, 2004

Revenues

        Service revenues from operations increased $6.4 million, or 11%. The number of tax returns prepared increased slightly and average revenues per tax return prepared increased 10%. Average revenues per tax return prepared increased primarily as a result of increases in pricing, increased financial product penetration and increased complexity of tax returns prepared. Company-owned offices facilitated the sale of 413,000 financial products in fiscal 2005 as compared with 374,000 in fiscal 2004, for which we earned $10.2 million in fiscal 2005 and $12.2 million in fiscal 2004. This decline was due to a reduction or elimination of fees in certain markets, which we expect to continue in fiscal 2006, though we do not expect it to have a material impact on average revenue per return or on our service revenues from operations.

Total Expenses

        Total expenses increased $1.5 million in fiscal 2005. The more notable highlights with respect to expenses incurred were as follows:

        Cost of operations:    Cost of operations increased $1.3 million, or 3%, primarily due to increased facilities costs. Despite this increase, cost of operations as a percentage of service revenues from operations actually decreased due to the successful implementation in fiscal 2005 of strategic initiatives to increase profitability, such as closure of underperforming offices and improved management of expenses.

        Depreciation and amortization:    Depreciation and amortization decreased $0.6 million primarily due to certain property and equipment becoming fully depreciated in fiscal 2005.

        Marketing and advertising:    Marketing and advertising increased $0.3 million, or 6%, and was closely tied to the expansion of offices and growth in the number of tax returns prepared. Company-Owned Office Operations recognized marketing and advertising expenses equal to 6% of service revenues from operations, similar to that of Franchise Operations, which recognized marketing and advertising expenses equal to 6% of total revenues earned by franchisees. In addition, Company-Owned Office Operations also recognized regional and local marketing and advertising expenses.

Fiscal Year Ended April 30, 2004 as Compared to the Fiscal Year Ended April 30, 2003

Revenues

        Service revenues from operations increased $8.2 million, or 17%. The number of tax returns prepared increased 10% primarily due to the number of offices increasing by 82, or 16%, and average revenues per tax return prepared increased 7% primarily as a result of annual price increases. Company-owned offices facilitated the sale of 374,000 financial products in fiscal 2004 as compared with 311,000 in fiscal 2003, for which we earned service revenues of $12.2 million in fiscal 2004 and $10.0 million in fiscal 2003.

Total Expenses

        Total expenses increased $8.9 million, or 20%. The more notable highlights with respect to expenses incurred were as follows:

        Cost of operations:    Cost of operations increased $7.5 million, or 22%, as we increased the number of company-owned offices.

        Marketing and advertising:    Marketing and advertising increased $0.8 million, or 18%, and was closely tied to the expansion of offices and growth in the number of tax returns prepared. Marketing and advertising expenses include an allocation from Franchise Operations equal to 6% of service revenues from operations.

        Selling, general and administrative:    Selling, general and administrative increased $0.6 million primarily due to increased expenses in training and support infrastructure.

Corporate and Other

        Corporate and other expenses consist of unallocated overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as interest expense. Beginning in fiscal 2005, corporate and other expenses include incremental costs related to being an independent public company, including additional insurance costs and stock-based compensation.

	Fiscal Year Ended April 30,
	2005	2004	2003
	(in thousands)
Expenses(a)
General and administrative	$17,006	$13,418	$9,197
Stock-based compensation	1,844	—	—
Stock-based compensation charge related to our IPO	4,508	—	—
Litigation settlement charge/(recovery)	(645)	10,410	—

Total expenses	22,713	23,828	9,197
Other income/(expense):
Interest income	430	—	—
Interest expense	(6,700)	(373)	—

Loss before income taxes	$(28,983)	$(24,201)	$(9,197)

(a)
Included in selling, general and administrative in the Consolidated Statements of Operations.

Fiscal Year Ended April 30, 2005 as Compared to the Fiscal Year Ended April 30, 2004

        Corporate and other total expenses, excluding interest income and expense, decreased $1.1 million primarily due to the following:

  •
  We incurred a $4.5 million stock-based compensation charge related to our IPO;

  •
  We incurred independent public company costs of $4.9 million in fiscal 2005, such as additional insurance costs and stock-based compensation;

  •
  We incurred a $10.4 million litigation settlement charge in fiscal 2004. In fiscal 2005, we recognized a $0.6 million recovery in the related litigation settlement liability to reflect updated information based on historical experience;

        Interest expense increased as a result of the $175.0 million Notes issuance in June 2004.

Fiscal Year Ended April 30, 2004 as Compared to the Fiscal Year Ended April 30, 2003

        Corporate and other total expenses increased $14.6 million primarily due to $10.4 million litigation settlement charge incurred in fiscal 2004 and an increase in general and administrative expenses due to increased headcount.

Seasonality of Operations

        Given the seasonal nature of the tax preparation business, we have generated and expect to continue to generate substantially all our revenues during the tax season period from January through April of each year, which overlaps our third and fourth fiscal quarters. During fiscal 2005, we generated approximately 91% of our revenues during this period. We generally operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.

Refund Anticipation Loan Risk-Sharing

        Our network facilitates the sale of RALs pursuant to agreements with SBB&T and Household. In fiscal 2005, approximately 80% of RALs facilitated by our network were sold pursuant to our contractual relationship with SBB&T. Under our existing agreements with Household and with respect to RALs facilitated by SBB&T in prior years (please refer to Overview section of Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for additional detail), we share the risks of non-collection on RALs. If actual loan losses exceed anticipated loan losses, we are obligated to reimburse these financial institutions for a majority of the deficit. Conversely, if actual loan losses are less than anticipated, we receive a majority of the surplus. We have experienced considerable variability in the amount of revenues we earned under these agreements. We will continue to receive a portion of the collections with respect to RALs facilitated by SBB&T in prior years as well as RALs facilitated by Household although we expect such amounts from prior year loans facilitated by SBB&T to diminish.

        As discussed in greater detail in the Overview section of Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, under the renegotiated agreement with SBB&T, if the amount of uncollected loans exceeds the net finance fees received by SBB&T, we have agreed to reimburse SBB&T in an amount equal to 50% of such difference. However, based upon our historical experience, we do not currently expect that this potential reimbursement obligation will have a material impact on our business.

Separation from Cendant and Related Party Transactions

        Upon completion of our IPO, we entered into a transitional agreement with Cendant to provide for an orderly transition to being an independent company and to govern the continuing arrangements between us and Cendant. We also entered into a sublease agreement for our corporate headquarters in Parsippany, New Jersey which expires in September 2005 and a sublease assignment and assumption agreement for our technology facility in Sarasota, Florida. We pay rent directly to the landlord of the Sarasota, Florida facility under Cendant's lease, which expires in May 2006. Our rent and related costs under these agreements were $1.9 million, $1.5 million and $1.0 million in fiscals 2005, 2004 and 2003, respectively. Under the transitional agreement, Cendant agreed to provide us with various services, including services relating to facilities, human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, tax support, event marketing, revenue audit services, public and regulatory affairs, telecommunications services, information technology services and call support services. The transitional agreement also contains agreements relating to indemnification, tax sharing and tax indemnification, access to information and non-solicitation of employees.

        In fiscal 2005, we incurred an aggregate of $2.5 million of expenses related to such transitional and other related agreements with Cendant.

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

        On May 1, 2005 we signed a new lease with a new lessor for office space located in Parsippany, New Jersey. We plan to relocate our current corporate headquarters to this office space in the second quarter of fiscal 2006. In addition, we expect to incur approximately $2.0 million in capital costs in order to build out our new office space.

        We completed most transition agreements with Cendant during fiscal 2005 and are now predominantly operational on our own financial systems and infrastructure. We have completed the implementation of our own back office systems including human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable and tax support. Remaining relationships, for which we rely on Cendant and which we are continuing to evaluate, include the following:

  Information Technology Services

        Since our IPO, Cendant has provided us with information technology support and services at their data center in Denver, Colorado through a contract with a third party, which was expected to continue under the transitional agreement until June 2006. On June 30, 2005, we entered into a five-year arrangement with another service provider at a cost of $0.7 million annually and notified Cendant of our intention to terminate these services as of September 30, 2005. As a result, we are required to pay Cendant an estimated early-termination penalty of $0.1 million representing the unamortized lease costs of computer hardware specific to our mainframe environment and unpaid actual costs incurred by Cendant with respect to these services. Cendant had allocated costs for these services to us under the transitional agreement based on usage and the level of support we received from this service provider. Our costs for these services were $0.8 million in fiscal 2005, $1.1 million in fiscal 2004 and $1.7 million in fiscal 2003.

  Telecommunications Services

        Since our IPO, Cendant has provided us with telecommunications services, including our local and long distance rate per minute charges, through arrangements it has with third-party providers and will continue doing so under the transitional agreement as an unaffiliated entity until June 30, 2007. Both

Cendant and we may terminate the provision of telecommunications services by Cendant, without penalty, upon 180 days written notice by the terminating party. We paid the third party providers directly for these services and our equipment use, and will continue to pay them in this manner under the transitional agreement. We have also paid, and will continue under the transitional agreement to pay for a period of up to three years, Cendant a management fee of approximately $8,000 per month for use of the Cendant telecommunications group's services. Our costs for telecommunications services, including the management fees, was $0.4 million in fiscal 2005, $0.5 million in fiscal 2004 (net of vendor credits totaling $0.1 million) and $0.6 million in fiscal 2003.

  Call Support Services

        Since our IPO, Cendant has provided us with customer service support through its Aberdeen, South Dakota call center and will continue to do so under the transitional agreement until December 31, 2005. We may terminate the provision of these services without penalty upon 60 days prior written notice to Cendant. Cendant may terminate providing these services to us, without penalty, after June 30, 2005 upon 120 days prior written notice to us. Prior to our IPO, Cendant allocated the costs for call support based on the number of calls serviced for us in the call center. Since our IPO, and under the transitional agreement, Cendant has allocated costs to us based on the number of minutes incurred for the calls serviced for us. Our costs for call support was $0.2 million in fiscal 2005 and $0.1 million in both fiscal 2004 and 2003.

  Event Marketing

        Since our IPO, Cendant has provided us with event marketing services, such as arranging our annual franchisee conventions and other franchisee events, and will continue doing so under the transitional agreement through December 31, 2005. Neither Cendant nor we have the ability to terminate these services prior to the expiration of the transitional agreement. Cendant has allocated the cost of these services to us based on the number of meetings and the number of attendees at meetings planned by Cendant for us and will continue to allocate costs to us in this manner under the transitional agreement. Our allocated share of the cost for these services was $0.1 million in each of fiscals 2005, 2004 and 2003.

  Revenue Audit Services

        Since our IPO, Cendant has provided us with revenue audit services by their internal auditors and will continue doing so under the transitional agreement through December 31, 2005. We may terminate the provision of these services without penalty upon 30 days prior written notice to Cendant. Cendant may terminate providing these services to us, without penalty, upon 120 days prior written notice to us. Cendant has allocated the cost of these services to us based on the number of audits performed on us and will continue to allocate costs to us in this manner under the transitional agreement. Our costs for these services were $0.1 million in each of fiscals 2005, 2004 and 2003.

Contractual Obligations

        The following table presents pro forma future contractual obligations due by period:

	2006	2007-2008	2009-2010	2011 and Thereafter	Total
	(in thousands)
Long-term debt obligations(1)	$—	$—	$175,000	$—	$175,000
Capital lease obligations	119	—	—	—	119
Operating lease obligations	8,973	9,179	3,208	3,403	24,763
Purchase obligations	836	—	—	—	836
Transitional agreement(2)	1,215	105	—	—	1,320

Total	$11,143	$9,284	$178,208	$3,403	$202,038

(1)
In June 2005, we repaid in full $175.0 million of Notes that were outstanding as of April 30, 2005 and established the $250 million Credit Facility. Borrowings outstanding under the $250 Million Credit Facility as of July 22, 2005 were $110.0 million.

(2)
Represents total estimated costs associated with the transitional agreement for those periods presented. The estimate is based on the pricing terms of the transitional agreement and historical volumes.

Liquidity and Capital Resources

Historical Sources and Uses of Cash from Operations

  Background

        Prior to our IPO, funds that we generated from our operations were regularly transferred to Cendant. In addition, Cendant funded expenses on our behalf. As an independent public company, we now maintain our cash and cash equivalents, fund our operations and enter into investing and financing activities independently.

        With respect to financing activities, Cendant historically received the benefit of our operating cash flow and funded our operations following the end of the tax season. Consequently, until the completion of our IPO in June 2004, our financing activities had consisted solely of the settlement of intercompany transactions with Cendant.

  Seasonality of Cash Flows

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

  Repayment of Long-Term Debt and the Establishment of a $250 Million Credit Facility

        On June 27, 2005, we repaid in full $175.0 million of five-year floating rate senior unsecured notes ("Notes") that were outstanding as of April 30, 2005. On June 25, 2004, in conjunction with our IPO, we had issued the $175.0 million in Notes through a private placement to fund the cash portion of the

Special Dividend paid to Cendant upon Cendant's divestiture of its entire ownership interest in us. To repay the Notes, we used cash provided by operating activities of $76.0 million and borrowed $99.0 million from our $100.0 million five-year revolving credit facility (the "$100 Million Credit Facility") that was established in June 2004. We incurred a non-cash charge of $2.7 million related to the write-off of deferred financing costs associated with the repayment of the Notes and termination of our $100 Million Credit Facility noted below.

        On June 29, 2005, we established a $250.0 million five-year unsecured credit facility (the "$250 Million Credit Facility") that made many of the covenants less restrictive than the covenants in our prior debt agreements and reduced the cost of debt. We repaid in full $99.0 million that was outstanding under our $100 Million Credit Facility with proceeds from our $250 Million Credit Facility and then terminated the $100 Million Credit Facility. Borrowings under the $250 Million Credit Facility are to be used to finance working capital needs, potential acquisitions and other general corporate purposes including repurchases of our common stock. The $250 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Eurodollar borrowings bear interest at the LIBOR, as defined in the $250 Million Credit Facility, plus a credit spread as defined in the $250 Million Credit Facility, currently 0.95% per annum. Base Rate borrowings bear interest primarily at the Prime Rate, as defined in the agreement. We may also use the $250 Million Credit Facility to issue letters of credit for general corporate purposes. The $250 Million Credit Facility carries an annual unused fee currently at 0.175% of the total commitment amount of $250.0 million, which is payable quarterly.

        The $250 Million Credit Facility agreement contains covenants, including the requirement that we maintain certain financial covenants, such as a maximum consolidated leverage ratio of 2.5 to 1.0 and a minimum consolidated interest coverage ratio of 4.0 to 1.0. The consolidated leverage ratio is the ratio of consolidated debt to consolidated EBITDA, each as defined in the $250 Million Credit Facility. The consolidated interest coverage ratio is the ratio of consolidated EBITDA to consolidated interest expense. The maximum leverage ratio and minimum interest coverage ratio remains fixed through the five-year term of the $250 Million Credit Facility.

        The $250 Million Credit Facility contains various customary restrictive covenants that limit our ability to, among other things, (i) incur additional indebtedness or guarantees, (ii) create liens or other encumbrances on our property, (iii) enter into a merger or similar transaction, (iv) sell or transfer our property except in the ordinary course of business, and (v) make dividend and other restricted payments.

        On May 26, 2005, we and a financial institution entered into a bridge credit agreement ("Bridge Agreement"), pursuant to which the financial institution agreed to establish a revolving line of credit in favor of us in the aggregate principal amount of up to $50.0 million to temporarily supplement our $100 Million Credit Facility after repaying the Notes. The interest payable on the unpaid principal amount of any amount borrowed under the Bridge Agreement was calculated at a rate equal to the LIBOR Market Index Rate plus 1.25% from the date of the loan until such principal amount was paid in full. The Bridge Agreement incorporated by reference certain terms and conditions set forth in the $100 Million Credit Facility. The Bridge Agreement was scheduled to terminate by no later than January 31, 2006, but was terminated upon the execution of the $250 Million Credit Facility on June 29, 2005. We did not borrow against the $50.0 million that temporarily supplemented our $100 Million Credit Facility.

        To the extent we complete any acquisitions, we may require additional debt or equity financing to meet our capital needs. Our liquidity position may be negatively affected by unfavorable conditions in the market in which we operate. In addition, our inability to generate sufficient profits during tax season may unfavorably impact our funding requirements.

        For a more detailed discussion of our Notes and our credit facilities, including a description of financial covenants which we were required to maintain under the Notes and $100 Million Credit Facility, please refer to Item 8—Note 12, "Long-Term Debt and Credit Facility" to our Consolidated Financial Statements included in this Annual Report on Form 10-K. As of April 30, 2005, we were in compliance with these covenants.

  Sources and Uses of Cash

        Operating activities:    In fiscal 2005 net cash provided by operating activities was $115.0 million. Described below are some of the more significant items that contributed to, or partially offset, our net cash provided by operating activities in fiscal 2005:

  •
  Collection of accounts receivable—Our transition to the new agreement with SBB&T resulted in the collection of cash in fiscal 2005 for financial products facilitated in fiscal 2005 as well as fiscal 2004 as compared with the prior agreement in which similar receivables were collected in the following fiscal year.

  •
  Payments related to litigation settlement—We made payments of $3.0 million related to the litigation settlement reserve that was established in fiscal 2004.

  •
  Interest payments—We made interest payments of $5.0 million relating to Notes and borrowings under our $100 Million Credit Facility, both of which were established in fiscal 2005.

  •
  Marketing and advertising payments—We made marketing and advertising payments of $31.0 million relating to increasing awareness of our brand to drive customer growth.

        Net cash provided by operating activities was $63.6 million in fiscal 2004. Described below are some of the more significant items that contributed to, or partially offset, our net cash provided by operating activities in fiscal 2004:

  •
  Accounts receivable—The increase in our accounts receivable balance was primarily related to higher revenues earned from RALs facilitated in the fiscal 2004 tax season which was subsequently collected in fiscal 2005.

  •
  Payments related to litigation settlement—We made payments of $2.0 million related to the litigation settlement reserve established during the same year.

  •
  Marketing and advertising payments—We made marketing and advertising payments of $30.0 million relating to us increasing awareness of our brand to drive customer growth.

        Net cash provided by operating activities was $64.4 million in fiscal 2003. Some of the more significant items that contributed to, or partially offset, our net cash provided by operating activities in fiscal 2003 included the decrease in our accounts receivable balance and marketing and advertising payments.

        Investing activities:    Net cash used in investing activities was $9.5 million in fiscal 2005. Our investing activities included the funding of development advances by which we provide funds to independent tax practices for the conversion of such operations to the Jackson Hewitt brand as franchisees and/or to provide funds to existing franchisees to assist in their business expansion through the acquisition of independent tax practices. We expect to continue to make such funding in the future. Capital expenditures were primarily related to upgrades on our information technology systems. Cash paid for acquisitions included $1.0 million related to acquisitions completed in fiscal 2005, $1.4 million related to settlement of accrued purchase price obligations and $0.2 million related to the resolution of post-acquisition contingencies by entities that achieved specified revenue levels in fiscal 2005.

        Net cash used in investing activities was $9.4 million in fiscal 2004. Our investing activities included capital expenditures, funding of development advances and the acquisitions of six independent tax practices and one franchise business.

        Net cash used in investing activities was $13.8 million in fiscal 2003. Our investing activities included capital expenditures, funding of development advances and the acquisitions of thirteen independent tax practices.

        Financing activities:    Net cash provided by financing activities was $2.4 million in fiscal 2005. In connection with our IPO, we issued $175.0 million of Notes and used the entire proceeds to fund the cash portion of the Special Dividend to Cendant. We borrowed and repaid $20.0 million under our $100 Million Credit Facility. We made dividend payments to shareholders of $7.9 million. We also paid fees of $3.3 million to issue the Notes as well as to establish the $100 Million Credit Facility. The decrease in due from Cendant includes the cash settlement of intercompany transactions with Cendant including our federal and state income tax obligations as we were included in the consolidated income tax returns of Cendant up until our IPO date.

        In addition to the cash portion of the Special Dividend paid to Cendant in fiscal 2005, we settled our remaining intercompany balance with Cendant, including our federal and state income tax obligations, through a non-cash distribution of amounts due from Cendant on the date of disposition of $131.9 million.

        Net cash used in financing activities was $50.3 million in fiscal 2004 which represents the cash settlement of intercompany transactions with Cendant.

        Net cash used in financing activities was $51.3 million in fiscal 2003 which represents the cash settlement of intercompany transactions with Cendant.

Future Cash Requirements and Sources of Cash

  Future Cash Requirements

        Our primary future cash requirements will be to fund operating activities, credit facility borrowings, development advances, capital expenditures, acquisitions, quarterly dividends and repurchases of our common stock. In fiscal 2006 our primary cash requirements are as follows:

  •
  Credit facility repayments—As of July 22, 2005 we had $110.0 million outstanding under our $250 Million Credit Facility. We anticipate generating operating cash flow in the fourth quarter of fiscal 2006 to partially repay outstanding borrowings under the $250 Million Credit Facility.

  •
  Debt service—In June 2005 we made a final interest payment of $2.1 million related to our $175.0 million Notes, which were repaid in full in June 2005.

  •
  Quarterly dividends—On July 15, 2005, we made a quarterly cash dividend payment of $0.08 per share to our common stockholders of record on June 28, 2005. The total dividend payment was $3.0 million. In addition, we intend to make quarterly cash dividend payments over the remainder of fiscal 2006.

  •
  Marketing and advertising expenses—Cash outlays for marketing and advertising expenses are seasonal in nature and typically increase in our third and fourth fiscal quarters consistent with the tax season. Marketing and advertising expenses include national, regional and local campaigns designed to increase brand awareness and attract both early-season and late-season tax filers. Cash collections from marketing and advertising royalties from our franchise operations segment largely fund our budget for these types of expenses. We intend to increase spending in fiscal 2006 as we continue to increase awareness of our brand to drive customer growth.

  •
  Costs to operate company-owned offices—Our company-owned offices complement our franchise system and are focused primarily on organic growth through the opening of new company-owned offices within existing territories as well as increasing office productivity. Costs to operate our company-owned offices begin to increase during the third fiscal quarter and peak during the fourth fiscal quarter primarily due to the labor costs related to the seasonal employees who provide tax-filing services to our customers.

  •
  Repurchase of shares of our common stock—As of July 6, 2005 we had repurchased 500,000 shares of our common stock under a previously authorized share repurchase program. In July 2005, our Board of Directors authorized a new $50.0 million share repurchase program. As of July 22, 2005 we had repurchased, in the aggregate, 825,900 shares of common stock totaling $19.4 million, including commissions, under both programs. Such repurchases to date have been made in open market purchases. In the future, such repurchases may be made through open market purchases or privately negotiated transactions. Such repurchases depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

  Future Sources of Cash

        We expect our primary sources of cash to be positive net cash provided by operating activities beginning in January and our $250 Million Credit Facility, which will both be used to fund future cash requirements in fiscal 2006.

Critical Accounting Policies

        In presenting our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. Events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our consolidated financial statements were the most appropriate at that time. The following accounting policy may affect reported results resulting in variations in our financial results both on an interim and fiscal year end basis.

  Goodwill

        We have reviewed the carrying value of our goodwill as required by SFAS No. 142, by comparing the carrying value of our reporting units to their fair value and determined that the carrying amount of our reporting units did not exceed their respective fair value in fiscal 2005. When determining fair value, we utilized various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact earnings. We will continue to review the carrying value of goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. An adverse change to our business will impact our consolidated results and may result in an impairment of our goodwill. The aggregate carrying value of our goodwill was $392.7 million as of April 30, 2005. See Item 8—Note 5—"Goodwill and Other Intangible Assets, Net" to our Consolidated Financial Statements for more information on goodwill.

  Other Intangible Assets

        In accordance with the provisions of SFAS No. 142, indefinite-lived intangible assets are carried at the lower of cost or fair value. If the fair value of the indefinite-lived intangible asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference. We will continue to review the carrying value of indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. An adverse change to our business will impact our consolidated results and may result in an impairment of our indefinite-lived intangible assets. The aggregate carrying value of our indefinite-lived intangible assets was $81.0 million as of April 30, 2005. See Item 8—Note 5—"Goodwill and Other Intangible Assets, Net" to our Consolidated Financial Statements for more information on indefinite-lived intangible assets.

Recent Accounting Pronouncement

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). We are required to adopt the provisions of SFAS No. 123R on May 1, 2006. On January 1, 2003, we adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." As a result, we have been recording stock-based compensation expense since January 1, 2003 for employee stock awards that were granted or modified subsequent to December 31, 2002. In addition, our current practice with respect to forfeitures is to recognize the related benefit upon forfeiture of the award. Upon adoption of SFAS No. 123R, we will be required to recognize compensation expense net of estimated forfeitures upon the issuance of the award. We are currently evaluating the remaining provisions of SFAS No. 123R to determine the effect, if any, it may have on our financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        A 1% change in the interest rate on our Notes outstanding as of April 30, 2005 would result in an increase or decrease in interest expense of $1.8 million annually. On June 27, 2005 we repaid in full $175.0 million of Notes and on June 29, 2005 we established a $250.0 Million Credit Facility. Borrowings outstanding under the $250 Million Credit Facility as of July 22, 2005 were $110.0 million. A 1% change in the interest rate on our borrowings outstanding as of July 22, 2005 would result in an increase or decrease in interest expense of $1.1 million annually.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jackson Hewitt Tax Service Inc.:

        We have audited the accompanying consolidated balance sheets of Jackson Hewitt Tax Service Inc. and subsidiaries (the "Company") as of April 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2005. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 2 in the consolidated financial statements, on January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
July 22, 2005

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	As of April 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$113,264	$5,266
Accounts receivable (net of allowance for doubtful accounts of $1,840 and $1,121, respectively)	15,187	31,315
Notes receivable, net	3,156	2,593
Prepaid expenses and other	7,542	4,810
Deferred income taxes	3,446	5,074

Total current assets	142,595	49,058
Property and equipment, net	33,942	37,347
Goodwill	392,691	392,368
Other intangible assets, net	87,634	89,902
Due from Cendant Corporation ("Cendant")	—	143,985
Notes receivable, net	2,765	2,804
Other non-current assets, net	15,462	10,478

Total assets	$675,089	$725,942

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,581	$24,622
Income taxes payable	21,339	1,473
Deferred revenues	7,834	5,558

Total current liabilities	56,754	31,653
Long-term debt	175,000	—
Deferred income taxes	36,005	26,335
Other non-current liabilities	11,093	12,858

Total liabilities	278,852	70,846

COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01; Authorized 200,000,000 shares; Issued and outstanding: 37,634,327 and 37,500,000 shares, respectively	376	375
Additional paid-in capital	344,908	475,844
Retained earnings	50,953	178,877

Total stockholders' equity	396,237	655,096

Total liabilities and stockholders' equity	$675,089	$725,942

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Fiscal Years Ended April 30,
	2005	2004	2003
Revenues
Franchise operations revenues:
Royalty	$59,360	$51,646	$43,229
Marketing and advertising	27,416	24,213	20,671
Financial product fees	35,990	30,384	25,037
Other financial product revenues	33,934	30,255	23,110
Other	12,766	12,527	11,080
Service revenues from company-owned office operations	63,021	56,590	48,420

Total revenues	232,487	205,615	171,547

Expenses
Cost of franchise operations	27,426	21,921	18,971
Marketing and advertising	32,966	29,464	25,086
Cost of company-owned office operations	42,928	41,639	34,184
Selling, general and administrative	30,397	30,500	14,997
Depreciation and amortization	11,398	11,911	11,523

Total expenses	145,115	135,435	104,761

Income from operations	87,372	70,180	66,786
Other income/(expense):
Interest income	1,484	657	827
Interest expense	(6,700)	(373)	(36)

Income before income taxes	82,156	70,464	67,577
Provision for income taxes	32,205	27,504	26,444

Net income	$49,951	$42,960	$41,133

Earnings per share:
Basic	$1.33	$1.15	$1.10

Diluted	$1.32	$1.15	$1.10

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(Dollars in thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, May 1, 2002	37,500	$375	$475,844	$94,784	$571,003
Net income	—	—	—	41,133	41,133

Balance, April 30, 2003	37,500	375	475,844	135,917	612,136
Net income	—	—	—	42,960	42,960

Balance, April 30, 2004	37,500	375	475,844	178,877	655,096
Issuance of shares of common stock to employees upon exercise of stock options	33	—	419	—	419
Issuance of vested stock options to employees in exchange for their Cendant stock options	—	—	1,865	—	1,865
Issuance of shares of common stock to employees in exchange for their unvested Cendant restricted stock units ("RSUs")	101	1	1,743	—	1,744
Issuance of stock options to employees	—	—	1,389	—	1,389
Issuance of JHTS RSUs	—	—	455	—	455
Tax benefit from exercise of stock options	—	—	70	—	70
Special Dividend paid to Cendant (Note 10)	—	—	(131,613)	(175,239)	(306,852)
Dividends paid to stockholders	—	—	(5,266)	(2,634)	(7,900)
Dividends on RSUs	—	—	2	(2)	—
Net income	—	—	—	49,951	49,951

Balance, April 30, 2005	37,634	$376	$344,908	$50,953	$396,237

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended April 30,
	2005	2004	2003
Operating Activities:
Net income	$49,951	$42,960	$41,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,398	11,911	11,523
Loss on disposal of assets	5	2	1,117
Amortization of Gold Guarantee product	(1,576)	(844)	(245)
Amortization of development advances	1,190	840	216
Amortization of deferred financing costs	553	—	—
Provision for uncollectible receivables	3,081	2,802	2,461
Stock-based compensation	6,352	—	—
Decrease of bad debt reserve	—	(2,001)	—
Provision for litigation settlement	—	10,410	—
Deferred income taxes	11,298	4,964	1,387
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	12,371	(12,849)	9,637
Notes receivable	(90)	548	(1,190)
Prepaid expenses and other	(3,032)	(2,466)	(1,144)
Other non-current assets	(4,847)	(3,141)	(3,447)
Accounts payable and accrued liabilities	22,931	3,574	(2,701)
Deferred revenues	9,206	7,832	4,912
Other non-current liabilities	(3,824)	(992)	748

Net cash provided by operating activities	114,967	63,550	64,407

Investing Activities:
Capital expenditures	(4,919)	(3,965)	(5,228)
Funding of development advances	(2,317)	(1,636)	(3,406)
Cash paid for acquisitions	(2,548)	(3,905)	(5,200)
Increase in restricted cash in escrow	300	—	—
Other investing activities	81	—	—

Net cash used in investing activities	(9,403)	(9,506)	(13,834)

Financing Activities:
Proceeds from issuance of Notes	175,000	—	—
Cash portion of Special Dividend to Cendant	(175,000)	—	—
Proceeds from issuance of common stock	419	—	—
Dividends paid to stockholders	(7,900)	—	—
Debt issuance costs	(3,342)	—	—
Payments on capitalized lease obligation	(180)	—	—
Outstanding checks	1,304	—	—
(Increase)/decrease in Due from Cendant	12,133	(50,321)	(51,342)

Net cash provided by (used in) financing activities	2,434	(50,321)	(51,342)

Net increase (decrease) in cash and cash equivalents	107,998	3,723	(769)
Cash and cash equivalents, beginning of period	5,266	1,543	2,312

Cash and cash equivalents, end of period	$113,264	$5,266	$1,543

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,972	$1	$9

Income taxes	$3,663	$—	$—

Supplemental disclosure for non-cash investing and financing transactions:
Special Dividend—Distribution of Due from Cendant	$131,852	$—	$—

Tax benefit from exercise of stock options	$70	$—	$—

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BACKGROUND AND BASIS OF PRESENTATION

Description of Business

        Jackson Hewitt Tax Service Inc. ("JHTS" or "the Company"), through its subsidiaries, provides computerized preparation of federal and state personal income tax returns through a network of franchised and company-owned offices under the brand name Jackson Hewitt Tax Service®. Jackson Hewitt Inc. ("JHI") is a 100% owned subsidiary of JHTS. Company-owned office operations are conducted by Tax Services of America, Inc. ("TSA"), which is a wholly-owned subsidiary of JHI. The Consolidated Financial Statements include the accounts and transactions of JHTS and its subsidiaries.

Initial Public Offering

        On June 25, 2004, Cendant divested 100% of its ownership interest in JHTS through an initial public offering ("IPO"). JHTS did not receive any proceeds from the sale of the Company's common stock by Cendant. In contemplation of the Company's IPO, JHTS declared a stock dividend, which increased the number of common shares outstanding from 100 to 37,500,000. Stockholders' equity has been adjusted retroactively for the effect of the stock dividend for all periods presented prior to the Company's separation from Cendant.

        JHTS was incorporated in Delaware on February 20, 2004. Simultaneous with the incorporation, Cendant contributed all outstanding shares of JHI, a Virginia corporation, to JHTS. JHTS accounted for the contribution of outstanding shares as a change in reporting entities under common control and has recognized the outstanding shares at their carrying amounts at the date of transfer. Accordingly, the accompanying Consolidated Financial Statements have been prepared as though JHTS existed throughout the periods presented.

Basis of Presentation

        The accompanying Consolidated Financial Statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission.

        In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In the opinion of management, the accompanying Consolidated Financial Statements contain all normal and recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

        The Company's results of operations for the period from May 1, 2004 through the Company's IPO date and the Company's results of operations and cash flows for the fiscal years ended April 30, 2004 and 2003, respectively, reflect the historical results of operations and cash flows of the business divested by Cendant in the Company's IPO. As a result, the accompanying Consolidated Financial Statements may not necessarily reflect the Company's results of operations and cash flows in the future or what the Company's results of operations and cash flows would have been had JHTS been a stand-alone public company during these periods. See Note 10—"Related Party Transactions," for a more detailed description of the Company's transactions with Cendant.

Comprehensive Income

        The Company's comprehensive income is solely comprised of net income.

Reclassifications

        Certain amounts presented in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

2.    RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncement

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company is required to adopt the provisions of SFAS No. 123R on May 1, 2006. As discussed below, on January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." As a result, the Company has been recording stock-based compensation expense since January 1, 2003 for employee stock awards that were granted or modified subsequent to December 31, 2002. In addition, the Company's current practice with respect to forfeitures is to recognize the related benefit upon forfeiture of the award. Upon adoption of SFAS No. 123R, the Company will be required to recognize compensation expense net of estimated forfeitures upon the issuance of the award. The Company is currently evaluating the remaining provisions of SFAS No. 123R to determine the effect, if any, it may have on the Company's financial position, results of operations, or cash flows.

Consolidation Policy

        The Consolidated Financial Statements include the accounts and transactions of JHTS and its subsidiaries. All intercompany transactions and balances have been eliminated.

        In connection with its Jackson Hewitt franchise arrangements, the Company has provided some level of financial support to certain of its franchisees in the form of loans and/or development advances. Based on its analyses, the Company has concluded that it is not the primary beneficiary under these franchise agreements and therefore does not consolidate the operations of such franchisees under the provisions of FASB Interpretation No. 46R, a complete replacement of FIN 46, "Consolidation of Variable Interest Entities," which the Company adopted as of December 31, 2003. However, with respect to the franchisees for which financial support has been provided, the Company believes that it has a significant variable interest. As of April 30, 2005, the Company had provided financial support, in the form of loans and advances, in the amount of $15.2 million to 405 franchisees. As of April 30, 2005, the Company's maximum exposure to losses is $12.4 million, which represents the sum of the Company's notes receivable, net and development advances, net included on the Consolidated Balance Sheet.

Stock-Based Compensation

        Effective with the Company's IPO, the Company adopted the 2004 Equity and Incentive Plan under which the Company's employees and selected others may be granted certain equity-based awards. As discussed more fully below, the Company accounts for such stock-based compensation in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148.

        Prior to the Company's IPO, Cendant common stock awards were granted to the Company's employees under Cendant's stock plans. Prior to January 1, 2003, the Company measured stock-based compensation using the intrinsic value approach under APB No. 25, as permitted by SFAS No. 123. Accordingly, the Company did not recognize stock-based compensation expense upon the issuance of stock options to the Company's employees because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the date of grant. Therefore, the Company was not allocated compensation expense upon Cendant's issuance of stock options to the Company's employees.

        On January 1, 2003, the Company (in conjunction with Cendant's adoption) adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123. The Company also adopted SFAS No. 148 in its entirety on January 1, 2003, which amended SFAS No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting. Subsequent to the adoption of SFAS No. 123, the Company expenses all employee stock awards over their vesting period, which is typically four years, based upon the fair value of the award on the date of grant. The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model. As the Company elected to use the prospective transition method, Cendant allocated expense to the Company only for employee stock awards that were granted or modified subsequent to December 31, 2002.

        The following table illustrates the effect on net income and earnings per share in fiscals 2004 and 2003 as if the fair value based method had been applied to all employee stock awards granted by Cendant to the Company's employees.

	Fiscal Year Ended April 30, 2004	Fiscal Year Ended April 30, 2003
	(In thousands, except per share amounts)
Net income, as reported	$42,960	$41,133
Add back: stock-based employee compensation expense allocated from Cendant and included in reported net income, net of related tax effects	301	6
Less: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(702)	(6,032)

Net income, pro forma	$42,559	$35,107

Earnings per share, as reported:
Basic and diluted	$1.15	$1.10

Earnings per share, pro forma:
Basic and diluted	$1.13	$0.94

        There was no pro forma effect on net income and earnings per share in fiscal 2005 as the Company applied the fair value based method of accounting to calculate stock-based compensation relating to all employee stock awards granted in fiscal 2005, which included stock-based compensation of $1.9 million relating to the issuance to employees of vested stock options in exchange for their Cendant stock options in the first quarter of fiscal 2005. See Note 13—"Stock-Based Compensation," for a more detailed description of the awards granted under the Company's 2004 Equity and Incentive Plan.

Guarantees

        On January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Accordingly, the accompanying Consolidated Financial Statements contain disclosures made by the Company about its obligations under certain guarantees issued. In addition, the Company recognizes, at the inception of certain guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee.

Goodwill, Other Intangible and Long-Lived Assets

        Goodwill represents the excess of the purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") in January 2002. Accordingly, goodwill and other indefinite-lived intangible assets that were previously amortized on a straight-line basis over the periods benefited, are no longer being amortized to earnings, but instead are subject to testing for impairment. The Company tests goodwill and indefinite-lived intangible assets for impairment annually or between annual tests if events or changes in circumstances indicate that the carrying value of the asset may be impaired.

        The Company assesses goodwill for impairment by comparing the carrying value of its reporting units, which are the same as its reportable segments, to their estimated fair values. The Company determines estimated fair value of its reporting units by using a discounted cash flow analysis. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss would be recognized in an amount equal to the excess. The Company determined that its trademark is an indefinite-lived intangible asset, which is similarly tested for impairment and, if impaired, written down to fair value in accordance with SFAS No. 142.

        Other intangible and long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The Company tests for impairment based on a comparison of the asset's undiscounted cash flows to its carrying value and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

Cash and Cash Equivalents

        The Company considers highly liquid unrestricted investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Useful lives generally range from 5 to 7 years for furniture, fixtures and equipment and from 2 to 15 years for leasehold improvements.

        Major improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets and any gain or loss is reflected in the Consolidated Statements of Operations.

        Certain costs of software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three to ten years. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing software, are expensed as incurred. Unamortized balance was $27.7 million and $29.8 million as of April 30, 2005 and 2004, respectively.

Revenue Recognition

        Revenues that the Company earn are comprised of the following components:

        Royalty Revenues:    The Company earns royalty revenues from its franchisees. The Company's franchise agreements require franchisees to pay the Company royalty fees based on their revenues. Royalty revenues are recognized upon the completion and filing of tax returns by the Company's franchisees.

        Marketing and Advertising Revenues:    The Company earns marketing and advertising revenues from its franchisees. The Company's franchisee agreement requires franchisees to pay marketing and advertising fees generally based on 6% of their revenues. Marketing and advertising revenues are recognized upon the completion and filing of tax returns by the Company's franchisees.

        Financial Product Fees:    The Company facilitates the sale of refund based financial products including refund anticipation loans ("RALs"), accelerated check refunds and assisted direct deposit for which the Company earns a fixed fee that originates from a fee paid by the customer to the financial institutions who provide the products. These financial products are offered pursuant to contractual arrangements with the financial institutions. The Company recognizes revenues for the fixed fees that the Company earns upon the approval of the financial products by the financial institution. In addition, the Company offers other products which include the Jackson Hewitt CashCard and Gold Guarantee® product. Revenues from the Gold Guarantee product are earned ratably over the product's 36-month life.

        Other Financial Product Revenues:    Other financial product revenues represent a portion of the revenues the Company earns from the facilitation of RALs. Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A. ("SBB&T") provided approximately 80% of the RALs facilitated by the Company during fiscal 2005, with the remainder provided by Household Tax Masters Inc. ("Household").

  SBB&T in Fiscal 2005

          In fiscal 2005 the Company renegotiated its agreement with SBB&T which became effective with RALs facilitated beginning in January 2005. In lieu of earning revenues based upon the amount of finance fees and uncollected loans, the new agreement with SBB&T provides for the following:

            (a)   A fee of $19.00 for each RAL facilitated by the Company's network;

    If the amount of uncollected loans exceeds the net finance fees received by SBB&T, then the Company has agreed to reimburse SBB&T in an amount equal to 50% of such difference.

            (b)   The greater of an additional fee of $2.00 for each RAL facilitated by the Company's network in 2005 or a portion of RALs collected in 2005 that were originated prior to 2005.

            (c)   A variable fee equal to 50% of the amount by which the net finance fees received by SBB&T exceeds uncollected loans by a threshold amount of at least 1.0% of the aggregate principal amount of RALs made by SBB&T to the Company's customers. No such revenues were recognized in fiscal 2005.

    The Company continues to receive a portion of the collections with respect to RALs facilitated by SBB&T in prior years.

  SBB&T in Fiscal 2004 and 2003 and Household in 2005, 2004 and 2003

          Other financial product revenues represented revenues the Company earned equal to a portion (ranging from 59% to 100%) of the difference between net finance fees paid by customers to the financial institutions and loan amounts that the financial institutions are unable to collect. These revenues were in addition to the fixed fees recorded in financial product fees earned from the facilitation of RALs. The finance fee was calculated as a percentage of the total loan amount (subject to a minimum and maximum fee). The finance fees were maintained by the financial institutions as a reserve against uncollected loans. Other financial product revenues were recognized only to the extent that the reserves maintained by the lending financial institutions exceeded the uncollected loans made by these financial institutions at the end of each reporting period.

        Other Revenues:    Other revenues include ancillary fees the Company earns from franchisees, including a $2.00 fee per tax return paid by franchisees for the processing of each electronically-transmitted tax return. The Company recognizes revenues from processing fees at the time the tax returns are filed. Other revenues also include revenues that the Company earns from the sale or transfer of our franchise territories. Revenues are recognized when all material services or conditions relating to the sale have been performed, generally upon completion of a mandatory initial training program for new franchisees.

        Service Revenues:    Service revenues include only revenues earned at company-owned offices and primarily consists of fees that the Company earns directly from customers for the preparation of tax returns. These fees include base fees for the preparation of tax returns and fees for the facilitation of financial products earned by the company-owned offices. Service revenues are recognized upon the completion and filing of tax returns by the company-owned offices.

Advertising Expenses

        Advertising is expensed in the period the advertising occurs. Advertising expenses were $26.6 million, $24.0 million and $21.4 million for the fiscal years ended April 30, 2005, 2004 and 2003, respectively. In addition, the Company has accrued $4.4 million and $4.6 million as of April 30, 2005 and April 30, 2004, respectively, related to its constructive obligation for marketing and advertising fees collected in excess of costs incurred.

3.    COMPUTATION OF EARNINGS PER SHARE

        The computation of basic earnings per share is calculated by dividing net income available to the Company's common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income available to the Company's common stockholders by an adjusted weighted average number of common shares outstanding during the year assuming conversion of potentially dilutive securities arising from stock options outstanding.

        The following table presents the computation of basic and diluted earnings per share:

	Fiscal Years Ended April 30,
	2005	2004	2003
Net income, basic and diluted (in thousands)	$49,951	$42,960	$41,133

Weighted average shares outstanding (in thousands):
Basic	37,615	37,500	37,500

Diluted	37,752	37,500	37,500

Earnings per share:
Basic	$1.33	$1.15	$1.10

Diluted	$1.32	$1.15	$1.10

        Below is a reconciliation of dilutive weighted average shares outstanding (in thousands):

	Fiscal Years Ended April 30,
	2005	2004	2003
Weighted average shares outstanding—basic	37,615	37,500	37,500
Dilutive stock options	137	—	—

Weighted average shares outstanding—diluted	37,752	37,500	37,500

        For fiscal 2005, 12,000 stock options have been excluded from the diluted earnings per common share calculation because the respective exercise prices are greater than the average market value of the underlying stock.

4.    PROPERTY AND EQUIPMENT, NET

        Property and equipment, net, consists of:

	As of April 30,
	2005	2004
	(In thousands)
Computer software	$44,926	$41,856
Furniture, fixtures and equipment	12,343	10,971
Leasehold improvements	4,751	4,431
Software under development	220	329

	62,240	57,587
Less accumulated depreciation and amortization	(28,298)	(20,240)

Total	$33,942	$37,347

        Property and equipment, gross, under capital lease as of April 30, 2005 amounted to $0.3 million. Accumulated amortization in connection with property and equipment under capital lease as of April 30, 2005 amounted to $35,000. The Company did not have any property and equipment under a capital lease in fiscals 2004 and 2003. Depreciation expense was $8.7 million, $8.8 million and $8.0 million in fiscals 2005, 2004 and 2003, respectively.

5.    GOODWILL AND OTHER INTANGIBLE ASSETS, NET

        Goodwill and other intangible assets consist of:

	As of April 30, 2005			As of April 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(11,184)	$4,868	$16,052	$(9,579)	$6,473
Customer relationships(b)	7,143	(5,377)	1,766	6,664	(4,235)	2,429

Total amortizable other intangible assets	$23,195	$(16,561)	$6,634	$22,716	$(13,814)	$8,902

Unamortizable goodwill and other intangible assets:
Goodwill			$392,691			$392,368

Jackson Hewitt trademark			$81,000			$81,000

(a)
Amortized over a period of 10 years.

(b)
Amortized over a period of, on average, five years.

        The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2003	$336,767	$54,237	$391,004
Additions	—	2,060	2,060
Change in tax basis of acquired assets	—	(696)	(696)

Balance as of April 30, 2004	336,767	55,601	392,368
Additions	—	677	677
Purchase price adjustments	—	(354)	(354)

Balance as of April 30, 2005	$336,767	$55,924	$392,691

        The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2003	$88,000	$3,213	$91,213
Additions	1,052	793	1,845
Amortization	(1,579)	(1,577)	(3,156)

Balance as of April 30, 2004	87,473	2,429	89,902
Additions	—	479	479
Amortization	(1,605)	(1,142)	(2,747)

Balance as of April 30, 2005	$85,868	$1,766	$87,634

        Amortization expense relating to all intangible assets was as follows:

	For the Years Ended April 30,
	2005	2004	2003
	(In thousands)
Franchise agreements	$1,605	$1,579	$1,500
Customer relationships	1,142	1,577	2,066

Total	$2,747	$3,156	$3,566

        Estimated amortization expense related to the Company's amortizable other intangible assets for each of the fiscal years ended April 30 is as follows:

Amount
(In thousands)
2006	$2,447
2007	2,196
2008	1,293
2009	218
2010	138
2011 and thereafter	342

Total	$6,634

6.    FRANCHISE AND COMPANY-OWNED OFFICES IN OPERATION

	As of April 30,
Offices:
	2005	2004	2003
Franchise
Beginning balance	4,330	3,776	3,385
Additions	814	973	900
Disposals	(273)	(419)	(509)

Ending balance	4,871	4,330	3,776

Company-owned
Beginning balance	605	523	440
Additions	69	131	83
Disposals	(61)	(49)	—

Ending balance	613	605	523

        Initial franchise fees totaled $5.4 million $6.5 million and $5.9 million for the years ended April 30, 2005, 2004 and 2003, respectively, and are included in other revenues in the Consolidated Statements of Operations.

7.    NOTES RECEIVABLE, NET

        The Company periodically finances a portion of the initial franchise fee associated with new territory sales under promissory notes receivable from franchisees up to $20,000. These notes accrue interest annually, ranging from 7% to 12%, and are typically due in four annual installments, including accrued interest, at February 28th of each year. These notes are recorded on the Consolidated Balance Sheets at cost, and are reviewed periodically for collectibility based on the underlying franchisee's payment history, financial status and revenue base. The associated provision for uncollectible amounts is included within cost of franchise operations in the Consolidated Statements of Operations.

	As of April 30,
	2005	2004
	(In thousands)
Notes receivable	$7,570	$7,480
Less allowance for uncollectible amounts	(1,649)	(2,083)

Notes receivable, net	5,921	5,397
Less current portion, net	(3,156)	(2,593)

Notes receivable, net—non-current	$2,765	$2,804

8.    DEVELOPMENT ADVANCES, NET

        The Company maintains a program in which it provides funds to independent tax practices for the conversion of such operations to the Jackson Hewitt brand as franchisees and/or to provide funds to existing franchisees to assist in their business expansion through the acquisition of independent tax practices. These development advances are presented on the Consolidated Balance Sheets in the form of promissory notes that are typically forgivable over a ten-year period, subject to the achievement of certain performance standards. The Company routinely assesses the recoverability of unamortized development advance balances primarily based on each individual franchisee's historical operating experience relative to their ability to achieve certain future performance standards will not be achieved and records a reserve, if required. Amortization of development advances and provision for uncollectible amounts in connection with development advances are included in cost of franchise operations in the Consolidated Statements of Operations. Development advances, net are included in other non-current assets, net on the Consolidated Balance Sheets.

        Development advances, net consists of the following:

	As of April 30,
	2005	2004
	(In thousands)
Unamortized development advances	$7,662	$6,616
Less allowance	(1,226)	(1,468)

Development advances, net	$6,436	$5,148

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following:

	As of April 30,
	2005	2004
	(In thousands)
Accounts payable	$2,089	$2,168
Accrued payroll and related liabilities	10,385	6,653
Litigation settlement	3,107	2,672
Accrued marketing and advertising	6,479	8,946
Accrued purchase price obligations	120	1,814
Outstanding checks	1,304	—
Other accrued liabilities	4,097	2,369

Total accounts payable and accrued liabilities	$27,581	$24,622

10.    RELATED PARTY TRANSACTIONS

Special Dividend Paid to Cendant

        Upon completion of the IPO in June 2004, the Company declared a special dividend to Cendant in the amount of $306.9 million (the "Special Dividend"). The $175.0 million cash portion of this Special Dividend was funded entirely from the net proceeds of five-year floating rate senior unsecured notes, as discussed more fully in Note 12—"Long-Term Debt and Credit Facility." The remaining $131.9 million represents the distribution of a receivable from Cendant.

        The Company recorded the Special Dividend as a reduction to retained earnings of $175.3 million and a reduction to additional paid-in capital of $131.6 million. The amount by which retained earnings was reduced represents the accumulation of all earnings by the Company up to the Company's IPO date at which time the Company began operating as a separate public company.

Allocation and Funding of Expenses

        Through the Company's IPO date, the Company was allocated general corporate overhead expenses from Cendant for corporate-related functions as well as other expenses directly attributable to the Company. Cendant allocated corporate overhead to the Company based on a percentage of the Company's forecasted revenues and allocated other expenses that directly benefited the Company based on the Company's actual utilization of the services. Corporate expense allocations included executive management, finance, human resources, information technology, legal and real estate facility usage and were $0.8 million, $4.3 million and $4.0 million during the period from May 1, 2004 to the Company's IPO date, in fiscal 2004 and in fiscal 2003, respectively. These amounts are included in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company believes the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Cendant to the Company were reasonable and are consistent with the amounts that would have been incurred if the Company had performed these functions as a stand-alone company.

        All allocated overhead expenses as well as direct charges were included in Due from Cendant on the Consolidated Balance Sheets. No interest was charged by Cendant or received by the Company in any period presented with respect to intercompany balances. Prior to the Company's IPO, Cendant used cash swept from the Company's bank accounts to fund these disbursements.

        The major categories of intercompany activity between the Company and Cendant were as follows:

	Period from May 1, 2004 to the Company's IPO Date	Fiscal Year Ended April 30, 2004
	(In thousands)
Due from Cendant as of April 30, 2004 and 2003, respectively	$143,985	$93,664

Corporate allocations	(750)	(4,251)
Payroll and related	(5,461)	(22,092)
Accounts payable funding	(12,878)	(64,909)
Income taxes	2,509	(20,845)
Cash sweeps	4,447	162,418

Subtotal	(12,133)	50,321
Special Dividend—distribution of Due from Cendant	(131,852)	—

Due from Cendant as of the Company's IPO date and as of April 30, 2004, respectively	$—	$143,985

Transitional Agreement and Other Related Agreements

        Upon completion of the Company's IPO, the Company entered into a transitional agreement with Cendant to provide for an orderly transition to being an independent company and to govern the continuing arrangements between the Company and Cendant. The Company also entered into a sublease agreement for its corporate headquarters in Parsippany, New Jersey which expires in September of 2005 and a sublease assignment and assumption agreement for its technology facility in Sarasota, Florida. The Company pays rent directly to the landlord of the Sarasota, Florida facility under Cendant's lease, which expires in May of 2006. The Company's rent and related costs under these agreements were $1.9 million, $1.5 million and $1.0 million in fiscals 2005, 2004 and 2003, respectively. See Note 19—"Subsequent Events" regarding the Company's new corporate headquarters. Under the transitional agreement, Cendant agreed to provide the Company with various services, including services relating to facilities, human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, tax support, event marketing, revenue audit services, public and regulatory affairs, telecommunications services, information technology services and call support services. The transitional agreement also contains agreements relating to indemnification, tax sharing and tax indemnification, access to information and non-solicitation of employees.

        In fiscal 2005, the Company incurred an aggregate of $2.5 million of expenses related to such transitional and other related agreements with Cendant, respectively, which is included in cost of franchise operations and selling, general and administrative.

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

        The Company completed most transition agreements with Cendant during fiscal 2005 and is now predominantly operational on its own financial systems and infrastructure. The Company has completed the implementation of its own back office systems including human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable and tax support. Remaining relationships, for which the Company relies on Cendant and which the Company is continuing to evaluate, include the following:

  Information Technology Services

        Since the Company's IPO, Cendant has provided the Company with information technology support and services at their data center in Denver, Colorado through a contract with a third party. Under the transitional agreement, these services are scheduled to terminate in June 2006. The Company may terminate the provision of these services upon 90 days written notice to Cendant and the Company would be required to pay Cendant an estimated early-termination penalty in an amount equal to the unamortized lease costs of computer hardware specific to the Company's mainframe environment and unpaid actual costs incurred by Cendant with respect to these services. Cendant does not have early termination rights with respect to these services. On June 30, 2005, the Company entered into an arrangement with another service provider (see Note 19—"Subsequent Events"). Cendant had allocated costs for these services to the Company under the transitional agreement based on usage and the level of support the Company received from this service provider. The Company's costs for these services were $0.8 million in fiscal 2005, $1.1 million in fiscal 2004 and $1.7 million in fiscal 2003.

  Telecommunications Services

        Since the Company's IPO, Cendant has provided the Company with telecommunications services, including the Company's local and long distance rate per minute charges, through arrangements it has with third-party providers and will continue doing so under the transitional agreement as an unaffiliated entity until June 30, 2007. Both Cendant and the Company may terminate the provision of telecommunications services by Cendant, without penalty, upon 180 days written notice by the terminating party. The Company paid the third party providers directly for these services and the Company's equipment use, and will continue to pay them in this manner under the transitional agreement. The Company has also paid, and will continue under the transitional agreement to pay for a period of up to three years, Cendant a management fee of approximately $8,000 per month for use of the Cendant telecommunications group's services. The Company's costs for telecommunications services, including the management fees, was $0.4 million in fiscal 2005, $0.5 million in fiscal 2004 (net of vendor credits totaling $0.1 million) and $0.6 million in fiscal 2003.

  Call Support Services

        Since the Company's IPO, Cendant has provided the Company with customer service support through its Aberdeen, South Dakota call center and will continue to do so under the transitional agreement until December 31, 2005. The Company may terminate the provision of these services without penalty upon 60 days prior written notice to Cendant. Cendant may terminate providing these services to the Company, without penalty, after June 30, 2005 upon 120 days prior written notice to us. Prior to the Company's IPO, Cendant allocated the costs for call support based on the number of calls serviced for the Company in the call center. Since the Company's IPO, and under the transitional agreement, Cendant has allocated costs to the Company based on the number of minutes incurred for the calls serviced for the Company. The Company's costs for call support was $0.2 million in fiscal 2005 and $0.1 million in both fiscal 2004 and 2003.

  Event Marketing

        Since the Company's IPO, Cendant has provided to the Company with event marketing services, such as arranging the Company's annual franchisee conventions and other franchisee events, and will continue doing so under the transitional agreement through December 31, 2005. Neither Cendant nor the Company has the ability to terminate these services prior to the expiration of the transitional agreement. Cendant has allocated the cost of these services to the Company based on the number of meetings and the number of attendees at meetings planned by Cendant for the Company and will continue to allocate costs to the Company in this manner under the transitional agreement. The Company's costs for these services was $0.1 million in each of fiscal 2005, 2004 and 2003.

  Revenue Audit Services

        Since the Company's IPO, Cendant has provided the Company with revenue audit services by their internal auditors and will continue doing so under the transitional agreement through December 31, 2005. The Company may terminate the provision of these services without penalty upon 30 days prior written notice to Cendant. Cendant may terminate providing these services to the Company, without penalty, upon 120 days prior written notice to the Company. Cendant has allocated the cost of these services to the Company based on the number of audits performed on the Company and will continue to allocate costs to the Company in this manner under the transitional agreement. The Company's costs for these services were $0.1 million in each of fiscal 2005, 2004 and 2003.

Other Related Party Transactions

        The Company earned commissions and access fees from preferred vendor agreements through Cendant until the Company's IPO date and as an independent public company thereafter. Commissions and access fees directly attributable to the Company and its franchisees were allocated to the Company through the Due from Cendant account until the Company's IPO date. Beginning in June 2004, the Company's preferred vendor agreements were no longer contracted through Cendant. Revenues from these agreements were $0.1 million (net of $0.6 million of revenues earned after agreements were no longer contracted through Cendant), $1.1 million and $0.3 million in fiscal 2005, 2004 and 2003, respectively, and are included in other revenues in the Consolidated Statements of Operations.

        In fiscal 2003 the Company entered into an agreement with Wright Express Financial Services Corporation, a subsidiary of Cendant at the time, to provide a debit card product to the Company's customers. In February 2005 Wright Express Financial Services Corporation spun off from Cendant in an IPO and became known as Wright Express Corporation. The term of the agreement is through September 30, 2005. Revenues recorded under this agreement were $0.4 million, $0.5 million, and $0 for the years ended April 30, 2005, 2004 and 2003, respectively, and are included in financial product fees in the Consolidated Statements of Operations.

11.    ACQUISITIONS

        Assets acquired and liabilities assumed in business combinations were recorded on the Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. The results of operations of businesses acquired by the Company have been included in the Consolidated Statements of Operations since their respective dates of acquisition.

        In fiscal 2005 the Company acquired four independent tax practices for a total purchase price of $1.0 million. Under the fiscal 2005 acquisition agreements, the Company may be required to pay additional consideration of approximately $0.4 million by the end of the third quarter of fiscal 2006 upon the acquired entities achieving specified revenue levels. All of the goodwill associated with the fiscal 2005 acquisitions was allocated to the company-owned office operations segment. In fiscal 2005 the Company also made payments of $1.6 million related primarily to the settlement of accrued purchase price obligations.

        In fiscal 2004 the Company acquired six independent tax practices and one franchise business. The total purchase price for these acquisitions was $3.8 million.

        In fiscal 2003 the Company acquired 13 independent tax practices with a total purchase price of $5.2 million.

        The Company's acquisitions in fiscals 2005, 2004 and 2003 were not significant to the Company's financial position, results of operations or cash flows either individually or in the aggregate. All goodwill associated with acquisitions in fiscals 2005, 2004 and 2003 is deductible for tax purposes.

12.    LONG-TERM DEBT AND CREDIT FACILITY

  Floating Rate Senior Unsecured Notes

        On June 25, 2004, in conjunction with the Company's IPO, the Company issued $175.0 million of five-year floating rate senior unsecured notes through a private placement. The purpose of the Notes issuance was to fund the cash portion of the Special Dividend paid to Cendant upon Cendant's divestiture of its entire ownership in the Company. The Notes bore interest based on the three-month London Inter-Bank Offer Rate ("LIBOR") plus 1.5%. The total interest rate on the Notes as of April 30, 2005 was 4.59%. Interest was payable quarterly in March, June, September and December, with the first payment made in September 2004. The Notes were repaid in full on June 27, 2005 (See Note 19—"Subsequent Events").

        In connection with the issuance of the Notes, the Company incurred $1.7 million of financing fees which were deferred and were being amortized to interest expense over the life of the Notes. Amortization of such fees amounted to $0.3 million for the year ended April 30, 2005. Unamortized financing fees as of April 30, 2005 amounted to $1.4 million, which is included in other non-current assets, net on the Consolidated Balance Sheet.

        The agreement governing the Notes contained substantially similar provisions and covenants to those contained in the $100 Million Credit Facility described below, as well as customary event of default provisions and other terms and conditions that were consistent with those contained in similar debt obligations of issuers with a credit quality similar to JHTS. The agreements that govern the Notes and $100 Million Credit Facility, discussed below, were amended on January 7, 2005 to permit the Company to repurchase additional shares of common stock. As of April 30, 2005, the Company was in compliance with these covenants.

        Interest expense under the Notes amounted to $5.5 million for the fiscal year ended April 30, 2005.

  $100 Million Credit Facility

        On June 25, 2004, the Company established a $100.0 million five-year revolving credit facility (the "$100 Million Credit Facility"), which was terminated on June 29, 2005 by the Company and replaced with a new credit facility that made many of the covenants less restrictive than covenants of the prior debt and reduced the cost of debt (See Note 19—"Subsequent Events"). Borrowings under the $100 Million Credit Facility were available to finance working capital needs, acquisitions and other general corporate purposes. The $100 Million Credit Facility provided for loans in the form of Eurodollar or Alternate Base Rate borrowings. Eurodollar borrowings bore interest at the adjusted LIBOR, as defined in the $100 Million Credit Facility, plus 1.25% per annum. Alternate Base Rate borrowings bore interest primarily at the prime rate, as defined in the agreement, plus 0.25% per annum. The Company also was permitted to use the $100 Million Credit Facility to issue letters of credit for general corporate purposes. The $100 Million Credit Facility carried an annual facility fee of 0.25% of the total commitment amount which was payable quarterly.

        In connection with entering into the $100 Million Credit Facility, the Company incurred $1.6 million of financing fees, which were deferred and were being amortized to interest expense over the five-year term of the $100 Million Credit Facility. Amortization of financing fees amounted to $0.3 million for the year ended April 30, 2005. Unamortized financing fees as of April 30, 2005 amounted to $1.3 million, which is included in other non-current assets, net on the Consolidated Balance Sheet.

        There were no borrowings outstanding under the $100 Million Credit Facility as of April 30, 2005. Interest expense associated with borrowings under the $100 Million Credit Facility during the fiscal year ended April 30, 2005 amounted to $0.1 million.

        The $100 Million Credit Facility agreement contained covenants, including the requirement that the Company maintain certain financial covenants, such as a maximum consolidated leverage ratio of 3.25 to 1.0 and a minimum consolidated fixed charge coverage ratio of 3.0 to 1.0 each through at least April 30, 2005. The consolidated leverage ratio is the ratio of consolidated debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), each as defined in the $100 Million Credit Facility. The consolidated fixed charge coverage ratio is the ratio of consolidated EBITDA to consolidated fixed charges. Consolidated fixed charges include consolidated interest expense and regular quarterly dividends paid on the Company's common stock, each as defined in the $100 Million Credit Facility.

        The $100 Million Credit Facility contained various customary restrictive covenants that limited the Company's ability to, among other things, (i) incur additional indebtedness or guarantees, (ii) create liens or other encumbrances on the Company's property, (iii) enter into a merger or similar transaction, (iv) sell or transfer the Company's property except in the ordinary course of business, and (v) make dividend and other restricted payments. The $100 Million Credit Facility limited the maximum amount of restricted payments to 30% of the Company's cumulative consolidated net income for the period commencing on May 1, 2003 and ending on April 30 of the fiscal year proceeding the year in which such restricted payments are made. In addition, the Company had the ability to repurchase the greater of 500,000 shares or the actual number of common stock options exercised during that fiscal year. As of April 30, 2005, the Company was in compliance with these covenants.

13.   STOCK-BASED COMPENSATION

Stock Compensation Plans

        Following the Company's IPO, the Company adopted the 2004 Equity and Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, RSUs and/or other stock- or cash-based awards representing the Company's common stock to non-employee directors, officers, employees, advisors and consultants who are selected by the Company's Compensation Committee for participation in the plan. In addition, the Company has authorized a stock purchase plan under which eligible employees have the ability to purchase shares of the Company's common stock at 95% of market value. No stock has been offered for purchase under this plan as of April 30, 2005.

Exchange Transaction

        Prior to the Company's IPO, certain employees of the Company were granted stock options and RSUs under Cendant's stock-based compensation plans. In connection with the Company's IPO and pursuant to the consent of each holder, the Company issued to employees 903,935 vested stock options and 100,880 shares of common stock in exchange for their Cendant stock options and RSUs. The exchange transaction was structured to provide the same relative value to employees as the Cendant awards held by such employees prior to the Company's IPO. As a result of the exchange transaction, the Company incurred stock-based compensation expense of $4.5 million, of which $1.9 million was related to the issuance to employees of vested stock options in exchange for their Cendant stock options and $2.6 million was related to the issuance to employees of common stock, which is included in selling, general and administrative expenses in the Consolidated Statement of Operations for the fiscal year ended April 30, 2005.

Stock Options

        Under the Company's 2004 Equity and Incentive Plan, stock options, except those granted pursuant to the exchange transaction described above, are generally granted with an exercise price equal to the market price of a share of common stock on the date of grant, have a term of ten years or less and vest based on four years of continuous service from the date of grant. As of April 30, 2005, there were four million stock options authorized for grant to purchase JHTS common stock under the Company's 2004 Equity and Incentive Plan, including the stock options issued by the Company in exchange for Cendant stock options at the Company's IPO date, of which 2,018,870 stock options were available for grant as of April 30, 2005.

        Following the Company's IPO, the Company incurred a $1.9 million charge to stock-based compensation expense representing the issuance to employees of vested stock options to purchase 903,935 shares of common stock in exchange for their Cendant stock options. In addition, during the fiscal year ended April 30, 2005 the Company has granted new stock options to employees to purchase 1,158,828 shares of common stock and, as a result, incurred stock-based compensation expense of $1.4 million.

        In fiscal 2005 the Company recorded a tax benefit of approximately $0.1 million related to the exercise of stock options.

        The following table summarizes the stock option activity of the Company's stock options during the fiscal years ended April 30, 2005 and for the fiscal years ended April 30, 2004 and 2003 of the Cendant stock options issued to the Company's employees. Stock option activity for fiscals 2004 and 2003 may not necessarily be indicative of what the activity would have been had the Company been a stand-alone entity during these periods.

	Fiscal Years Ended April 30,
	2005		2004		2003
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Beginning balance	1,396,595	$16.06	1,968,348	$15.21	2,107,144	$15.10
Cancellation of Cendant stock options	(1,396,595)	$16.06	—	—	—	—
Converted stock options from Cendant stock options at the Company's IPO date	903,935	$13.97	—	—	—	—
Stock options granted	1,158,828	$17.08	—	—	20,000	$13.02
Stock options exercised	(33,447)	$12.61	(537,087)	$12.84	(78,980)	$9.96
Stock options cancelled or expired	(81,633)	$16.85	(34,666)	$17.97	(79,816)	$16.93

Ending balance	1,947,683	$15.73	1,396,595	$16.06	1,968,348	$15.21

        The following table summarizes information regarding the Company's outstanding and exercisable stock options issued to the Company's employees as of April 30, 2005:

	Outstanding Stock Options			Exercisable Stock Options
	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
$0.01 to $9.99	55,879	5.9	$9.05	55,879	$9.05
$10.00 to $16.99	775,574	5.5	$14.25	775,574	$14.25
$17.00 to $20.00	1,116,230	8.9	$17.09	35,603	$17.19

	1,947,683		$15.73	867,056	$14.03

        The weighted average grant date fair value of the JHTS stock options granted during fiscal 2005 was $6.04. The weighted average grant date fair value of Cendant common stock options granted during fiscal 2003 was $5.98. The fair value of these stock options is estimated on the dates of grant using the Black-Scholes option-pricing model. As a result of the Company's IPO, the Company's common stock had only been publicly traded in fiscal 2005. Accordingly, expected volatility was based on the average volatilities of entities that had recently completed their respective IPOs. Additionally, the expected holding period is based upon a conservative percentage of the original contract term. The following weighted average assumptions were used for the stock options granted in the respective years:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Dividend yield	1.6%	N/A	—
Expected volatility	31.3%	N/A	49.0%
Risk-free rate of return	4.4%	N/A	2.4%
Expected holding period (years)	7.5	N/A	3.6

  Restricted Stock Units

        Following the Company's IPO, Cendant RSUs held by the Company's employees were cancelled and converted into JHTS awards. As a result, the Company issued to employees 100,880 shares of the Company's common stock in exchange for the unvested Cendant RSUs that were held by such employees prior to the Company's IPO and incurred a $2.6 million stock-based compensation charge of which approximately $1.0 million represents the value of shares withheld to satisfy the employees' income and payroll tax obligation.

        The following table presents the total number of shares of common stock represented by RSUs granted to the Company's employees and non-employee directors, including those RSUs granted in connection with the exchange transaction, as of April 30, 2005.

	RSUs	Weighted Average Grant Price
Cendant RSUs related to JHTS employees as of April 30, 2004	106,497	$13.76
Transferred (1)	8,844	$13.64
Forfeited (2)	(5,718)	$13.64

Cendant RSUs exchanged for JHTS common stock at the Company's IPO date	109,623	$13.76

JHTS awards issued in exchange for unvested Cendant RSUs at the Company's IPO date	100,880	$17.29
Vested	(100,880)	$17.29
Granted at fair value	25,636	$18.17

Number of shares of common stock represented by RSUs outstanding as of April 30, 2005	25,636	$18.17

(1)
Represents RSUs attributable to the movement of employees between JHTS and Cendant.

(2)
Represents RSUs attributable to employees who departed from JHTS prior to the Company's IPO date.

        In fiscal 2005 the Company incurred a stock-based compensation charge of approximately $0.5 million in connection with the issuance of fully vested and non-forfeitable RSUs to certain non-employee directors that are payable in shares of the Company's common stock as a one-time distribution upon termination of services.

14.   INCOME TAXES

        The Company was included in the consolidated federal income tax return of Cendant up until the Company's IPO date. In addition, the Company files unitary and combined state income tax returns with Cendant in jurisdictions where required. The provision for income taxes is computed as if the Company filed its federal and state tax returns on a stand-alone basis for the entire year.

        The provision for income taxes consists of:

	For the Years Ended April 30,
	2005	2004	2003
	(In thousands)
Current
Federal	$16,931	$18,671	$21,105
State	3,976	3,869	3,952

	20,907	22,540	25,057
Deferred
Federal	10,190	4,546	1,110
State	1,108	418	277

	11,298	4,964	1,387

Provision for income taxes	$32,205	$27,504	$26,444

        Deferred income tax assets and liabilities consist of:

	As of April 30,
	2005	2004
	(In thousands)
Current deferred income tax assets
Accrued liabilities and deferred income	$5,049	$5,012
Provision for doubtful accounts and other	1,039	1,869

Total current deferred income tax assets	6,088	6,881

Current deferred income tax liabilities
Prepaid expenses	2,642	1,807

Total current deferred income tax liabilities	2,642	1,807

Current net deferred income tax asset	$3,446	$5,074

Non-current deferred income tax assets
Accrued liabilities and deferred income	$8,827	$6,584
Net operating loss carryforwards	1,112	6,650
Valuation allowance	(1,112)	(1,112)

Total non-current deferred income tax assets	8,827	12,122

Non-current deferred income tax liabilities
Depreciation and amortization	42,366	36,465
Other	2,466	1,992

Total non-current deferred income tax liabilities	44,832	38,457

Non-current net deferred income tax liability	$36,005	$26,335

        The valuation allowance of $1.1 million as of April 30, 2005 relates to deferred tax assets for state net operating loss carryforwards that were acquired in connection with acquisition of TSA in fiscal 2002. The valuation allowance will be adjusted to goodwill when, and if, the Company determines that the deferred income tax assets are more likely than not to be realized based upon existing state tax laws.

        The Company's effective income tax rate differs from the United States statutory rate as follows:

	For the Years Ended April 30,
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	4.0	3.9	4.1
Other	0.2	0.1	—

Effective income tax rate	39.2%	39.0%	39.1%

15.    FINANCIAL INSTRUMENTS

Credit Risk and Exposure

        The Company invests its excess cash in deposits with high quality institutions. As of April 30, 2005, the Company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The Company had not incurred any credit risk losses related to those investments.

        Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts and notes receivable and development advance notes with its franchisees. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. As of April 30, 2005, there were no significant concentrations of credit risk with any individual franchisee or groups of franchisees. Concentrations of credit risk associated with receivables are considered minimal due to the Company's diverse customer base. The Company maintains a provision of potential credit losses based on expected collectibility of all receivables, which the Company believes is adequate for its credit loss exposure. The Company does not normally require collateral or other security to support credit sales.

        Accounts receivable due from the two financial institutions that facilitate the Company's financial products was $6.2 million as of April 30, 2005. The Company considers both financial institutions credit worthy and the Company has not historically had any credit losses in connection with related receivables.

Fair Value

        The estimated fair value of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their respective carrying amounts due to the short-term maturities of these assets and liabilities. The estimated fair value of development advances approximate its carrying amount as development advances are carried on the Consolidated Balance Sheet net of both amortization and provision for uncollectible amounts. The estimated fair value of long-term debt approximated its carrying amount as of April 30, 2005 as the interest rate on the long-term debt was variable and adjusted to market every three months.

        The fair value of notes receivable is determined based on the net present value of estimated payments to be received over the life of the note. The carrying amount and estimated fair value for notes receivable were $5.9 million and $6.5 million, respectively, as of April 30, 2005; and $5.4 million and $4.4 million, respectively, as of April 30, 2004.

16.    SEGMENT INFORMATION

        The Company manages and evaluates the operating results of the business in two segments:

  •
  Franchise Operations—This segment consists of the operations of the Company's franchise business, including royalty and marketing and advertising revenues, financial product fees, other financial product revenues and other revenues;

  •
  Company-Owned Office Operations—This segment consists of the operations of the Company's owned offices for which the Company recognizes service revenues for the preparation of tax returns and related services.

        Management evaluates the operating results of each of its reportable segments based upon revenues and income before income taxes. Intersegment transactions approximate fair market value and are not significant.

        Company-Owned Office Operations typically recognizes marketing and advertising expenses equal to 6% of service revenues from operations, similar to that of Franchise Operations, which typically recognizes marketing and advertising expenses equal to 6% of total revenues earned by franchises. In addition, Company-Owned Office Operations also recognizes regional and local marketing and advertising expenses.

	Franchise Operations	Company- Owned Office Operations	Corporate and Other(a)	Total
	(In thousands)
Fiscal year ended April 30, 2005
Total revenues	$169,466	$63,021	$—	$232,487

Expenses:
Cost of operations	27,426	42,928	—	70,354
Marketing and advertising	27,416	5,550	—	32,966
Selling, general and administrative	4,130	3,554	22,713	30,397
Depreciation and amortization	7,645	3,753	—	11,398

Total expenses	66,617	55,785	22,713	145,115

Income (loss) from operations	$102,849	$7,236	$(22,713)	$87,372

Income (loss) before income taxes	$103,878	$7,261	$(28,983)	$82,156

Total assets	$594,447	$77,853	$2,789	$675,089

Capital expenditures	$3,471	$1,448	$—	$4,919

	Franchise Operations	Company- Owned Office Operations	Corporate and Other(a)	Total
		(In thousands)
Fiscal year ended April 30, 2004
Total revenues	$149,025	$56,590	$—	$205,615
Expenses:
Cost of operations	21,921	41,639	—	63,560
Marketing and advertising	24,212	5,252	—	29,464
Selling, general and administrative	3,597	3,075	23,828	30,500
Depreciation and amortization	7,608	4,303	—	11,911

Total expenses	57,338	54,269	23,828	135,435

Income (loss) from operations	$91,687	$2,321	$(23,828)	$70,180

Income (loss) before income taxes	$92,344	$2,321	$(24,201)	$70,464

Total assets	$511,485	$65,584	$148,873	$725,942

Capital expenditures	$1,483	$2,482	$—	$3,965

	Franchise Operations	Company- Owned Office Operations	Corporate and Other(a)	Total
		(In thousands)
Fiscal year ended April 30, 2003
Total revenues	$123,127	$48,420	$—	$171,547

Expenses:
Cost of operations	18,971	34,184	—	53,155
Marketing and advertising	20,631	4,455	—	25,086
Selling, general and administrative	3,365	2,435	9,197	14,997
Depreciation and amortization	7,274	4,249	—	11,523

Total expenses	50,241	45,323	9,197	104,761

Income (loss) from operations	$72,886	$3,097	$(9,197)	$66,786

Income (loss) before income taxes	$73,677	$3,097	$(9,197)	$67,577

Total assets	$491,252	$70,844	$99,805	$661,901

Capital expenditures	$2,514	$2,714	$—	$5,228

(a)
Amounts included in income (loss) before income taxes represent unallocated corporate overhead supporting segments including legal, litigation settlement charge, finance, human resources, real estate facilities and strategic development activities, as well as interest expense. Additionally, fiscal 2005 includes costs related to being an independent public company, including additional insurance costs and stock-based compensation. Total assets represent unallocated common assets supporting both segments, including amounts due from Cendant in fiscal 2004 and 2003.

17.    COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment.

        Future minimum lease payments required under noncancelable operating leases are as follows:

Fiscal Year	Amount
(In thousands)
2006	$8,973
2007	5,820
2008	3,359
2009	1,853
2010	1,355
2011 and thereafter	3,403

Total	$24,763

        Rent expense is included in selling, general and administrative expense and cost of company-owned office operations expense in the Consolidated Statements of Operations. Certain leases also contain rent escalation clauses that require additional rental amounts in later years of the term. Rent expense for leases with escalation clauses is recognized on a straight-line basis over the noncancelable lease term. Rent expense was $7.4 million, $9.1 million and $9.9 million, in fiscal 2005, 2004 and 2003, respectively.

Capital Lease

        As of April 30, 2005, future minimum lease payments under a noncancelable capital lease that expires in fiscal 2006 totaled $0.1 million. The portion of payments attributable to interest equaled $1,000. The associated lease obligation of $0.1 million is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet.

Guarantees

        The Company provides a guarantee that could require it to make future minimum rental payments under a three-year leasing arrangement in the event that the primary obligor does not meet its required payments in the fiscal 2004-2006 tax seasons. The Company has not recorded a liability on the Consolidated Balance Sheet with respect to this guarantee. As of April 30, 2005, the maximum potential payment under this arrangement totals $0.5 million. There have been no amounts paid by the Company under this arrangement in the past and there is no expectation that the Company will be required to make payment in the future.

        The Company provides a guarantee that requires it to pay penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for customers by company-owned offices. The Company has recognized a liability of $0.1 million as of April 30, 2005 for the fair value of such obligation undertaken in issuing the guarantee. Such liability is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet.

        The transitional agreement with Cendant provides that the Company continue to indemnify Cendant and its affiliates against potential losses based on, arising out of or resulting from, among other things, claims by third parties relating to the ownership or the operation of the Company's assets or properties and the operation or conduct of the Company's business, whether in the past or future, including any currently pending litigation against Cendant and any claims arising out of or relating to the Company's IPO. The only currently pending litigation against the Company and Cendant are the suits brought by Canieva Hood in Ohio and California, which is discussed below under "Legal Proceedings." Additionally, the transitional agreement provides that the Company will be responsible for the respective tax liabilities imposed on or attributable to the Company and any of the Company's subsidiaries relating to all taxable periods. Accordingly, the Company will indemnify Cendant and its subsidiaries against any such tax liabilities imposed on or attributable to the Company and any of the Company's subsidiaries. While there have not been any indemnification payments by JHTS under these arrangements since the Company's IPO, there can be no assurance that the Company will not be obligated to make such payments in the future.

        The Company routinely enters into contracts that include embedded indemnifications that have characteristics similar to guarantees, including obligations to protect counter parties from losses arising from the following: (a) tax, legal and other risks related to the purchase of businesses; (b) indemnification of the Company's directors and officers; (c) indemnities of various lessors in connection with facility leases for certain claims arising from such facility or lease; and (d) third-party claims, including those from franchisees, relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against the Company and the ultimate liability related to any such claims, if any, is difficult to predict. While there have not been any indemnification payments by JHTS under these arrangements in the past, there can be no assurance that the Company will not be obligated to make such payments in the future.

Legal Proceedings

        On August 27, 2002, a plaintiff group comprising of 154 franchisees filed an action against SBB&T and the Company in the Superior Court of New Jersey, Morris County. The suit alleged, among other things, that the Company breached an agreement with the plaintiffs by not paying them a portion of surpluses in RAL loss reserves. The plaintiffs sought a declaratory judgment, an accounting, payment of an incentive rebate, unspecified compensatory and punitive damages, treble damages and attorneys' fees. By an order dated December 6, 2002, the court dismissed the conversion and fraud counts of the complaint with prejudice. The plaintiffs filed an amended complaint on March 17, 2003. The parties submitted the matter to mediation in July 2003, which resulted in a settlement in which the Company agreed, among other things, to make a $2.0 million cash payment, spend an additional $2.0 million on regional advertising from 2004 through 2006, pay additional rebates to franchisees of up to $3.00 per RAL processed during the 2004 through 2006 tax seasons, subject to performance criteria, and implement a temporary royalty fee reduction program for certain new franchise offices. On December 19, 2003, the court issued a ruling enforcing the settlement and dismissed the action with prejudice. As of April 30, 2005, 152 plaintiffs in the action have executed the settlement agreement. One plaintiff has appealed the enforcement order of December 19, 2003. Accordingly, a $10.4 million charge was recognized in fiscal 2004 and is included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations. On May 17, 2005, the Superior Court of New Jersey Appellate Division reversed the trial court's December 19, 2003 ruling as to the one who appealed, and remanded for further proceedings. The Company has filed a petition for certification with the New Jersey Supreme Court, which has not ruled on the petition. In fiscal 2005 the Company made cash payments of $3.0 million towards the litigation settlement. As of April 30, 2005, $3.1 million of the Company's litigation settlement accrual is included in accounts payable and accrued liabilities and $1.7 million is included in other non-current liabilities on the Consolidated Balance Sheet.

        On or about April 4, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against SBB&T and the Company, subsequently adding Cendant, in the Superior Court of California (Santa Barbara) in connection with the provision of RALs, seeking declaratory relief as to the lawfulness of the practice of cross-lender debt collection, the validity of SBB&T's cross-lender debt collection provision and whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent. The Company was joined in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T. The Company filed a demurrer and subsequently answered the amended complaint, denying any liability. The Court, sitting in Santa Barbara, has granted a motion to dismiss SBB&T and other banks who are third-party defendants on the ground that the claims are preempted by federal law. Plaintiffs have appealed that decision. The Court has stayed all other proceedings, pending appeal. The Company believes it has meritorious defenses to the claims and is defending against them vigorously. Ms. Hood has also filed a separate suit against the Company and Cendant on December 18, 2003 in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. The allegations relate to the same set of facts as the California action. The Company filed a motion to stay or dismiss, which was denied, and subsequently answered the Complaint, denying any liability. The case is in its discovery and pretrial stage. The Company believes it has meritorious defenses to the claims and is defending against the case vigorously.

        On June 18, 2004, Myron Benton brought a purported class action against SBB&T and the Company in the Supreme Court of the State of New York (County of New York) in connection with disclosures made in connection with the provision of RALs, alleging that the disclosures and related practices are fraudulent and otherwise unlawful, and seeking equitable and monetary relief. The Company filed a motion to dismiss that complaint. In response, Benton withdrew his original complaint and filed an amended complaint on January 3, 2005. The Company filed a motion to dismiss the amended complaint, which is currently pending. While this matter is at a preliminary stage, the Company believes it has meritorious defenses to the claims and intends to defend them vigorously.

        The Company is from time to time subject to other legal proceedings and claims in the ordinary course of business, none of which the Company believes are likely to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, there can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

18.   SUPPLEMENTARY DATA: SELECTED CONSOLIDATED QUARTERLY DATA (UNAUDITED)

        The following table presents our unaudited consolidated statements of operations data for each of the eight quarters in the period ended April 30, 2005. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in "Part I—Item 1—Risk Factors."

	Fiscal Year 2005 Quarter Ended
	April 30, 2005 (1), (3), (4), (5)	January 31, 2005 (3), (4)	October 31, 2004 (3), (4)	July 31, 2004 (2), (3), (4)
	(In thousands, except per share amounts)
Revenues	$143,052	$73,237	$7,415	$8,783

Income (loss) from operations	$91,176	$30,517	$(16,102)	$(18,219)

Net income (loss)	$54,575	$17,546	$(10,724)	$(11,446)

Earnings (loss) per share:
Basic	$1.45	$0.47	$(0.29)	$(0.30)

Diluted	$1.44	$0.46	$(0.29)	$(0.30)

	Fiscal Year 2004 Quarter Ended
	April 30, 2004 (5), (6)	January 31, 2004 (5)	October 31, 2003	July 31, 2003 (5)
	(In thousands, except per share amounts)
Revenues	$132,771	$59,526	$7,546	$5,772

Income (loss) from operations	$86,182	$18,768	$(14,175)	$(20,595)

Net income (loss)	$52,431	$11,394	$(8,505)	$(12,360)

Earnings (loss) per share:
Basic and diluted	$1.40	$0.30	$(0.23)	$(0.33)

(1)
The Company entered into a new agreement with SBB&T which became effective with the facilitation of RALs beginning in January 2005.

(2)
In the first quarter of fiscal 2005, the Company incurred a stock-based compensation charge of $4.5 million in connection with the Company's IPO.

(3)
In fiscal 2005, the Company incurred interest expense of $6.7 million primarily as a result of the issuance in June 2004 of the $175.0 million in Notes in connection with the Company's IPO. Interest expense was $0.7 million, $1.8 million, $2.0 million and $2.2 million in the first, second, third and fourth quarters of fiscal 2005, respectively.

(4)
In fiscal 2005, the Company incurred $4.9 million in costs related to being an independent public company, such as additional insurance costs and stock-based compensation. Independent public company costs were $0.9 million, $1.4 million, $1.3 million and $1.3 million in the first, second, third and fourth quarters of fiscal 2005, respectively.

(5)
In fiscal 2004, the Company incurred a litigation settlement charge of $10.4 million. Litigation settlement charges were $8.0 million, $0.9 million and $1.5 million in the first, third and fourth quarters of fiscal 2005, respectively. In the fourth quarter of fiscal 2005, the Company recognized a $0.6 million recovery in the related litigation settlement liability to reflect updated information based on historical experience.

(6)
In the fourth quarter of fiscal 2004, the Company recorded a decrease of the bad debt reserve of $2.0 million in connection with improved collection performance.

        The accumulation of four quarters in fiscal years 2005 and 2004 for earnings (loss) per share may not equal the related per share amounts for the years ended April 30, 2005 and 2004 due to the timing of the exercise of stock options and the antidilutive effect of stock options.

19.   SUBSEQUENT EVENTS (UNAUDITED)

New Corporate Headquarters

        On May 1, 2005, the Company signed a new lease with a new lessor for office space located in Parsippany, New Jersey. The Company plans to relocate its current corporate headquarters to this office space in the second quarter of fiscal 2006. The lease expires in October 2012. Annual base rental expense is $1.2 million.

Declaration of Dividend

        On May 26, 2005, the Company's Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock, payable on July 15, 2005, to common stockholders of record on June 28, 2005.

Repayment of Notes and Establishment of $250 Million Credit Facility

        On June 27, 2005, the Company repaid the entire $175.0 million of Notes that were outstanding as of April 30, 2005. The Company used cash provided by operating activities of $76.0 million and borrowed $99.0 million from its $100 Million Credit Facility that was established in June 2004. The Company incurred a non-cash charge of $1.4 million related to the write-off of deferred financing costs associated with the repayment of the Notes.

        On June 29, 2005, the Company established a $250.0 million five-year unsecured credit facility (the "$250 Million Credit Facility"). Borrowings under the $250 Million Credit Facility are to be used to finance working capital needs, potential acquisitions and other general corporate purposes including the repurchase of the Company's common stock.

        Also on June 29, 2005, the Company repaid in full the $99.0 million that was outstanding under the $100 Million Credit Facility with proceeds from the $250 Million Credit Facility and then immediately terminated the $100 Million Credit Facility. The Company incurred a non-cash charge of $1.3 million related to the write-off of deferred financing costs associated with the termination of the $100 Million Credit Facility.

        On May 26, 2005, the Company and a financial institution entered into a bridge credit agreement ("Bridge Agreement"), pursuant to which the financial institution agreed to establish a revolving line of credit in favor of the Company in the aggregate principal amount of up to $50.0 million to temporarily supplement the Company's $100 Million Credit Facility after repaying the Notes. The Bridge Agreement was scheduled to terminate by no later than January 31, 2006, but was terminated upon the execution of the $250 Million Credit Facility on June 29, 2005. The Company did not borrow against the $50.0 million that temporarily supplemented the Company's $100 Million Credit Facility.

Information Technology Support and Services Agreement

        On June 30, 2005, the Company entered into a five-year agreement with a service provider at a cost of $0.7 million annually to provide information technology support and services and notified Cendant of its intention to terminate such services under the transitional agreement with Cendant as of September 30, 2005. As a result, the Company is required to pay Cendant an estimated early-termination penalty of $0.1 million representing the unamortized lease costs of computer hardware specific to the Company's mainframe environment and unpaid actual costs incurred by Cendant with respect to these services.

SCHEDULE II

JACKSON HEWITT TAX SERVICE, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended April 30,
	2005	2004	2003
	(in thousands)
Valuation and Qualifying Accounts Allowance for Doubtful Accounts(1):
Balance at beginning of period	$4,672	$6,560	$7,359
Charged to costs and expenses	3,081	2,802	2,461
Deductions	(3,038)	(4,690)	(3,260)

Balance at end of period	$4,715	$4,672	$6,560

Deferred Tax Asset Valuation Allowance:
Balance at beginning of period	$1,112	$1,112	$1,112
Charged to costs and expenses	—	—	—
Deductions	—	—	—

Balance at end of period	$1,112	$1,112	$1,112

(1)
Represents aggregate allowance for doubtful accounts related to accounts receivable, notes receivable and development advances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Internal Controls Over Financial Reporting

        There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information contained in our Proxy Statement under the sections titled "Board of Directors", "Section 16A Beneficial Ownership Reporting Compliance" and "Executive Officers" is incorporated herein by reference in response to this item.

        We have adopted a Code of Conduct that applies to all of our officers and employees, including our principal executive and principal financial officers. We have also adopted a Code of Ethics for Senior Executive and Financial Officers, which applies to all of our senior executive and financial officers, including our principal executive officer, principal financial officer and principal accounting officer, and a Code of Business Conduct and Ethics for Directors, which applies to all of our directors. You can find each of these Codes in the "Investor Relations—Corporate Governance" section of our website at www.jacksonhewitt.com. We will post on our website any amendments to these Codes, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the NYSE. You can also obtain a printed copy of the codes by writing to our Corporate Secretary at Jackson Hewitt Tax Service, Inc., 7 Sylvan Way, Parsippany, NJ 07054.

ITEM 11. EXECUTIVE COMPENSATION.

        The information contained in our Proxy Statement under the section titled "Executive Compensation and Other Information" is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information contained in our Proxy Statement under the section titled "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation and Other Information—Equity Compensation Plan Information" is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information contained in our Proxy Statement under the section titled "Certain Relationships and Related Transactions" is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information contained in our Proxy Statement under the section titled "Ratification of Appointment of Auditors" is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)
(1) Financial Statements. The index to the Consolidated Financial Statements is found on page 48 of this Report.

(2)
Financial Statement Schedule. Financial Statement Schedule II is found on page 81 of this Report.

(3)
Exhibits. The list of exhibits set forth on the Exhibit Index is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2005.

JACKSON HEWITT TAX SERVICE INC.
By:	/s/ MICHAEL D. LISTER Michael D. Lister President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ MARK L. HEIMBOUCH Mark L. Heimbouch Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 29, 2005.

Signature	Title

/s/ MICHAEL D. LISTER Michael D. Lister	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ MARK L. HEIMBOUCH Mark L. Heimbouch	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)
/s/ ULYSSES L. BRIDGEMAN, JR. Ulysses L. Bridgeman, Jr.	Director
/s/ RODMAN L. DRAKE Rodman L. Drake	Director
/s/ MARGARET MILNER RICHARDSON Margaret Milner Richardson	Director
/s/ LOUIS P. SALVATORE Louis P. Salvatore	Director
/s/ JAMES C. SPIRA James C. Spira	Director

Exhibit Index

Exhibit No.		Description of Document
3.1		Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference.
3.2		Amended and Restated By-Laws of Jackson Hewitt Tax Service Inc., dated May 26, 2005.
4.1		Form of Common Stock Certificate, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.
4.2		Rights Agreement between Jackson Hewitt Tax Service Inc. and The Bank of New York Rights Agent, dated June 24, 2004, filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference.
10.1	*	Employment Agreement between Jackson Hewitt Tax Service Inc. and Michael D. Lister, dated June 2004, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference.
10.2	*	Employment Agreement between Jackson Hewitt Tax Service Inc. and Mark L. Heimbouch, dated June 2004, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference.
10.3		Transitional Agreement among Cendant Corporation, Cendant Operations, Inc. and Jackson Hewitt Tax Service Inc., dated June 25, 2004, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference.
10.4		Refund Anticipation Loan Program Agreement between Jackson Hewitt Inc. and Santa Barbara Bank & Trust, dated May 5, 2004, filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.
10.5		Amended and Restated Program Agreement between Jackson Hewitt Inc., Household Tax Masters Inc. and Beneficial Franchise Company Inc., dated as of January 1, 2003, filed as Exhibit 10.5, filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.
10.6		Credit Agreement among Jackson Hewitt Tax Service Inc., as Parent, Jackson Hewitt Inc., as Borrower, the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent, dated June 25, 2004, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference.
10.7		Leasing Operations Supplier Agreement (Products and/or Services) between Jackson Hewitt Inc. and Wal-Mart Stores, Inc., dated April 8, 2004, filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.
10.8		Form of Franchise Agreement.
10.9	*	2004 Equity and Incentive Plan, filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.

10.10	*	Employee Stock Purchase Plan, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.
10.11		Form of Settlement Agreement between Jackson Hewitt Inc. and the Settling Plaintiff, filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.
10.12		Form of Settlement Agreement between Jackson Hewitt Inc. and the Settling Franchisee, filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.
10.13		Note Purchase Agreement relating to the Floating Rate Senior Notes among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc. and the Purchasers named therein, dated June 21, 2004, filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference.
10.14	*	Letter Agreement for Steven L. Barnett, filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.
10.15	*	Letter Agreement for Richard P. Enchura, filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.
10.16	*	Letter Agreement for Perb B. Fortner, filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.
10.17	*	Letter Agreement for William A. Scavone, filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.
10.18	*	Letter Agreement for Jeanmarie Cooney, filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.
10.19	*	Non-employee Directors Deferred Compensation Plan, filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.
10.20	*	Form of Stock Option Agreement under the 2004 Equity and Incentive Plan, filed as Exhibit 10.20 to the Company's to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004, file number 1-32215, is incorporated herein by reference.
10.21		First Amendment to Credit Agreement among Jackson Hewitt Inc., as Borrower, the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent, dated January 7, 2005, filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2005, file number 1-32215, is incorporated herein by reference.
10.22		First Amendment to Note Purchase Agreement relating to the Floating Rate Senior Notes among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc. and the Purchasers named therein, dated January 7, 2005, filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2005, file number 1-32215, is incorporated herein by reference.

10.23		Letter Agreement between Jackson Hewitt Inc. and Santa Barbara Bank & Trust, dated April 20, 2005, amending Refund Anticipation Loan Program Agreement between Jackson Hewitt Inc. and Santa Barbara Bank & Trust, dated May 5, 2004, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 26, 2005, file number 1-32215, is incorporated herein by reference.
10.24	*	2005 Annual Voluntary Deferred Compensation Plan and Form of Deferred Compensation Agreement, filed as Exhibit 10.24 to the Company's to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2005, file number 1-32215, is incorporated herein by reference.
10.25		Lease Agreement dated as of May 1, 2005 by and between Dun & Bradstreet, Inc. and Jackson Hewitt Tax Service Inc, filed as Exhibit 10.25 to the Company's Current Report on Form 8-K dated May 5, 2005, file number 1-32215, is incorporated herein by reference.
10.26	*	Consulting Agreement, dated May 10, 2005, between Jackson Hewitt Inc. and Perb B. Fortner.
10.27		Credit Agreement by and between Jackson Hewitt Tax Service Inc., as Parent, Jackson Hewitt Inc., as Borrower and Wachovia Lender National Association, as Lender, dated May 26, 2005.
10.28		Credit Agreement among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc. and Hewfant, Inc., as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as co-Syndication Agents, Manufacturers and Traders Trust Company and PNC Bank, National Association, as co-Documentation Agents, and Wachovia Capital Markets, LLC, as Sole Lead Arranger and Sole Book Runner, dated as of June 29, 2005.
10.29	*	Restriction on Sale Agreement dated July 13, 2005 between Jackson Hewitt Tax Service Inc. and Michael D. Lister.
14.1		Jackson Hewitt Tax Service Inc. Code of Conduct.
14.2		Jackson Hewitt Tax Service Inc. Code of Ethics for Senior Executive and Financial Officers.
14.3		Jackson Hewitt Tax Service Inc. Code of Business Conduct and Ethics for Directors.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Deloitte & Touche.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
JACKSON HEWITT TAX SERVICE INC. TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
JACKSON HEWITT TAX SERVICE INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts)
JACKSON HEWITT TAX SERVICE INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except per share amounts)
JACKSON HEWITT TAX SERVICE INC. CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (Dollars in thousands)
JACKSON HEWITT TAX SERVICE INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
JACKSON HEWITT TAX SERVICE INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  11. ACQUISITIONS
  12. LONG-TERM DEBT AND CREDIT FACILITY
SCHEDULE II JACKSON HEWITT TAX SERVICE, INC. VALUATION AND QUALIFYING ACCOUNTS
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.
SIGNATURES
Exhibit Index