Form 10-Q
period 2005-07-31
JACKSON HEWITT TAX SERVICE INC
filed 2005-09-14
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

The number of shares outstanding of the registrant’s common stock was 36,659,372 (net of 1,109,000 shares held in treasury) as of August 31, 2005.

JACKSON HEWITT TAX SERVICE INC.

PART 1 — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of
	July 31, 2005	April 30, 2005
Assets
Current assets:
Cash and cash equivalents	$1,565	$113,264
Accounts receivable, net of allowance for doubtful accounts of $1,878 and $1,840, respectively	2,453	15,187
Notes receivable, net	3,561	3,156
Prepaid expenses and other	7,048	7,542
Deferred income taxes	4,238	3,446

Total current assets	18,865	142,595

Property and equipment, net	32,499	33,942
Goodwill	392,877	392,691
Other intangible assets, net	87,001	87,634
Notes receivable, net	3,385	2,765
Other non-current assets, net	13,395	15,462

Total assets	$548,022	$675,089

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$13,180	$27,581
Income taxes payable	8,959	21,339
Deferred revenues	8,152	7,834

Total current liabilities	30,291	56,754

Long-term debt	110,000	175,000
Deferred income taxes	36,761	36,005
Other non-current liabilities	8,370	11,093

Total liabilities	185,422	278,852

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Common stock, par value $0.01; Authorized: 200,000,000 shares; Issued: 37,762,412 and 37,634,327 shares, respectively	378	376
Additional paid-in capital	347,733	344,908
Retained earnings	34,762	50,953
Less: Treasury stock, at cost: 860,600 and zero shares, respectively	(20,273)	—

Total stockholders’ equity	362,600	396,237

Total liabilities and stockholders’ equity	$548,022	$675,089

The accompanying notes are an integral part of these Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended July 31,
	2005	2004

Revenues
Franchise operations revenues:
Royalty	$455	$600
Marketing and advertising	210	275
Financial product fees	1,846	1,702
Other financial product revenues	1,310	3,496
Other	1,982	2,259
Service revenues from company-owned office operations	304	451

Total revenues	6,107	8,783

Expenses
Cost of franchise operations	7,512	6,854
Marketing and advertising	2,683	2,212
Cost of company-owned office operations	4,179	4,617
Selling, general and administrative	6,837	10,480
Depreciation and amortization	2,659	2,839

Total expenses	23,870	27,002

Loss from operations	(17,763)	(18,219)
Other income/(expense):
Interest income	730	152
Interest expense	(2,034)	(757)
Write-off of deferred financing costs	(2,677)	—

Loss before income taxes	(21,744)	(18,824)
Benefit from income taxes	(8,537)	(7,378)

Net loss	$(13,207)	$(11,446)

Loss per share:
Basic and diluted	$(0.35)	$(0.30)

Dividends declared per share:
Basic and diluted	$0.08	$0.07

Weighted average shares outstanding:
Basic and diluted	37,418	37,547

The accompanying notes are an integral part of these Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended July 31,
	2005	2004
Operating activities:
Net loss	$(13,207)	$(11,446)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,659	2,839
Amortization of Gold Guarantee product	(549)	(394)
Amortization of development advances	287	241
Amortization of deferred financing costs	126	49
Write-off of deferred financing costs	2,677	—
Provision for uncollectible receivables	8	325
Decrease in bad debt reserve	(535)	—
Stock-based compensation	506	4,940
Deferred income taxes	(36)	(4,772)
Other	11	—
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	13,231	24,863
Notes receivable	(904)	(1,045)
Prepaid expenses and other	344	(135)
Other non-current assets	(797)	(143)
Accounts payable and accrued liabilities	(26,018)	(6,502)
Deferred revenues	839	(958)
Other non-current liabilities	(1,323)	(1,471)

Net cash (used in) provided by operating activities	(22,681)	6,391

Investing activities:
Capital expenditures	(593)	(436)
Funding of development advances	(945)	(1,556)
Cash paid for acquisitions	(156)	(3)

Net cash used in investing activities	(1,694)	(1,995)

Financing activities:
Common stock repurchases	(20,273)	—
Proceeds from issuance of Notes	—	175,000
Cash portion of Special Dividend to Cendant Corporation (“Cendant”)	—	(175,000)
Repayment of Notes	(175,000)	—
Borrowings under revolving credit facility	110,000	—
Proceeds from issuance of common stock	1,688	—
Dividends paid to shareholders	(2,982)	—
Debt issuance costs	(667)	(2,884)
Payments on capitalized lease obligation	(90)	—
Decrease in Due from Cendant	—	12,133

Net cash (used in) provided by financing activities	(87,324)	9,249

Net (decrease) increase in cash and cash equivalents	(111,699)	13,645
Cash and cash equivalents, beginning of period	113,264	5,266

Cash and cash equivalents, end of period	$1,565	$18,911

Supplemental disclosure for non-cash investing and financing transactions:
Special Dividend – Distribution of Due from Cendant	$—	$131,852

Tax benefit from exercise of stock options	$315	$—

Common stock grant	$525	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Jackson Hewitt Tax Service Inc. (“JHTS” or the “Company”), through its subsidiaries, provides computerized preparation of federal and state personal income tax returns through a network of franchised and company-owned offices under the brand name Jackson Hewitt Tax Service®. Jackson Hewitt Inc. (“JHI”) is a 100% owned subsidiary of JHTS. Company-owned office operations are conducted by Tax Services of America, Inc. (“TSA”), which is a wholly-owned subsidiary of JHI. The Consolidated Financial Statements include the accounts and transactions of JHTS and its subsidiaries.

Initial Public Offering

On June 25, 2004, Cendant Corporation (“Cendant”) divested 100% of its ownership interest in JHTS through an initial public offering (“IPO”). JHTS did not receive any proceeds from the sale of the Company’s common stock by Cendant. In contemplation of the Company’s IPO, JHTS declared a stock dividend, which increased the number of common shares outstanding from 100 to 37,500,000. Stockholders’ equity has been adjusted retroactively for the effect of the stock dividend for all periods presented prior to the Company’s separation from Cendant.

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

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and other financial information included in the Company’s Annual Report on Form 10-K which was filed with the SEC on July 29, 2005.

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

The Company’s results of operations and cash flows for the period from May 1, 2004 through the Company’s IPO date reflect the historical results of operations and cash flows of the business divested by Cendant in the Company’s IPO. As a result, the accompanying Consolidated Financial Statements may not necessarily reflect the Company’s results of operations and cash flows in the future or what the Company’s results of operations and cash flows would have been had JHTS been a stand-alone public company during this period. See Note 8 - “Related Party Transactions,” for a more detailed description of the Company’s transactions with Cendant.

Comprehensive Loss

The Company’s comprehensive loss is solely comprised of net loss from the Company’s results of operations.

Reclassifications

Certain amounts presented in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

2. RECENT ACCOUNTING PRONOUNCEMENT AND SIGNIFICANT ACCOUNTING POLICY

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company is required to adopt the provisions of SFAS No. 123R by May 1, 2006. On January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” As a result, the Company has been recording stock-based compensation expense since January 1, 2003 for employee stock awards that were granted or modified subsequent to December 31, 2002. In addition, the Company’s current practice with respect to forfeitures is to recognize the related benefit upon forfeiture of the award. Upon adoption of SFAS No. 123R, the Company will be required to recognize compensation expense net of estimated forfeitures upon the issuance of the award. The Company is currently evaluating the remaining provisions of SFAS No. 123R to determine the effect, if any, it may have on the Company’s financial position, results of operations, or cash flows.

Rent Expense

Total rent payments in an operating lease are recognized straight-line over the lease term, including any rent holiday period(s). Reimbursements for leasehold improvements are accounted for as a deferred rental liability and recognized as a reduction to rent expense over the term of the lease.

3. COMPUTATION OF LOSS PER SHARE

The computation of basic loss per share is calculated by dividing net loss available to the Company’s common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss available to the Company’s common stockholders by an adjusted weighted average number of common shares outstanding assuming conversion of potentially dilutive securities arising from stock options outstanding.

The following table presents the computation of basic and diluted loss per share:

	Three Months Ended July 31,
	2005	2004
Net loss, basic and diluted (in thousands)	$(13,207)	$(11,446)

Weighted average shares outstanding (in thousands):
Basic and diluted	37,418	37,547

Loss per share:
Basic and diluted	$(0.35)	$(0.30)

Stock options to purchase 2,361,495 and 2,033,922 shares of common stock were not included in the computation of diluted net loss per share for the three months ended July 31, 2005 and 2004, respectively, because the effect would have been antidilutive.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2005	$336,767	$55,924	$392,691
Additions	—	186	186

Balance as of July 31, 2005	$336,767	$56,110	$392,877

Other intangible assets consist of:

	As of July 31, 2005			As of April 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(11,585)	$4,467	$16,052	$(11,184)	$4,868
Customer relationships(b)	7,143	(5,609)	1,534	7,143	(5,377)	1,766

Total amortizable other intangible assets	$23,195	$(17,194)	6,001	$23,195	$(16,561)	6,634

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000

Total other intangible assets			$87,001			$87,634

(a)	Amortized over a period of 10 years.
(b)	Amortized over a period of, on average, five years.

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2005	$85,868	$1,766	$87,634
Amortization	(401)	(232)	(633)

Balance as of July 31, 2005	$85,467	$1,534	$87,001

Amortization expense relating to other intangible assets was as follows:

	Three Months Ended July 31,
	2005	2004
	(In thousands)
Franchise agreements	$401	$401
Customer relationships	232	271

Total	$633	$672

Estimated amortization expense related to other intangible assets for each of the respective periods in the fiscal years ended April 30 is as follows:

Amount
(In thousands)
Remaining nine months in fiscal 2006	$1,853
2007	2,158
2008	1,293
2009	217
2010	138
2011 and thereafter	342

Total	$6,001

5. NOTES RECEIVABLE, NET

Notes receivable, net, consists of the following:

	As of
	July 31, 2005	April 30, 2005
	(In thousands)
Notes receivable	$8,474	$7,570
Less allowance for uncollectible amounts	(1,528)	(1,649)

Notes receivable, net	6,946	5,921
Less current portion, net	(3,561)	(3,156)

Notes receivable, net—non-current	$3,385	$2,765

6. DEVELOPMENT ADVANCES, NET

Development advances, net consists of the following:

	As of
	July 31, 2005	April 30, 2005
	(In thousands)
Unamortized development advances	$8,320	$7,662
Less allowance	(1,240)	(1,226)

Development advances, net	$7,080	$6,436

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	As of
	July 31, 2005	April 30, 2005
	(In thousands)
Accounts payable	$617	$2,089
Accrued payroll and related liabilities	2,216	10,385
Accrued litigation settlement	2,728	3,107
Accrued marketing and advertising	4,242	6,479
Accrued purchase price obligations	—	120
Outstanding checks	—	1,304
Other accrued liabilities	3,377	4,097

Total accounts payable and accrued liabilities	$13,180	$27,581

8. RELATED PARTY TRANSACTIONS

Special Dividend Paid to Cendant

Upon completion of the Company’s IPO in June 2004, the Company declared a special dividend to Cendant in the amount of $306.9 million (the “Special Dividend”). The $175.0 million cash portion of this Special Dividend was funded entirely from the net proceeds of five-year floating rate senior unsecured notes, as discussed more fully in Note 9—”Long-Term Debt and Credit Facilities.” The remaining $131.9 million represented the distribution of a receivable from Cendant.

The Company recorded the Special Dividend as a reduction to retained earnings of $175.3 million and a reduction to additional paid-in capital of $131.6 million. The amount by which retained earnings was reduced represented the accumulation of all earnings by the Company up to the Company’s IPO date at which time the Company began operating as a separate public company.

Allocation and Funding of Expenses

Through the Company’s IPO date, the Company was allocated general corporate overhead expenses from Cendant for corporate-related functions as well as other expenses directly attributable to the Company. Cendant allocated corporate overhead to the Company based on a percentage of the Company’s forecasted revenues and allocated other expenses that directly benefited the Company based on the Company’s actual utilization of the services. Corporate expense allocations included executive management, finance, human resources, information technology, legal and real estate facility usage and were $0.8 million during the period from May 1, 2004 to the Company’s IPO date. This amount is included in selling, general and administrative expenses in the Consolidated Statement of Operations. The Company believes the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Cendant to the Company were reasonable and are consistent with the amounts that would have been incurred if the Company had performed these functions as a stand-alone company.

All allocated overhead expenses as well as direct charges were included in Due from Cendant on the Consolidated Balance Sheets. No interest was charged by Cendant or received by the Company in any period presented with respect to intercompany balances. Prior to the Company’s IPO, Cendant used cash swept from the Company’s bank accounts to fund these disbursements.

The major categories of intercompany activity between the Company and Cendant were as follows:

Period from May 1, 2004 to the Company’s IPO Date
(In thousands)
Due from Cendant as of April 30, 2004	$143,985

Corporate allocations	(750)
Payroll and related	(5,461)
Accounts payable funding	(12,878)
Income taxes	2,509
Cash sweeps	4,447

Subtotal	(12,133)
Special Dividend - distribution of Due from Cendant	(131,852)

Due from Cendant as of the Company’s IPO date	$—

Transitional Agreement and Other Related Agreements

Upon completion of the Company’s IPO, the Company entered into a transitional agreement with Cendant to provide for an orderly transition to being an independent company and to govern the continuing arrangements between the Company and Cendant. The Company also entered into a sublease agreement for its corporate headquarters in Parsippany, New Jersey which expires in September 2005 and a sublease assignment and assumption agreement for its technology facility in Sarasota, Florida. The Company pays rent directly to the landlord of the Sarasota, Florida facility under Cendant’s lease, which expires in May 2006. The Company’s rent and related costs under these agreements were $0.7 million and $0.4 million for the three months ended July 31, 2005 and 2004, respectively. On May 1, 2005, the Company signed a new lease with a new lessor for office space located in Parsippany, New Jersey. The Company plans to relocate its current corporate headquarters to this office space in September 2005. The lease expires in October 2012. Annual base rental expense will be $1.2 million. Under the transitional agreement, Cendant provided the Company with various services, including services relating to facilities, human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, tax support, event marketing, revenue audit services, public and regulatory affairs, telecommunications services, information technology services and call support services. The transitional agreement also contains provisions relating to indemnification, tax sharing and tax indemnification, access to information and non-solicitation of employees.

The Company incurred an aggregate of $0.7 million and $0.3 million of expenses related to such transitional and other related agreements with Cendant for the three months ended July 31, 2005 and 2004, respectively, which is included in cost of franchise operations and selling, general and administrative,

Under the transitional agreement, the cost of each transitional service generally reflects the same payment terms and is calculated using the same cost allocation methodologies for the particular service as those associated with the costs reported in the Company’s historical Consolidated Financial Statements prior to the Company’s IPO. The transitional agreement was negotiated in the context of a parent-subsidiary relationship. The provisions of many of the services were transitioned at similar costs to those allocated by Cendant historically. There are no fixed or minimum contractual purchase obligations under the transitional agreement and other related agreements.

The Company has completed most transition arrangements with Cendant and is now predominantly operational on its own financial systems and infrastructure. The Company has completed the implementation of its own back office systems including human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable and tax support. On June 30, 2005, the Company entered into a five-year agreement with a service provider at a cost of $0.7 million annually to provide information technology support and services and notified Cendant of its intention to terminate such services under the transitional agreement with Cendant as of September 30, 2005. As a result, the Company is required to pay Cendant an early-termination penalty of $0.1 million representing the unamortized lease costs of computer hardware specific to the Company’s mainframe environment and unpaid actual costs incurred by Cendant with respect to these services. Also, on July 14, 2005, Cendant provided 120 day written notice to the Company of its intent to discontinue providing revenue audit services to the Company. The Company is currently evaluating various alternatives to replace the revenue audit services.

Remaining services, for which the Company relies on Cendant and which the Company is continuing to evaluate, are as follows:

•	Telecommunications services: Cendant will continue to provide the Company with telecommunications services under the transitional agreement as an unaffiliated entity until June 30, 2007. Both Cendant and the Company may terminate the provision of these services, without penalty, upon 180 days written notice by the terminating party.

•	Call support services: Cendant will continue to provide the Company with call support services under the transitional agreement until December 31, 2005. The Company may terminate the provision of these services, without penalty, upon 60 days prior written notice to Cendant. Cendant may terminate providing these services to the Company, without penalty, upon 120 days prior written notice to the Company.

•	Event marketing services: Cendant will continue to provide the Company with event marketing services under the transitional agreement through December 31, 2005. Neither Cendant nor the Company has the ability to terminate these services prior to the expiration of the transitional agreement.

9. LONG-TERM DEBT AND CREDIT FACILITIES

$250 Million Credit Facility

On June 29, 2005, the Company established a $250.0 million five-year unsecured credit facility (the “$250 Million Credit Facility”) that made many of the covenants less restrictive than the covenants in the Company’s prior debt agreements and reduced the cost of debt. Borrowings under the $250 Million Credit Facility are to be used to finance working capital needs, potential acquisitions and other general corporate purposes including repurchases of the Company’s common stock. The $250 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Eurodollar borrowings bear interest at the London Inter-Bank Offer Rate, (“LIBOR”) as defined in the $250 Million Credit Facility, plus a credit spread as defined in the $250 Million Credit Facility, currently 0.95% per annum. Base Rate borrowings bear interest primarily at the Prime Rate, as defined in the $250 Million Credit Facility. The $250 Million Credit Facility carries an annual fee currently at 0.175% of the unused portion of the $250 Million Credit Facility, which is payable quarterly. The Company may also use the $250 Million Credit Facility to issue letters of credit for general corporate purposes. There was a $1.0 million letter of credit outstanding under the $250 Million Credit Facility as of July 31, 2005.

In connection with entering into the $250 Million Credit Facility, the Company incurred $0.7 million of financing fees, which were deferred and are being amortized to interest expense over the five-year term of the $250 Million Credit Facility. Amortization of financing fees amounted to $11,000 for the three months ended July 31, 2005.

Interest expense associated with borrowings under the $250 Million Credit Facility was $0.5 million for the three months ended July 31, 2005.

The $250 Million Credit Facility agreement contains covenants, including the requirement that the Company maintain certain financial covenants, such as a maximum consolidated leverage ratio of 2.5 to 1.0 and a minimum consolidated interest coverage ratio of 4.0 to 1.0. The consolidated leverage ratio is the ratio of consolidated debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), each as defined in the $250 Million Credit Facility. The consolidated interest coverage ratio is the ratio of consolidated EBITDA to consolidated interest expense, each as defined in the $250 Million Credit Facility. The maximum leverage ratio and minimum interest coverage ratio remains fixed through the five-year term of the $250 Million Credit Facility. As of July 31, 2005, the Company was in compliance with these covenants.

The $250 Million Credit Facility contains various customary restrictive covenants that limit the Company’s ability to, among other things, (i) incur additional indebtedness or guarantees, (ii) create liens or other encumbrances on the Company’s property, (iii) enter into a merger or similar transaction, (iv) sell or transfer property except in the ordinary course of business, and (v) make dividend and other restricted payments.

Floating Rate Senior Unsecured Notes

On June 27, 2005, the Company repaid in full $175.0 million of five-year floating-rate senior unsecured notes (“Notes”) that were outstanding as of April 30, 2005. To repay the Notes, the Company used cash provided by operations from the prior tax season of $76.0 million and borrowed $99.0 million under the $100.0 million five-year revolving credit facility (the “$100 Million Credit Facility”), discussed below.

The Company had issued the $175.0 million of five-year floating rate senior unsecured notes through a private placement on June 25, 2004 in connection with the Company’s IPO. The purpose of the Notes issuance was to fund the cash portion of the Special Dividend paid to Cendant upon Cendant’s divestiture of its entire ownership in the Company. The Notes bore interest based on the three-month LIBOR plus 1.5%.

In connection with the issuance of the Notes, the Company incurred $1.7 million of financing fees which were deferred and were being amortized to interest expense over the life of the Notes. Amortization of such fees amounted to $0.1 million and $25,000 for the three months ended July 31, 2005 and 2004, respectively. The Company incurred a non-cash charge of $1.4 million for the three months ended July 31, 2005 related to the write-off of deferred financing costs associated with the repayment of the Notes.

The agreement governing the Notes contained substantially similar provisions and covenants to those contained in the $100 Million Credit Facility, as well as customary event of default provisions and other terms and conditions that were consistent with those contained in similar debt obligations of issuers with a credit quality similar to JHTS. The agreements that governed the Notes and $100 Million Credit Facility were amended on January 7, 2005 to permit the Company to repurchase additional shares of common stock.

Interest expense under the Notes amounted to $1.3 million and $0.6 million for the three months ended July 31, 2005 and 2004, respectively.

$100 Million Credit Facility

On June 29, 2005, the Company repaid and then immediately terminated the $100 Million Credit Facility, which the Company had established on June 25, 2004. Borrowings under the $100 Million Credit Facility were available to finance working capital needs, acquisitions and other general corporate purposes. The $100 Million Credit Facility provided for loans in the form of Eurodollar or Alternate Base Rate borrowings. Eurodollar borrowings bore interest at the adjusted LIBOR, as defined in the $100 Million Credit Facility, plus 1.25% per annum. Alternate Base Rate borrowings bore interest primarily at the prime rate, as defined in the $100 Million Credit Facility, plus 0.25% per annum. The Company also was permitted to use the $100 Million Credit Facility to issue letters of credit for general corporate purposes. The $100 Million Credit Facility carried an annual facility fee of 0.25% of the total commitment amount which was payable quarterly.

In connection with entering into the $100 Million Credit Facility, the Company incurred $1.6 million of financing fees, which were deferred and were being amortized to interest expense over the five-year term of the $100 Million Credit Facility. Amortization of financing fees amounted to $0.1 million and $24,000 for the three months ended July 31, 2005 and 2004, respectively. The Company incurred a non-cash charge of $1.3 million for the three months ended July 31, 2005 related to the write-off of deferred financing costs associated with the termination of the $100 Million Credit Facility.

As discussed above, on June 27, 2005, the Company borrowed $99.0 million from the $100 Million Credit Facility and two days later repaid this amount in full. Interest expense associated with borrowings under the $100 Million Credit Facility was $35,000 for the three months ended July 31, 2005.

Bridge Agreement

On May 26, 2005, the Company and a financial institution entered into a bridge credit agreement (the “Bridge Agreement”), pursuant to which the financial institution agreed to establish a revolving line of credit in favor of the Company in the aggregate principal amount of up to $50.0 million to temporarily supplement the Company’s $100 Million Credit Facility after repaying the Notes. The interest payable on the unpaid principal amount of any amount borrowed under the Bridge Agreement was calculated at a rate equal to the LIBOR, as defined in the Bridge Agreement, plus 1.25%. The Bridge Agreement incorporated by reference certain terms and conditions set forth in the $100 Million Credit Facility. The Bridge Agreement was scheduled to terminate by no later than January 31, 2006, but was terminated upon the execution of the $250 Million Credit Facility on June 29, 2005. The Company did not borrow against the Bridge Agreement. The Company incurred a fee of $45,000 for the three months ended July 31, 2005 in connection with the Bridge Agreement which is included in interest expense.

10. STOCK-BASED COMPENSATION

Exchange Transaction

Prior to the Company’s IPO, certain employees of the Company were granted stock options and restricted stock units (“RSUs”) under Cendant’s stock-based compensation plans. In connection with the Company’s IPO and pursuant to the consent of each holder, the Company issued to employees 903,935 vested stock options and 100,880 shares of common stock in exchange for their Cendant stock options and RSUs. The exchange transaction was structured to provide the same relative value to employees as the Cendant awards held by such employees prior to the Company’s IPO. As a result of the exchange transaction, the Company incurred stock-based compensation expense of $4.5 million for the three months ended July 31, 2004 which is included in selling, general and administrative expenses in the Consolidated Statement of Operations. Included in the $4.5 million charge was a $1.9 million charge related to the issuance to employees of vested stock options to purchase shares of common stock in exchange for their Cendant stock options. Additionally, Cendant RSUs held by the Company’s employees were cancelled and converted into JHTS awards. As a result, the Company issued to employees shares of the Company’s common stock in exchange for the unvested Cendant RSUs that were held by such employees prior to the Company’s IPO and incurred $2.6 million of stock-based compensation expense of which approximately $1.0 million represents the value of shares withheld to satisfy the employees’ income and payroll tax obligation.

Stock Options

In addition to the exchange transaction, the Company incurred stock-based compensation expense of $0.4 million and $0.2 million in the three months ended July 31, 2005 and 2004, respectively, in connection with stock options granted to employees.

Restricted Stock Units

In addition to the exchange transaction, the Company incurred stock-based compensation expense of $0.1 million and $0.3 million in the three months ended July 31, 2005 and 2004, respectively, in connection with the issuance of fully vested and non-forfeitable RSUs to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services.

11. SHARE REPURCHASE PROGRAM

On July 5, 2005, the Company’s Board of Directors authorized a $50.0 million share repurchase program. During the three months ended July 31, 2005, the Company paid $20.3 million, including commissions, to repurchase 860,600 shares of its common stock of which 500,000 shares were acquired under a previously authorized repurchase program. No shares that have been repurchased have been retired as of July 31, 2005. As of July 31, 2005, the Company had $41.1 million of authorization remaining under its share repurchase program.

12. SEGMENT INFORMATION

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

(In thousands)	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
Three months ended July 31, 2005
Revenues	$5,803	$304	$—	$6,107

Loss before income taxes	$(6,883)	$(5,347)	$(9,514)	$(21,744)

Three months ended July 31, 2004
Revenues	$8,332	$451	$—	$8,783

Loss before income taxes	$(3,253)	$(6,268)	$(9,303)	$(18,824)

(a)	Amounts included in loss before income taxes represent unallocated corporate overhead supporting segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as stock-based compensation, interest income and interest expense.

13. COMMITMENTS AND CONTINGENCIES

Guarantees

The Company is required to provide various types of surety bonds, such as tax preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations. These bonds vary in duration although most are issued and outstanding from one to two years. As of July 31, 2005, the maximum potential payment under the aggregate outstanding surety bonds is approximately $1.8 million. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company provides a guarantee that could require it to make future minimum rental payments under a three-year leasing arrangement, which expires after the upcoming tax season, in the event that the primary obligor does not meet its required payments. The Company has not recorded a liability on the Consolidated Balance Sheet with respect to this guarantee. As of July 31, 2005, the maximum potential payment under this arrangement totals $0.5 million. There have been no amounts paid by the Company under this arrangement in the past and there is no expectation that the Company will be required to make payment in the future.

The Company, through Tax Services of America, Inc., provides customers of company-owned stores with a guarantee in connection with the preparation of tax returns that may require it in certain circumstances to pay penalties and interest assessed by a taxing authority. The Company has recognized a liability of $0.1 million as of July 31, 2005 for the fair value of the obligation undertaken in issuing the guarantee. Such liability is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past and the Company does not expect to be required to make payment in the future.

The transitional agreement with Cendant provides that the Company continue to indemnify Cendant and its affiliates against potential losses based on, arising out of or resulting from, among other things, claims by third parties relating to the ownership or the operation of the Company’s assets or properties and the operation or conduct of the Company’s business, whether in the past or future, including any currently pending litigation against Cendant and any claims arising out of or relating to the Company’s IPO. The only currently pending litigation against the Company and Cendant are the suits brought by Canieva Hood in Ohio and California, which is discussed in “Legal Proceedings.” Additionally, the transitional agreement provides that the Company will be responsible for the respective tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries relating to all taxable periods. Accordingly, the Company will indemnify Cendant and its subsidiaries against any such tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries. While there have not been any indemnification payments by the Company under these arrangements since the Company’s IPO, there can be no assurance that the Company will not be obligated to make such payments in the future.

There was a $1.0 million letter of credit outstanding under the $250 Million Credit Facility as of July 31, 2005 as required under the Company’s rental agreement for the new corporate headquarters.

The Company routinely enters into contracts that include embedded indemnifications that have characteristics similar to guarantees, including obligations to protect counter parties from losses arising from the following: (a) tax, legal and other risks related to the purchase of businesses; (b) indemnification of the Company’s directors and officers; (c) indemnities of various lessors in connection with facility leases for certain claims arising from such facility or lease; and (d) third-party claims, including those from franchisees, relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against the Company and the ultimate liability related to any such claims, if any, is difficult to predict. While there have not been any indemnification payments by JHTS under these arrangements in the past, there can be no assurance that the Company will not be obligated to make such payments in the future.

Legal Proceedings

On August 27, 2002, a plaintiff group comprising of 154 franchisees filed an action against SBB&T and the Company in the Superior Court of New Jersey, Morris County. The suit alleged, among other things, that the Company breached an agreement with the plaintiffs by not paying them a portion of surpluses in RAL loss reserves. The plaintiffs sought a declaratory judgment, an accounting, payment of an incentive rebate, unspecified compensatory and punitive damages, treble damages and attorneys’ fees. By an order dated December 6, 2002, the court dismissed the conversion and fraud counts of the complaint with prejudice. The plaintiffs filed an amended complaint on March 17, 2003. The parties submitted the matter to mediation in July 2003, which resulted in a settlement in which the Company agreed, among other things, to make a $2.0 million cash payment, spend an additional $2.0 million on regional advertising from 2004 through 2006, pay additional rebates to franchisees of up to $3.00 per RAL processed during the 2004 through 2006 tax seasons, subject to performance criteria, and implement a temporary royalty fee reduction program for certain new franchise offices. On December 19, 2003, the court issued a ruling enforcing the settlement and dismissed the action with prejudice. Accordingly, a $10.4 million charge was recognized in fiscal 2004. As of July 31, 2005 the Company has made cash payments of $4.8 million towards the litigation settlement. As of July 31, 2005, $2.7 million of the Company’s litigation settlement accrual is included in accounts payable and accrued liabilities and $0.3 million is included in other non-current liabilities on the Consolidated Balance Sheet.

As of July 31, 2005, 152 plaintiffs in the action have executed the settlement agreement. One plaintiff has appealed the enforcement order of December 19, 2003. On May 17, 2005, the Superior Court of New Jersey Appellate Division reversed the trial court’s December 19, 2003 ruling as to the one who appealed, and remanded for further proceedings. The Company has filed a petition for certification with the New Jersey Supreme Court, which was granted on July 20, 2005. The decision of the New Jersey Supreme Court is currently pending.

On or about April 4, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against SBB&T and the Company, subsequently adding Cendant, in the Superior Court of California (Santa Barbara) in connection with the provision of RALs, seeking declaratory relief as to the lawfulness of the practice of cross-lender debt collection, the validity of SBB&T’s cross-lender debt collection provision and whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent. The Company was joined in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T. The Company filed a demurrer and subsequently answered the amended complaint, denying any liability. The Court, sitting in Santa Barbara, has granted a motion to dismiss SBB&T and other banks who are third-party defendants on the ground that the claims are preempted by federal law. Plaintiffs have appealed that decision. The Court has stayed all other proceedings, pending appeal. The Company believes it has meritorious defenses to the claims and is defending against them vigorously. Ms. Hood has also filed a separate suit against the Company and Cendant on December 18, 2003 in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. The allegations relate to the same set of facts as the California action. The Company filed a motion to stay or dismiss, which was denied, and subsequently answered the Complaint, denying any liability. The case is in its discovery and pretrial stage. The Company has filed a motion to stay the action, or in the alternative to add SBB&T as a third-party defendant, pending a decision in the California appeal. The Company believes it has meritorious defenses to the claims and is defending against the case vigorously.

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

14. SUBSEQUENT EVENTS

Declaration of Dividend

On August 24, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock, payable on October 14, 2005, to common stockholders of record on September 28, 2005.

Interest Rate Swap Agreements

In August 2005, the Company entered into interest rate swap agreements, which become effective in October 2005, to hedge a total of $50.0 million of floating-rate debt. These interest rate swap agreements were executed in order to convert a portion of the outstanding borrowings under the $250 Million Credit Facility floating-rate debt into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. Under these interest rate swap agreements, the Company receives a floating interest rate based on the three-month LIBOR (in arrears) and pays a fixed interest rate averaging 4.44%. These agreements mature in June 2010 and were determined to be cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Accordingly, SFAS No. 133 allows the interest rate swap agreement gains and losses to offset the related interest expense on the hedged borrowings in the Consolidated Statement of Operations. Additionally, the interest rate swap agreements will be measured at fair value on the Consolidated Balance Sheet. Changes in the fair value of the swap agreements will be reported as a component of other comprehensive income (loss).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on July 29, 2005.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including but not limited to those contained in “Part I. Item 1—Consolidated Financial Statements” and notes thereto, “Part I. Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 1—Legal Proceedings” and included in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of Jackson Hewitt Tax Service Inc, including the Company’s expectations regarding the continuation of its share repurchase program. All statements in this report, other than statements that are purely historical, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could.” These forward-looking statements involve risks and uncertainties.

Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the following potential risks and uncertainties: our ability to achieve the same level of growth in revenues and profits that we have in the past; government initiatives that simplify tax return preparation, improve the timing and efficiency of processing tax returns or decrease the number of tax returns filed or the size of the refunds; government legislation and regulation of the tax preparation industry and related products and services offered or facilitated, including refund anticipation loans (“RALs”); our exposure to litigation; our ability to protect our customers’ personal information; the success of our franchised offices; our responsibility to third parties for the acts of our franchisees; disruptions in our relationships with our franchisees; changes in our relationships with financial product providers that could affect our ability to facilitate the sale of financial products; changes in our relationships with retailers that could affect our growth and profitability; seasonality of our business and its effect on our stock price; competition from tax return preparation service providers; our ability to offer innovative new products and services; our reliance on electronic communications to perform the core functions of our business; our reliance on cash flow from subsidiaries; our compliance with revolving credit facility covenants; our exposure to increases in prevailing market interest rates; the effect of market conditions, general conditions in the tax return preparation industry or general economic conditions; and changes in accounting policies or practices.

Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control. As a result of these factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. Readers should also consult the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended April 30, 2005 and our other public filings with the SEC. Copies are available from the SEC or Jackson Hewitt website. We assume no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Jackson Hewitt is the second largest paid tax return preparer in the United States based on the number of individual tax returns filed by paid preparers. In fiscal 2005, we operated a nationwide network comprised of 4,871 franchised offices and 613 company-owned offices under the Jackson Hewitt Tax Service® brand. In fiscal 2005, our network filed 3.3 million tax returns, which we estimate represented less than 5% of the total individual paid tax return preparer industry in the United States. We generate revenues from fees paid by our franchisees, service revenues earned at company-owned offices and revenues earned in connection with our facilitation of the sale of financial products. “Jackson Hewitt,” “we,” “our,” and “us,” are used interchangeably to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

Separation from Cendant Corporation and Related Party Transactions

On June 25, 2004, Cendant Corporation (“Cendant”) divested 100% of its ownership interest in us through an initial public offering (“IPO”). Upon completion of our IPO, we entered into a transitional agreement with Cendant to provide for an orderly transition to being an independent company and to govern the continuing arrangements between us and Cendant. We also entered into a sublease agreement for our corporate headquarters in Parsippany, New Jersey which expires in September 2005 and a sublease assignment and assumption agreement for our technology facility in Sarasota, Florida. We pay rent directly to the landlord of the Sarasota, Florida facility under Cendant’s lease, which expires in May 2006. Our rent and related costs under these agreements were $0.7 million and $0.4 million for the three months ended July 31, 2005 and 2004, respectively. On May 1, 2005, we signed a new lease with a new lessor for office space located in Parsippany, New Jersey. We plan to relocate our current corporate headquarters to this office space in September 2005. The lease expires in October 2012. Annual base rental expense will be $1.2 million. Under the transitional agreement, Cendant provided us with various services, including services relating to facilities, human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, tax support, event marketing, revenue audit services, public and regulatory affairs, telecommunications services, information technology services and call support services. The transitional agreement also contains provisions relating to indemnification, tax sharing and tax indemnification, access to information and non-solicitation of employees.

We incurred an aggregate of $0.7 million and $0.3 million of expenses related to such transitional and other related agreements with Cendant for the three months ended July 31, 2005 and 2004, respectively.

Under the transitional agreement, the cost of each transitional service generally reflects the same payment terms and is calculated using the same cost allocation methodologies for the particular service as those associated with the costs reported in our historical Consolidated Financial Statements prior to our IPO. The transitional agreement was negotiated in the context of a parent-subsidiary relationship. The provisions of many of the services were transitioned at similar costs to those allocated by Cendant historically. There are no fixed or minimum contractual purchase obligations under the transitional agreement and other related agreements.

We have completed most transition arrangements with Cendant and are now predominantly operational on our own financial systems and infrastructure. We have completed the implementation of our own back office systems including human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable and tax support. On June 30, 2005, we entered into a five-year agreement with a service provider at a cost of $0.7 million annually to provide information technology support and services and notified Cendant of our intention to terminate such services under the transitional agreement with Cendant as of September 30, 2005. As a result, we are required to pay Cendant an early-termination penalty of $0.1 million representing the unamortized lease costs of computer hardware specific to our mainframe environment and unpaid actual costs incurred by Cendant with respect to these services. Also, on July 14, 2005, Cendant provided 120 day written notice to us of its intent to discontinue providing revenue audit services to us. We are currently looking at various alternatives to replace the revenue audit services.

Remaining services, for which we rely on Cendant and which we are continuing to evaluate, are as follows:

•	Telecommunications services: Cendant will continue to provide us with telecommunications services under the transitional agreement as an unaffiliated entity until June 30, 2007. Both Cendant and we may terminate the provision of these services, without penalty, upon 180 days written notice by the terminating party.

•	Call support services: Cendant will continue to provide us with call support services under the transitional agreement until December 31, 2005. We may terminate the provision of call these services, without penalty, upon 60 days prior written notice to Cendant. Cendant may terminate providing these services to us, without penalty, upon 120 days prior written notice to us.

•

Event marketing services: Cendant will continue to provide us with event marketing services under the transitional agreement through December 31, 2005. Neither Cendant nor we have the ability to terminate these services prior to the expiration of the transitional agreement.

Prior Period Financial Statements

Our unaudited consolidated statements of operations and cash flows for the three months ended July 31, 2004 reflect the historical results of operations and cash flows of our business divested by Cendant in our IPO. As a result, the accompanying Consolidated Financial Statements may not necessarily reflect our results of operations and cash flows in the future or what our results of operations and cash flows would have been had we been a stand-alone public company during this period.

Key Trends Affecting Our Results

The following is a summary of the key trends that affected our financial results up through the period ended July 31, 2005. Please also see “Forward-Looking Statements” for a discussion of uncertainties facing our business.

Our revenues have grown significantly over the past three fiscal years achieved, in part, through rapidly establishing offices in areas with large markets for our services. The following are the key factors currently affecting our results:

•	Seasonality of Revenues and Results of Operations — Given the seasonal nature of the tax preparation business, we have historically generated and expect to generate substantially all of our revenues during the tax season period from January through April of each year, which overlaps our third and fourth fiscal quarters. During fiscal 2005, we generated approximately 91% of our revenues during this four-month period. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs primarily associated with preparing for the upcoming tax season.

•	Franchise Business Model — A majority of our revenues are derived from our franchise system, which has increased significantly over the past three fiscal years. Our franchise business model enables us to grow more quickly with less capital investment and lower operating expenses than if we directly operated all of the offices in our network. The franchise business model has an inherently higher profit margin than our company-owned offices, as our existing infrastructure permits additional franchise growth without significant additional fixed cost investment.

•	Other Financial Product Revenues - Other financial product revenues represent a portion of the revenues we earn from the facilitation of RALs. Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A. (“SBB&T”) provided approximately 80% of the RALs facilitated by us in fiscal 2005, with the remainder provided by Household Tax Masters Inc. Our current agreement with SBB&T became effective with RALs facilitated by our network beginning in January 2005. In lieu of earning revenues based upon the amount of finance fees and uncollected loans, our current agreement with SBB&T provides for the following:

•	A fee of $19.00 for each RAL facilitated by our network. If the amount of uncollected loans exceeds the net finance fees received by SBB&T, then we have agreed to reimburse SBB&T in an amount equal to 50% of such difference.

•	An additional fee of $2.00 for each RAL facilitated by our network subject to a threshold by which net finance fees received by SBB&T must exceed uncollected loans by an amount ranging from 0.5% to 0.6% of the aggregate principal amount of RALs facilitated by our network. Revenues will be recognized when, and if, this threshold is exceeded.

•	A variable fee equal to 50% of the amount by which the net finance fees received by SBB&T exceeds uncollected loans by a threshold amount of at least 1.0% of the aggregate principal amount of RALs facilitated by our network. Revenues will be recognized when, and if, this threshold is exceeded.

We will continue to receive a portion of the collections with respect to RALs facilitated by SBB&T in prior years, although we expect such amounts from prior year loans facilitated by SBB&T to diminish. It is expected that other financial product revenues will continue to decline in the first two quarters of each fiscal period, on a year over year basis.

RESULTS OF OPERATIONS

Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

Consolidated Results of Operations

	Three Months Ended July 31,
	2005	2004
	(in thousands)
Revenues
Franchise operations revenues:
Royalty	$455	$600
Marketing and advertising	210	275
Financial product fees	1,846	1,702
Other financial product revenues	1,310	3,496
Other	1,982	2,259
Service revenues from company-owned office operations	304	451

Total revenues	6,107	8,783

Expenses
Cost of franchise operations	7,512	6,854
Marketing and advertising	2,683	2,212
Cost of company-owned office operations	4,179	4,617
Selling, general and administrative	6,837	10,480
Depreciation and amortization	2,659	2,839

Total expenses	23,870	27,002

Loss from operations	(17,763)	(18,219)
Other income/(expense):
Interest income	730	152
Interest expense	(2,034)	(757)
Write-off of deferred financing costs	(2,677)	—

Loss before income taxes	(21,744)	(18,824)
Benefit from income taxes	(8,537)	(7,378)

Net loss	$(13,207)	$(11,446)

Given the seasonality of our business, approximately 2% of the total tax returns prepared by our network in fiscal 2005 were prepared in the first two fiscal quarters. Consequently, the number of tax returns prepared during the first two fiscal quarters and the corresponding revenues are not indicative of the overall trends of our business for the fiscal year. Most tax returns prepared in the first two fiscal quarters are related to either tax returns for which filing extensions had been applied for by the customer or amended tax returns.

Three Months Ended July 31, 2005 as Compared to Three Months Ended July 31, 2004

Total Revenues

Total revenues decreased $2.7 million, or 30%, primarily due to a change in the agreement with SBB&T which resulted in lower other financial product revenues earned. Beginning in January 2005, we earned primarily a fixed fee during tax season at the time RALs are facilitated with SBB&T. As a result, the three months ended July 31, 2005 included $0.8 million of other financial product revenues related to the sale of RALs facilitated by SBB&T in prior years, as compared to $2.9 million earned in the three months ended July 31, 2004. Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total expenses decreased $3.1 million, or 12%. The more notable highlights with respect to expenses incurred were as follows:

Cost of franchise operations: Cost of franchise operations increased $0.7 million, or 10%, primarily due to the growth in our Gold Guarantee program as expense from the Gold Guarantee product is charged ratably over the product’s 36-month life.

Marketing and advertising: Marketing and advertising expenses increased $0.5 million, or 21%, in anticipation of growth in the business in the upcoming tax season.

Cost of company-owned office operations: Costs of company-owned office operations decreased $0.4 million, or 9%, primarily due to a $0.5 million recovery of previously written-off receivables.

Selling, general and administrative: Selling, general and administrative decreased $3.6 million, or 35%. Included in the three months ended July 31, 2005 were expenses of $1.1 million related to a full quarter of additional insurance costs and on-going stock-based compensation as compared to $0.7 million in the just over one month subsequent to our IPO in June 2004. In addition, in the three months ended July 31, 2005 we incurred costs of $0.2 million related to Sarbanes-Oxley. Included in the three months ended July 31, 2004 was a stock-based compensation charge of $4.5 million related to the issuance to our employees of vested stock options and shares of common stock in exchange for Cendant stock options and unvested restricted stock units that were held by our employees prior to our IPO.

Other Income/(Expense)

Please see Corporate and Other for the highlights regarding interest income, interest expense and write-off of deferred financing costs.

Segment Results and Corporate and Other

Franchise Operations

Results of Operations

	Three Months Ended July 31,
	2005	2004
	(in thousands)
Revenues
Royalty	$455	$600
Marketing and advertising	210	275
Financial product fees	1,846	1,702
Other financial product revenues	1,310	3,496
Other	1,982	2,259

Total revenues	5,803	8,332

Expenses
Cost of franchise operations	7,512	6,854
Marketing and advertising	2,499	1,971
Selling, general and administrative	881	1,014
Depreciation and amortization	1,983	1,892

Total expenses	12,875	11,731

Loss from operations	(7,072)	(3,399)
Other income/(expense):
Interest income	189	146

Loss before income taxes	$(6,883)	$(3,253)

Three Months Ended July 31, 2005 as Compared to Three Months Ended July 31, 2004

Total Revenues

Total revenues decreased $2.5 million, or 30%. The more notable highlights with respect to revenues earned were as follows:

Other financial product revenues: A change in the agreement with SBB&T resulted in lower other financial product revenues earned. Beginning in January 2005, we earned primarily a fixed fee during tax season when RALs are facilitated with SBB&T. As a result, the three months ended July 31, 2005 included $0.8 million of other financial product revenues related to the sale of RALs facilitated by SBB&T in prior years, as compared to $2.9 million earned in the three months ended July 31, 2004.

Other revenues: Other revenues decreased $0.3 million, or 12%, primarily due to the decrease in revenues related to new territories sold. We sold 52 new territories for the three months ended July 31, 2005 as compared to 65 for the three months ended July 31, 2004. We expect to sell approximately 200 territories in fiscal 2006, which is comparable to last year.

Total Expenses

Total expenses increased $1.1 million, or 10%. The more notable highlights with respect to expenses incurred were as follows:

Cost of operations: Cost of operations increased $0.7 million, or 10%, partially due to the growth in our Gold Guarantee program as expense from the Gold Guarantee product is charged ratably over the product’s 36-month life.

Marketing and advertising: Marketing and advertising expenses increased $0.5 million, or 27%, in anticipation of growth in the business in the upcoming tax season.

Company-Owned Office Operations

Results of Operations

	Three Months Ended July 31,
	2005	2004
	(in thousands)
Revenues
Service revenues from operations	$304	$451

Expenses
Cost of operations	4,179	4,617
Marketing and advertising	184	241
Selling, general and administrative	612	920
Depreciation and amortization	676	947

Total expenses	5,651	6,725

Loss from operations	(5,347)	(6,274)
Other income/(expense):
Interest income	—	6

Loss before income taxes	$(5,347)	$(6,268)

Three Months Ended July 31, 2005 as Compared to Three Months Ended July 31, 2004

Loss before income taxes

Loss before income taxes decreased $0.9 million. Cost of operations decreased $0.4 million, or 10%, primarily due to a $0.5 million recovery of previously written-off receivables. The decrease in selling, general and administrative included a decrease in litigation costs of $0.1 million. In addition, depreciation and amortization decreased $0.3 million primarily due to certain property and equipment becoming fully depreciated in fiscal 2005.

Corporate and Other

Corporate and other expenses consist of unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as stock-based compensation, interest income and interest expense.

	Three Months Ended July 31,
	2005	2004
	(in thousands)
Expenses (a)
General and administrative	$5,344	$4,038
Stock-based compensation charge related to our IPO	—	4,508

Total expenses	5,344	8,546

Other income/(expense):
Interest income	541	—
Interest expense	(2,034)	(757)
Write-off of deferred financing costs	(2,677)	—

Loss before income taxes	$(9,514)	$(9,303)

(a)	Included in selling, general and administrative in the Consolidated Statements of Operations.

Three Months Ended July 31, 2005 as Compared to Three Months Ended July 31, 2004

Corporate and other total expenses, excluding other income/(expense), decreased $3.2 million, or 37%, primarily due to the following:

•	In the three months ended July 31, 2004, we incurred a stock-based compensation charge of $4.5 million related to our IPO;

•	In the three months ended July 31, 2005, we incurred higher expenses of $0.4 million related to additional insurance costs and on-going stock-based compensation as compared to the same period last year because of only just over one month of such costs subsequent to our IPO in June 2004. In addition, in the three months ended July 31, 2005 we incurred costs of $0.2 million related to Sarbanes-Oxley.

Other income/(expense)

Interest income: We earned interest income of $0.6 million related to investment earnings on the cash equivalents on our Consolidated Balance Sheet during the quarter.

Interest expense: Interest expense increased $1.3 million. Interest expense related to the $175.0 million of five-year floating- rate senior unsecured notes (“Notes”) issued in June 2004 increased $0.7 million as a result of approximately two months of interest expense and higher interest rates in the three months ended July 31, 2005 as compared to just over one month of interest expense in the three months ended July 31, 2004. Interest expense related to borrowings under our credit facilities increased $0.5 million as we did not borrow in the three months ended July 31, 2004. In addition, amortization of deferred financing costs increased $0.1 million primarily due to just over one month of amortization in the three months ended July 31, 2004.

Write-off of deferred financing costs: We incurred a non-cash charge of $2.7 million related to the write-off of deferred financing costs associated with the repayment of the Notes and termination of our $100.0 million five-year revolving credit facility (the “$100 Million Credit Facility”).

Liquidity and Capital Resources

Historical Sources and Uses of Cash from Operations

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

Repayment of Long-Term Debt and the Establishment of a $250 Million Credit Facility

On June 27, 2005, we repaid in full $175.0 million of Notes that were outstanding as of April 30, 2005. To repay the Notes, we used cash provided by operations from the prior tax season of $76.0 million and borrowed $99.0 million under our $100 Million Credit Facility that was established in June 2004. We incurred a non-cash charge of $2.7 million related to the write-off of deferred financing costs associated with the repayment of the Notes and termination of our $100 Million Credit Facility.

On June 29, 2005, we established a $250.0 million five-year unsecured credit facility (the “$250 Million Credit Facility”) that made many of the covenants less restrictive than the covenants in our prior debt agreements and reduced the cost of debt. We repaid in full $99.0 million that was outstanding under our $100 Million Credit Facility with borrowings under our $250 Million Credit Facility and then terminated the $100 Million Credit Facility. Borrowings under the $250 Million Credit Facility are to be used to finance working capital needs, potential acquisitions and other general corporate purposes including repurchases of our common stock. The $250 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Eurodollar borrowings bear interest at LIBOR, as defined in the $250 Million Credit Facility, plus a credit spread as defined, currently 0.95% per annum. Base Rate borrowings bear interest primarily at the Prime Rate, as defined in the agreement. The $250 Million Credit Facility carries an annual fee currently at 0.175% of the unused portion of the $250 Million Credit Facility, which is payable quarterly. We may also use the $250 Million Credit Facility to issue letters of credit for general corporate purposes. There was a $1.0 million letter of credit outstanding under the $250 Million Credit Facility as of July 31, 2005.

To the extent we complete any acquisitions, we may require additional debt or equity financing to meet our capital needs. Our liquidity position may be negatively affected by unfavorable conditions in the market in which we operate. In addition, our inability to generate sufficient profits during tax season may unfavorably impact our funding requirements.

For a more detailed discussion of our $250 Million Credit Facility, including a description of financial covenants which we are required to maintain, please refer to Part 1–Item 1-Note 9, “Long-Term Debt and Credit Facilities” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

Operating activities: In the three months ended July 31, 2005, net cash used in operating activities was $22.7 million. Described below are some of the more significant items that contributed to, or partially offset, our net cash used in operating activities in the three months ended July 31, 2005:

•	Collection of accounts receivable—We collected from financial institutions for amounts recorded as receivables as of April 30, 2005. In addition, we collected cash of $0.5 million from customers in our Company-Owned Offices segment that was previously written-off.

•	Litigation settlement payments—We made payments of $1.8 million related to the litigation settlement reserve established in fiscal 2004.

•	Interest payments— We made a final interest payment of $2.1 million related to our $175.0 million Notes, which were repaid in full in June 2005.

•	Marketing and advertising payments—We made marketing and advertising payments of $4.9 million relating to increasing awareness of our brand to drive customer growth.

•	Bonus payments and deferred compensation – We made payments of $9.1 million, including related employer payroll tax obligations, for amounts earned during the period from January 2004 to April 2005.

Net cash provided by operating activities was $6.4 million in the three months ended July 31, 2004. Described below are some of the more significant items that contributed to, or partially offset, our net cash provided by operating activities in the three months ended July 31, 2004:

•	The collection of receivables related to other financial product revenues—Included in the increase in accounts receivable are revenues earned from the facilitation of RALs under our previous agreement with SBB&T. This receivable as of July 31, 2004 was related primarily to revenues earned from RALs facilitated in the January-April 2004 tax season, which were collected in the three months ended July 31, 2004.

•	Litigation settlement payments—We made payments of $1.9 million related to the litigation settlement reserve established in fiscal 2004.

•	Marketing and advertising payments—We made marketing and advertising payments of $7.5 million relating to increasing awareness of our brand to drive customer growth.

Investing activities: Net cash used in investing activities was $1.7 million in the three months ended July 31, 2005. Our investing activities included the funding of development advances by which we provide funds to independent tax practices for the conversion of such operations to the Jackson Hewitt brand as franchisees and/or to provide funds to existing franchisees to assist in their business expansion through the acquisition of independent tax practices. We expect to continue to make such funding in the future. Capital expenditures included the build-out costs associated with our new corporate headquarters. Cash paid for acquisitions included primarily the settlement of accrued purchase price obligations.

Net cash used in investing activities was $2.0 million in the three months ended July 31, 2004. Our investing activities included capital expenditures primarily related to upgrades on our information technology systems and funding of development advances.

Financing activities: Net cash used in financing activities was $87.3 million in the three months ended July 31, 2005. We repaid the entire $175.0 million of Notes that were outstanding as of April 30, 2005 with cash provided by operations from the prior tax season of $76.0 million and borrowings of $99.0 million under our $100 Million Credit Facility. We then repaid in full the $99.0 million that was outstanding under the $100 Million Credit Facility with borrowings under the newly established $250 Million Credit Facility. We also borrowed an additional $11.0 million under the $250 Million Credit Facility during the quarter. We paid $20.3 million, including commissions, to repurchase 860,600 shares of our common stock. We made dividend payments to shareholders of $0.08 per share of common stock to common stockholders of record on June 28, 2005. We also paid fees to establish the $250 Million Credit Facility. Offsetting the above were the proceeds we received upon the exercise of stock options by employees.

Net cash provided by financing activities was $9.2 million in the three months ended July 31, 2004 which represented primarily the cash settlement of our remaining intercompany balance with Cendant. In addition, in connection with our IPO, we issued $175.0 million of Notes and used the entire proceeds to fund the cash portion of the Special Dividend to Cendant. We also paid fees to issue the Notes as well as to establish the $100 Million Credit Facility.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

Our primary future cash requirements will be to fund operating activities, repay credit facility borrowings, fund development advances, fund capital expenditures, fund acquisitions, pay quarterly dividends and repurchase our common stock. For the remainder of fiscal 2006 our primary cash requirements are as follows:

Credit facility repayments—We anticipate generating operating cash flow beginning in January 2006 to partially repay outstanding borrowings under the $250 Million Credit Facility.

Debt service—We expect to make periodic interest payments on our borrowings that were $110.0 million as of July 31, 2005 and are expected to increase through the third quarter of this fiscal year primarily from share repurchases and operating expenses.

Quarterly dividends— On August 24, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock, payable on October 14, 2005, to common stockholders of record on September 28, 2005. In addition, we currently intend to make quarterly cash dividend payments over the remainder of fiscal 2006.

Marketing and advertising—Cash outlays for marketing and advertising expenses are seasonal in nature and typically increase in our third and fourth fiscal quarters consistent with the tax season. Marketing and advertising expenses include national, regional and local campaigns designed to increase brand awareness and attract both early-season and late-season tax filers. Cash collections from marketing and advertising royalties from our franchise operations segment largely fund our budget for these types of expenses. We intend to increase spending in fiscal 2006 as we continue to increase awareness of our brand to drive customer growth.

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

Repurchase of shares of our common stock— As of July 31, 2005, we had $41.1 million of authorization remaining under our share repurchase program. Such repurchases may be made through open market purchases or privately negotiated transactions. Such repurchases depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Future Sources of Cash

We expect our primary sources of cash to be positive net cash provided by operating activities beginning in January and our $250 Million Credit Facility, which will both be used to fund future cash requirements for the remainder of fiscal 2006.

Interest Rate Swap Agreements

In August 2005, we entered into interest rate swap agreements, which become effective in October 2005, to hedge a total of $50.0 million of floating-rate debt. These interest rate swap agreements were executed in order to convert a portion of the outstanding borrowings under the $250 Million Credit Facility floating-rate debt into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. Under these interest rate swap agreements, we receive a floating interest rate based on the three-month LIBOR (in arrears) and pay a fixed interest rate averaging 4.44%. These agreements mature in June 2010 and were determined to be cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Accordingly, SFAS No. 133 allows the interest rate swap agreement gains and losses to offset the related interest expense on the hedged borrowings in the Consolidated Statement of Operations. Additionally, the interest rate swap agreements will be measured at fair value on the Consolidated Balance Sheet. Changes in the fair value of the swap agreements will be reported as a component of other comprehensive income (loss).

Critical Accounting Policies

In presenting our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. Events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our consolidated financial statements were the most appropriate at that time. The following critical accounting policies may affect reported results resulting in variations in our financial results both on an interim and fiscal year-end basis.

Goodwill

We review the carrying value of our goodwill, as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), by comparing the carrying value of our reporting units to their fair value. When determining fair value, we utilized various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact results. We review the carrying value of goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. An adverse change to our business would impact our consolidated results and may result in an impairment of our goodwill. The aggregate carrying value of our goodwill was $392.9 million as of July 31, 2005. See Item 1—Note 4—”Goodwill and Other Intangible Assets, Net” to our Consolidated Financial Statements for more information on goodwill.

Other Intangible Assets

In accordance with the provisions of SFAS No. 142, indefinite-lived intangible assets are carried at the lower of cost or fair value. If the fair value of the indefinite-lived intangible asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference. We review the carrying value of indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. An adverse change to our business would impact our consolidated results and may result in an impairment of our indefinite-lived intangible assets. The aggregate carrying value of our indefinite-lived intangible assets was $81.0 million as of July 31, 2005. See Item 1—Note 4—”Goodwill and Other Intangible Assets, Net” to our Consolidated Financial Statements for more information on indefinite-lived intangible assets.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). We are required to adopt the provisions of SFAS No. 123R by May 1, 2006. On January 1, 2003, we adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” As a result, we have been recording stock-based compensation expense since January 1, 2003 for employee stock awards that were granted or modified subsequent to December 31, 2002. In addition, our current practice with respect to forfeitures is to recognize the related benefit upon forfeiture of the award. Upon adoption of SFAS No. 123R, we will be required to recognize compensation expense net of estimated forfeitures upon the issuance of the award. We are currently evaluating the remaining provisions of SFAS No. 123R to determine the effect, if any, it may have on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A 1% change in the interest rate on our borrowings outstanding as of July 31, 2005 would result in an increase or decrease in interest expense of $1.1 million annually, excluding the effect of interest rate swap agreements executed subsequent to July 31, 2005.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Part 1-Item 1-Note 12, “Commitments and Contingencies,” to our Consolidated Financial Statements, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds: None.

Issuer Purchases of Equity Securities:

Period of settlement date	Total Number of Shares Repurchased	Average Price Paid per Share (including Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program
May 1-31, 2005	N/A	N/A	N/A	N/A
June 1-30, 2005	417,300	$22.49	417,300	N/A
July 1-31, 2005	443,300	24.56	443,300	N/A

Total	860,600	$23.56	860,600	$41.1 million

(a)	On June 2, 2005, we announced a 500,000 share repurchase program, which was completed on July 6, 2005. On July 5, 2005, we announced an additional $50.0 million share repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

We make available free of charge, through the investor relations’ portion of our website, www.jacksonhewitt.com, our reports on file with the SEC, including our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 2005.

JACKSON HEWITT TAX SERVICE INC.

By:

/s/ MICHAEL D. LISTER
Michael D. Lister
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MARK L. HEIMBOUCH
Mark L. Heimbouch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)