Form 10-Q
period 2005-10-31
JACKSON HEWITT TAX SERVICE INC
filed 2005-12-13
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-32215

Jackson Hewitt Tax Service Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0779692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Sylvan Way

Parsippany, New Jersey 07054

(Address of principal executive offices including zip code)

(973) 630-1040

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

The number of shares outstanding of the registrant’s common stock was 35,237,793 (net of 2,538,197 shares held in treasury) as of November 30, 2005.

JACKSON HEWITT TAX SERVICE INC.

PART 1 — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of
	October 31, 2005	April 30, 2005
Assets
Current assets:
Cash and cash equivalents	$687	$113,264
Accounts receivable, net of allowance for doubtful accounts of $1,687 and $1,840, respectively	4,986	15,187
Notes receivable, net	3,921	3,156
Prepaid expenses and other	11,163	7,542
Deferred income taxes	4,581	3,446

Total current assets	25,338	142,595

Property and equipment, net	34,900	33,942
Goodwill	391,384	392,691
Other intangible assets, net	86,315	87,634
Notes receivable, net	4,503	2,765
Other non-current assets, net	12,934	15,462

Total assets	$555,374	$675,089

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$18,225	$27,581
Income taxes payable	—	21,339
Deferred revenues	7,110	7,834

Total current liabilities	25,335	56,754

Long-term debt	173,000	175,000
Deferred income taxes	37,650	36,005
Other non-current liabilities	7,809	11,093

Total liabilities	243,794	278,852

Commitments and Contingencies (Note 15)

Stockholders’ equity:
Common stock, par value $0.01; Authorized: 200,000,000 shares; Issued: 37,769,006 and 37,634,327 shares, respectively	378	376
Additional paid-in capital	348,627	344,908
Retained earnings	20,605	50,953
Accumulated other comprehensive income	482	—
Less: Treasury stock, at cost: 2,422,900 and zero shares, respectively	(58,512)	—

Total stockholders’ equity	311,580	396,237

Total liabilities and stockholders’ equity	$555,374	$675,089

The accompanying notes are an integral part of these Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Revenues
Franchise operations revenues:
Royalty	$872	$389	$1,327	$989
Marketing and advertising	402	180	612	455
Financial product fees	2,136	1,488	3,982	3,190
Other financial product revenues	2,799	2,344	4,109	5,840
Other	2,279	2,402	4,261	4,661
Service revenues from company-owned office operations	538	612	842	1,063

Total revenues	9,026	7,415	15,133	16,198

Expenses
Cost of franchise operations	6,991	6,444	14,503	13,298
Marketing and advertising	3,172	2,986	5,855	5,198
Cost of company-owned office operations	4,964	4,922	9,143	9,539
Selling, general and administrative	8,283	6,207	15,120	16,687
Depreciation and amortization	2,724	2,958	5,383	5,797

Total expenses	26,134	23,517	50,004	50,519

Loss from operations	(17,108)	(16,102)	(34,871)	(34,321)
Other income/(expense):
Interest income	195	232	925	384
Interest expense	(1,883)	(1,760)	(3,917)	(2,517)
Write-off of deferred financing costs	—	—	(2,677)	—
Gain on sale of assets, net	216	—	216	—

Loss before income taxes	(18,580)	(17,630)	(40,324)	(36,454)
Benefit from income taxes	(7,292)	(6,906)	(15,829)	(14,284)

Net loss	$(11,288)	$(10,724)	$(24,495)	$(22,170)

Loss per share:
Basic and diluted	$(0.31)	$(0.29)	$(0.67)	$(0.59)

Dividends declared per share:
Basic and diluted	$0.08	$0.07	$0.16	$0.07

Weighted average shares outstanding:
Basic and diluted	36,218	37,621	36,818	37,584

The accompanying notes are an integral part of these Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended October 31,
	2005	2004
Operating activities:
Net loss	$(24,495)	$(22,170)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,383	5,797
Gain on sale of assets, net	(216)	—
Amortization of Gold Guarantee product	(1,098)	(788)
Amortization of development advances	583	507
Amortization of deferred financing costs	157	217
Write-off of deferred financing costs	2,677	—
Provision for uncollectible receivables	8	450
Stock-based compensation	1,276	5,484
Deferred income taxes	189	(11,678)
Other	10	—
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	10,150	28,626
Notes receivable	(2,437)	(1,702)
Prepaid expenses and other	(1,934)	(186)
Other non-current assets	(1,165)	(300)
Accounts payable and accrued liabilities	(8,953)	(2,266)
Income taxes payable	(21,339)	—
Deferred revenues	324	—
Other non-current liabilities	(490)	(1,941)

Net cash (used in) provided by operating activities	(41,370)	50

Investing activities:
Capital expenditures	(4,668)	(1,564)
Funding of development advances	(1,007)	(1,897)
Cash paid for acquisitions	(156)	(657)

Net cash used in investing activities	(5,831)	(4,118)

Financing activities:
Common stock repurchases	(58,512)	—
Proceeds from issuance of Notes	—	175,000
Cash portion of Special Dividend to Cendant	—	(175,000)
Repayment of Notes	(175,000)	—
Borrowings under revolving credit facility	173,000	—
Proceeds from issuance of common stock	1,785	186
Dividends paid to stockholders	(5,849)	(2,632)
Debt issuance costs	(681)	(3,296)
Payments on capitalized lease obligation	(119)	—
Decrease in Due from Cendant	—	12,133

Net cash (used in) provided by financing activities	(65,376)	6,391

Net (decrease) increase in cash and cash equivalents	(112,577)	2,323
Cash and cash equivalents, beginning of period	113,264	5,266

Cash and cash equivalents, end of period	$687	$7,589

Supplemental disclosure for non-cash investing and financing transactions:
Special Dividend — Distribution of Due from Cendant	$—	$131,852

Tax benefit from exercise of stock options	$340	$—

Common stock grant	$525	$—

Change in fair value of derivatives, net of tax of $321	$482	$—

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

The Company’s results of operations and cash flows for the period from May 1, 2004 through the Company’s IPO date, which is included in the six months ended October 31, 2004, reflect the historical results of operations and cash flows of the business divested by Cendant in the Company’s IPO. As a result, the accompanying Consolidated Financial Statements may not necessarily reflect the Company’s results of operations and cash flows in the future or what the Company’s results of operations and cash flows would have been had JHTS been a stand-alone public company during this period. See Note 8 - “Related Party Transactions” for a more detailed description of the Company’s transactions with Cendant.

Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net loss	$(11,288)	$(10,724)	$(24,495)	$(22,170)
Changes in fair value of derivatives	482	—	482	—

Total comprehensive loss	$(10,806)	$(10,724)	$(24,013)	$(22,170)

Reclassifications

Certain amounts presented in the prior periods’ consolidated financial statements have been reclassified to conform to the current periods’ presentation.

2. RECENT ACCOUNTING PRONOUNCEMENT AND SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company is required to adopt the provisions of SFAS No. 123R by May 1, 2006. On January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” As a result, the Company has been recording stock-based compensation expense since January 1, 2003 for employee stock awards that were granted or modified subsequent to December 31, 2002. In addition, the Company’s current practice with respect to forfeitures is to recognize the related benefit upon forfeiture of the award. Upon adoption of SFAS No. 123R, the Company will be required to recognize compensation expense net of estimated forfeitures upon the issuance of the award. The Company is currently evaluating the remaining provisions of SFAS No. 123R to determine the effect, if any, it may have on the Company’s financial position, results of operations or cash flows.

Derivatives and Hedging Activities

The Company has entered into interest rate swap agreements for the purpose of mitigating the Company’s exposure to floating interest rates on certain portions of the Company’s debt. The use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for trading purposes is strictly prohibited.

The Company’s interest rate swap agreements have been designated as cash flow hedges and are recorded on the Consolidated Balance Sheet at their fair value. Changes in the fair value of the interest rate swap agreements, to the extent that they remain highly effective, are recorded in other comprehensive income (loss). The Company formally assesses (both at inception of the hedge and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Any hedge ineffectiveness is recorded in current period results. See Note 10 – “Interest Rate Swap Agreements” for a more detailed discussion of the Company’s derivative transactions.

Rent Expense

Total rent payments in an operating lease are recognized straight-line over the lease term, including any rent holiday period(s). Reimbursements for leasehold improvements are accounted for as a deferred rental liability and recognized as a reduction to rent expense over the term of the lease.

3. COMPUTATION OF LOSS PER SHARE

The computation of basic loss per share is calculated by dividing net loss available to the Company’s common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss available to the Company’s common stockholders by an adjusted weighted average number of common shares outstanding assuming conversion of potentially dilutive securities arising from stock options outstanding. Common shares repurchased by the Company are excluded from the calculation of loss per share.

The following table presents the computation of basic and diluted loss per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Net loss, basic and diluted (in thousands)	$(11,288)	$(10,724)	$(24,495)	$(22,170)

Weighted average shares outstanding (in thousands):
Basic and diluted	36,218	37,621	36,818	37,584

Loss per share:
Basic and diluted	$(0.31)	$(0.29)	$(0.67)	$(0.59)

Stock options to purchase 2,361,527 and 2,011,140 shares of common stock were not included in the computation of diluted net loss per share for the three and six months ended October 31, 2005 and 2004, respectively, because the effect would have been antidilutive.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2005	$336,767	$55,924	$392,691
Additions	—	186	186
Dispositions	—	(1,493)	(1,493)

Balance as of October 31, 2005	$336,767	$54,617	$391,384

Other intangible assets consist of:

	As of October 31, 2005			As of April 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(11,987)	$4,065	$16,052	$(11,184)	$4,868
Customer relationships(b)	6,487	(5,237)	1,250	7,143	(5,377)	1,766

Total amortizable other intangible assets	$22,539	$(17,224)	5,315	$23,195	$(16,561)	6,634

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000

Total other intangible assets			$86,315			$87,634

(a)	Amortized over a period of 10 years.
(b)	Amortized over a period of, on average, five years.

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2005	$85,868	$1,766	$87,634
Amortization	(803)	(456)	(1,259)
Dispositions	—	(60)	(60)

Balance as of October 31, 2005	$85,065	$1,250	$86,315

Amortization expense relating to other intangible assets was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
	(In thousands)
Franchise agreements	$402	$401	$803	$802
Customer relationships	224	371	456	642

Total	$626	$772	$1,259	$1,444

Estimated amortization expense related to other intangible assets for each of the respective periods in the fiscal years ended April 30 is as follows:

Amount
(In thousands)
Remaining six months in fiscal 2006	$1,150
2007	2,171
2008	1,297
2009	217
2010	138
2011 and thereafter	342

Total	$5,315

5. NOTES RECEIVABLE, NET

Notes receivable, net consists of the following:

	As of
	October 31, 2005	April 30, 2005
	(In thousands)
Notes receivable	$10,007	$7,570
Less allowance for uncollectible amounts	(1,583)	(1,649)

Notes receivable, net	8,424	5,921
Less current portion, net	(3,921)	(3,156)

Notes receivable, net—non-current	$4,503	$2,765

In the second quarter the Company provided financing to franchisees for 27 storefront locations in loan amounts of up to $25,000 each. These notes are typically due over a period of less than 30 months.

6. DEVELOPMENT ADVANCES, NET

Development advances, net are included in other non-current assets, net and consist of the following:

	As of
	October 31, 2005	April 30, 2005
	(In thousands)
Unamortized development advances	$8,086	$7,662
Less allowance	(1,249)	(1,226)

Development advances, net	$6,837	$6,436

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	As of
	October 31, 2005	April 30, 2005
	(In thousands)
Accounts payable	$1,864	$2,089
Accrued payroll and related liabilities	4,880	10,385
Accrued litigation settlement	2,692	3,107
Accrued marketing and advertising	4,027	6,479
Accrued purchase price obligations	—	120
Outstanding checks in excess of funds on deposit	135	1,304
Other accrued liabilities	4,627	4,097

Total accounts payable and accrued liabilities	$18,225	$27,581

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

All allocated overhead expenses as well as direct charges were included in Due from Cendant on the Consolidated Balance Sheet. No interest was charged by Cendant or received by the Company in any period presented with respect to intercompany balances. Prior to the Company’s IPO, Cendant used cash swept from the Company’s bank accounts to fund these disbursements.

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

Transitional Agreement and Other Related Agreements

Upon completion of the Company’s IPO, the Company entered into a transitional agreement with Cendant to provide for an orderly transition to being an independent company and to govern the continuing arrangements between the Company and Cendant. The Company also entered into a sublease agreement for its corporate headquarters in Parsippany, New Jersey which expired in September 2005, and a sublease assignment and assumption agreement for its technology facility in Sarasota, Florida. The Company pays rent directly to the landlord of the Sarasota facility as a sublessee under Cendant’s lease, which expires in May 2006. The Company’s rental expense under these agreements was $0.4 million in each of the three month periods ended October 31, 2005 and 2004, respectively. For the six months ended October 31, 2005 and 2004 such rental expense was $0.8 million and $0.7 million, respectively.

On May 1, 2005, the Company entered into a new lease with a different lessor for office space located in Parsippany and in September 2005 the Company relocated its corporate headquarters to this office space. The lease expires in October 2012. Annual base rental expense is $1.2 million.

On November 17, 2005, the Company entered into a new lease with a different lessor for office space located in Sarasota. The Company plans to relocate its current technology facility to this office space in the first quarter of fiscal 2007. The lease expires in June 2014. Annual base rental expense will be $0.7 million.

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

The Company incurred an aggregate of $0.5 million and $0.7 million of expenses related to such transitional and other related agreements with Cendant for the three months ended October 31, 2005 and 2004, respectively, which is included in cost of franchise operations and selling, general and administrative. For the six months ended October 31, 2005 and 2004, the Company incurred an aggregate of $1.2 million and $1.0 million of such expenses, respectively.

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

The Company has completed most transition arrangements with Cendant and is now predominantly operational on its own financial systems and infrastructure. The Company has completed the implementation of its own back office systems including human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable, tax support and public and regulatory affairs. On June 30, 2005, the Company entered into a five-year agreement with a service provider at a cost of $0.7 million annually to provide information technology support services. Such services provided by Cendant under the transitional agreement were terminated as of September 30, 2005. As a result, the Company is required to pay Cendant an early-termination penalty of $0.1 million representing the unamortized lease costs of computer hardware specific to the Company’s mainframe environment and unpaid actual costs incurred by Cendant with respect to these services. Also, on September 30, 2005, Cendant discontinued providing revenue audit services to the Company. The Company is currently evaluating various alternatives to replace the revenue audit services.

Remaining transitional services from Cendant are as follows:

•	Telecommunications services: Cendant will continue to provide the Company with telecommunications services under the transitional agreement until June 30, 2007. Both Cendant and the Company may terminate the provision of these services, without penalty, upon 180 days written notice by the terminating party.

•	Call support services: The Company is currently negotiating with Cendant for Cendant to continue to provide the Company with call support services.

•	Event marketing services: The Company is currently negotiating with Cendant for Cendant to continue to provide the Company with event marketing services.

9. LONG-TERM DEBT AND CREDIT FACILITIES

$250 Million Credit Facility

On June 29, 2005, the Company established a $250.0 million five-year unsecured credit facility (the “$250 Million Credit Facility”) that made many of the covenants less restrictive than the covenants in the Company’s prior debt agreements and reduced the cost of debt. Borrowings under the $250 Million Credit Facility are to be used to finance working capital needs, potential acquisitions and other general corporate purposes including repurchases of the Company’s common stock. The $250 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Eurodollar borrowings bear interest at the London Inter-Bank Offer Rate, (“LIBOR”) as defined in the $250 Million Credit Facility, plus a credit spread as defined in the $250 Million Credit Facility, currently 0.95% per annum. Base Rate borrowings bear interest primarily at the Prime Rate, as defined in the $250 Million Credit Facility. The $250 Million Credit Facility carries an annual fee currently at 0.175% of the unused portion of the $250 Million Credit Facility, which is payable quarterly. The Company may also use the $250 Million Credit Facility to issue letters of credit for general corporate purposes. There was a $1.0 million letter of credit outstanding under the $250 Million Credit Facility as of October 31, 2005.

In connection with entering into the $250 Million Credit Facility, the Company incurred $0.7 million of financing fees, which were deferred and are being amortized to interest expense over the five-year term of the $250 Million Credit Facility. Amortization of financing fees under the $250 Million Credit Facility amounted to $34,000 and $45,000 for the three and six months ended October 31, 2005, respectively.

Interest expense associated with borrowings under the $250 Million Credit Facility was $1.8 million and $2.3 million for the three and six months ended October 31, 2005, respectively.

The $250 Million Credit Facility agreement contains covenants, including the requirement that the Company maintain certain financial covenants, such as a maximum consolidated leverage ratio of 2.5 to 1.0 and a minimum consolidated interest coverage ratio of 4.0 to 1.0. The consolidated leverage ratio is the ratio of consolidated debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), each as defined in the $250 Million Credit Facility. The consolidated interest coverage ratio is the ratio of consolidated EBITDA to consolidated interest expense, each as defined in the $250 Million Credit Facility. The maximum leverage ratio and minimum interest coverage ratio remains fixed through the five-year term of the $250 Million Credit Facility. As of October 31, 2005, the Company was in compliance with these covenants.

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

In connection with the issuance of the Notes, the Company incurred $1.7 million of financing fees which were deferred and were being amortized to interest expense over the life of the Notes. Amortization of such fees amounted to $0.1 million for the three months ended October 31, 2004. For the six months ended October 31, 2005 and 2004, such amortization was $0.1 million in both periods. The Company incurred a non-cash charge of $1.4 million for the six months ended October 31, 2005 related to the write-off of deferred financing costs associated with the repayment of the Notes in June 2005.

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

Interest expense under the Notes amounted to $1.4 million for the three months ended October 31, 2004. For the six months ended October 31, 2005 and 2004, such expense was $1.3 million and $2.0 million, respectively.

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

In connection with entering into the $100 Million Credit Facility, the Company incurred $1.6 million of financing fees, which were deferred and were being amortized to interest expense over the five-year term of the $100 Million Credit Facility. Amortization of financing fees amounted to $0.1 million for the three months ended October 31, 2004. For the six months ended October 31, 2005 and 2004, such amortization was $0.1 million for both periods. The Company incurred a non-cash charge of $1.3 million for the six months ended October 31, 2005 related to the write-off of deferred financing costs associated with the termination of the $100 Million Credit Facility in June 2005.

As discussed above, on June 27, 2005, the Company borrowed $99.0 million from the $100 Million Credit Facility and two days later repaid this amount in full. Interest expense associated with borrowings under the $100 Million Credit Facility was $35,000 for the six months ended October 31, 2005.

Bridge Agreement

On May 26, 2005, the Company and a financial institution entered into a bridge credit agreement (the “Bridge Agreement”), pursuant to which the financial institution agreed to establish a revolving line of credit in favor of the Company in the aggregate principal amount of up to $50.0 million to temporarily supplement the Company’s $100 Million Credit Facility after repaying the Notes. The interest payable on the unpaid principal amount of any amount borrowed under the Bridge Agreement was calculated at a rate equal to the LIBOR, as defined in the Bridge Agreement, plus 1.25%. The Bridge Agreement incorporated by reference certain terms and conditions set forth in the $100 Million Credit Facility. The Bridge Agreement was scheduled to expire by no later than January 31, 2006, but was terminated upon the execution of the $250 Million Credit Facility on June 29, 2005. The Company did not borrow against the Bridge Agreement.

Average Cost of Debt

For the three months ended October 31, 2005 and 2004, the Company’s average cost of debt was 5.1% and 3.8%, respectively. For the six months ended October 31, 2005 and 2004, the Company’s average cost of debt was 5.2% and 3.8%, respectively.

10. INTEREST RATE SWAP AGREEMENTS

In August 2005, the Company entered into interest rate swap agreements with third parties to convert a notional amount of $50.0 million of floating-rate borrowings under the $250 Million Credit Facility into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. Under these interest rate swap agreements, which became effective in October 2005, the Company receives a floating interest rate based on the three-month LIBOR (in arrears) and pays a fixed interest rate averaging 4.44%. These agreements mature in June 2010 and were determined to be cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 149 (“SFAS No. 133”). At October 31, 2005, the fair value of the interest rate swap agreements was an asset of $0.8 million which is recorded in other non-current assets on the Consolidated Balance Sheet. The change in fair value since inception to October 31, 2005 was $0.5 million, net of tax, and is recorded as a component of accumulated other comprehensive income. Since inception, no amounts have been recognized in the Consolidated Results of Operations due to ineffectiveness.

11. STOCK-BASED COMPENSATION

Exchange Transaction

Prior to the Company’s IPO, certain employees of the Company were granted stock options and restricted stock units (“RSUs”) under Cendant’s stock-based compensation plans. In connection with the Company’s IPO and pursuant to the consent of each holder, the Company issued to employees 903,935 vested stock options and 100,880 shares of common stock in exchange for their Cendant stock options and RSUs. The exchange transaction was structured to provide the same relative value to employees as the Cendant awards held by such employees prior to the Company’s IPO. As a result of the exchange transaction, the Company incurred stock-based compensation expense of $4.5 million for the six months ended October 31, 2004 which is included in selling, general and administrative expenses in the Consolidated Statement of Operations. Included in the $4.5 million charge was a $1.9 million charge related to the issuance to employees of vested stock options to purchase shares of common stock in exchange for their Cendant stock options. Additionally, Cendant RSUs held by the Company’s employees were cancelled and converted into JHTS awards. As a result, the Company issued to employees shares of the Company’s common stock in exchange for the unvested Cendant RSUs that were held by such employees prior to the Company’s IPO and incurred $2.6 million of stock-based compensation expense of which approximately $1.0 million represents the value of shares withheld to satisfy the employees’ income and payroll tax obligation.

Stock Options

In addition to the exchange transaction, the Company incurred stock-based compensation expense of $0.7 million and $0.4 million in the three months ended October 31, 2005 and 2004, respectively, in connection with stock options granted to employees. For the six months ended October 31, 2005 and 2004, the Company incurred such stock-based compensation expense of $1.1 million and $0.6 million, respectively.

Restricted Stock Units

In addition to the exchange transaction, the Company incurred stock-based compensation expense of $0.1 million in each of the three month periods ended October 31, 2005 and 2004, respectively, in connection with the issuance of fully vested and non-forfeitable RSUs to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services. For the six months ended October 31, 2005 and 2004, the Company incurred such stock-based compensation expense of $0.1 million and $0.3 million, respectively.

12. SHARE REPURCHASE PROGRAMS

During the three months ended October 31, 2005, the Company paid $38.2 million, including commissions, to repurchase 1,562,300 shares of its common stock under a $50.0 million share repurchase program that was approved by the Company’s Board of Directors on July 5, 2005. For the six months ended October 31, 2005, the Company paid $58.5 million, including commissions, to repurchase 2,422,900 shares of its common stock of which 500,000 shares were acquired under a previously authorized repurchase program. No repurchased shares have been retired as of October 31, 2005.

In November 2005, the Company paid $2.8 million, including commissions, to repurchase 115,297 shares of its common stock, which completed the Company’s $50.0 million share repurchase program.

13. DISPOSITIONS

In October 2005, the Company sold selected company-owned office operations in Texas and Massachusetts to existing franchisees for total consideration of $2.2 million of which $0.3 million represented initial franchise fees for territory sales and $1.9 million was for the sale of the assets. As a result of the two sales, the Company recognized a $0.2 million net gain on sale of assets.

In November 2005, the Company sold additional selected company-owned office operations in Texas to an existing franchisee for consideration of $0.9 million of which $0.1 million represented initial franchise fees for territory sales and $0.8 million was for the sale of the assets.

14. SEGMENT INFORMATION

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

(In thousands)	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
Three months ended October 31, 2005
Revenues	$8,488	$538	$—	$9,026

Loss before income taxes	$(4,116)	$(6,142)	$(8,322)	$(18,580)

Three months ended October 31, 2004
Revenues	$6,803	$612	$—	$7,415

Loss before income taxes	$(4,876)	$(6,560)	$(6,194)	$(17,630)

(In thousands)	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
Six months ended October 31, 2005
Revenues	$14,291	$842	$—	$15,133

Loss before income taxes	$(10,916)	$(11,489)	$(17,919)	$(40,324)

Six months ended October 31, 2004
Revenues	$15,135	$1,063	$—	$16,198

Loss before income taxes	$(8,129)	$(12,828)	$(15,497)	$(36,454)

(a)	Amounts included in loss before income taxes consist of unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as stock-based compensation, interest income and interest expense.

15. COMMITMENTS AND CONTINGENCIES

Guarantees

The Company is required to provide various types of surety bonds, such as tax preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations. These bonds vary in duration although most are issued and outstanding from one to two years. As of October 31, 2005, the maximum potential payment under the aggregate outstanding surety bonds is approximately $1.9 million. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company provides a guarantee that could require it to make future minimum rental payments under a three-year leasing arrangement, which expires after the upcoming tax season, in the event that the primary obligor does not meet its required payments. The Company has not recorded a liability on the Consolidated Balance Sheet with respect to this guarantee. As of October 31, 2005, the maximum potential payment under this arrangement totals $0.5 million. There have been no amounts paid by the Company under this arrangement in the past and there is no expectation that the Company will be required to make payment in the future.

The Company, through Tax Services of America, Inc., provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require it in certain circumstances to pay penalties and interest assessed by a taxing authority. The Company has recognized a liability of $0.1 million as of October 31, 2005 for the fair value of the obligation undertaken in issuing the guarantee. Such liability is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past and the Company does not expect to be required to make payment in the future.

The transitional agreement with Cendant provides that the Company continue to indemnify Cendant and its affiliates against potential losses based on, arising out of or resulting from, among other things, claims by third parties relating to the ownership or the operation of the Company’s assets or properties and the operation or conduct of the Company’s business, whether in the past or future, including any currently pending litigation against Cendant and any claims arising out of or relating to the Company’s IPO. The only currently pending litigation against the Company and Cendant are the suits brought by Canieva Hood in Ohio and California, which is discussed below in “Legal Proceedings.” Additionally, the transitional agreement provides that the Company will be responsible for the respective tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries relating to all taxable periods. Accordingly, the Company will indemnify Cendant and its subsidiaries against any such tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries. While there have not been any indemnification payments by the Company under these arrangements since the Company’s IPO, there can be no assurance that the Company will not be obligated to make such payments in the future.

There was a $1.0 million letter of credit outstanding under the $250 Million Credit Facility as of October 31, 2005 as required under the Company’s rental agreement for the new corporate headquarters.

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

Legal Proceedings

On August 27, 2002, a plaintiff group comprising of 154 franchisees filed an action against SBB&T and the Company in the Superior Court of New Jersey, Morris County. The suit alleged, among other things, that the Company breached an agreement with the plaintiffs by not paying them a portion of surpluses in RAL loss reserves. The plaintiffs sought a declaratory judgment, an accounting, payment of an incentive rebate, unspecified compensatory and punitive damages, treble damages and attorneys’ fees. By an order dated December 6, 2002, the court dismissed the conversion and fraud counts of the complaint with prejudice. The plaintiffs filed an amended complaint on March 17, 2003. The parties submitted the matter to mediation in July 2003, which resulted in a settlement in which the Company agreed, among other things, to make a $2.0 million cash payment, spend an additional $2.0 million on regional advertising from 2004 through 2006, pay additional rebates to franchisees of up to $3.00 per RAL processed during the 2004 through 2006 tax seasons, subject to performance criteria, and implement a temporary royalty fee reduction program for certain new franchise offices. On December 19, 2003, the court issued a ruling enforcing the settlement and dismissed the action with prejudice. Accordingly, a $10.4 million charge was recognized in fiscal 2004. As of October 31, 2005 the Company has made cash payments of $5.2 million towards the litigation settlement. As of October 31, 2005, the Company’s litigation settlement accrual of $2.7 million is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet.

As of October 31, 2005, 152 plaintiffs in the action have executed the settlement agreement. One plaintiff has appealed the enforcement order of December 19, 2003. On May 17, 2005, the Superior Court of New Jersey Appellate Division reversed the trial court’s December 19, 2003 ruling as to the one who appealed, and remanded for further proceedings. The Company has filed a petition for certification with the New Jersey Supreme Court, which was granted on July 20, 2005. The decision of the New Jersey Supreme Court is currently pending.

On or about April 4, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against SBB&T and the Company in the Superior Court of California (San Francisco), subsequently adding Cendant, in the Superior Court of California (Santa Barbara, following a transfer from San Francisco) in connection with the provision of RALs, seeking declaratory relief as to the lawfulness of the practice of cross-lender debt collection, the validity of SBB&T’s cross-lender debt collection provision and whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent. The Company was joined in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T. The Company filed a demurrer and subsequently answered the amended complaint, denying any liability. The Court has granted a motion to dismiss SBB&T and other banks who are third-party defendants on the ground that the claims are preempted by federal law. Plaintiffs have appealed that decision. The Court has stayed all other proceedings, pending appeal. The Company believes it has meritorious defenses to the claims and is defending against them vigorously. Ms. Hood has also filed a separate suit against the Company and Cendant on December 18, 2003 in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. The allegations relate to the same set of facts as the California action. The Company filed a motion to stay or dismiss, which was denied, and subsequently answered the Complaint, denying any liability. The case is in its discovery and pretrial stage. The Company has filed a motion to stay the action, or in the alternative to add SBB&T as a third-party defendant, pending a decision in the California appeal. A decision by the Court is currently pending. The Company believes it has meritorious defenses to the claims and is defending against the case vigorously.

On June 18, 2004, Myron Benton brought a purported class action against SBB&T and the Company in the Supreme Court of the State of New York (County of New York) in connection with disclosures made in connection with the provision of RALs, alleging that the disclosures and related practices are fraudulent and otherwise unlawful, and seeking equitable and monetary relief. The Company filed a motion to dismiss that complaint. In response, Benton withdrew his original complaint and filed an amended complaint on January 3, 2005. The Company filed a motion for summary judgment, which is currently pending. While this matter is at a preliminary stage, the Company believes it has meritorious defenses to the claims and intends to defend them vigorously.

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

16. SUBSEQUENT EVENT

Declaration of Dividend

On December 7, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock, payable on January 13, 2006, to common stockholders of record on December 28, 2005.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including but not limited to those contained in “Part I. Item 1—Consolidated Financial Statements” and notes thereto, “Part I. Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 1—Legal Proceedings” and included in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of Jackson Hewitt Tax Service Inc, including the Company’s ability to meet estimates regarding the opening of new offices and the sale of new territories. All statements in this report, other than statements that are purely historical, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could.” These forward-looking statements involve risks and uncertainties.

Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the following potential risks and uncertainties: our ability to achieve the same level of growth in revenues and profits that we have in the past; government initiatives that simplify tax return preparation, improve the timing and efficiency of processing tax returns or decrease the number of tax returns filed or the size of the refunds; government legislation and regulation of the tax preparation industry and related products and services offered or facilitated, including refund anticipation loans (“RALs”); our exposure to litigation; our ability to protect our customers’ personal information; the success of our franchised offices; our responsibility to third parties for the acts of our franchisees; disruptions in our relationships with our franchisees; changes in our relationships with financial product providers that could affect our ability to facilitate the sale of financial products; changes in our relationships with retailers that could affect our growth and profitability; seasonality of our business and its effect on our stock price; competition from other tax return preparation service providers; our ability to offer innovative new products and services; our reliance on electronic communications to perform the core functions of our business; our reliance on cash flow from subsidiaries; our compliance with revolving credit facility covenants; our exposure to increases in prevailing market interest rates; the effect of market conditions, general conditions in the tax return preparation industry or general economic conditions; and changes in accounting policies or practices.

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

Separation from Cendant Corporation and Related Party Transactions

On June 25, 2004, Cendant Corporation (“Cendant”) divested 100% of its ownership interest in us through an initial public offering (“IPO”). Upon completion of our IPO, we entered into a transitional agreement with Cendant to provide for an orderly transition to being an independent company and to govern the continuing arrangements between us and Cendant. We also entered into a sublease agreement for our corporate headquarters in Parsippany, New Jersey, which expired in September 2005, and a sublease assignment and assumption agreement for our technology facility in Sarasota, Florida. We pay rent directly to the landlord of the Sarasota facility as a sublessee under Cendant’s lease, which expires in May 2006. Our rental expense under these agreements was $0.4 million in each of the three month periods ended October 31, 2005 and 2004, respectively. For the six months ended October 31, 2005 and 2004 such rental expense was $0.8 million and $0.7 million, respectively.

On May 1, 2005, we entered into a new lease with a different lessor for office space located in Parsippany and in September 2005 we relocated our corporate headquarters to this office space. The lease expires in October 2012. Annual base rental expense is $1.2 million.

On November 17, 2005, we entered into a new lease with a different lessor for office space located in Sarasota. We plan to relocate our current technology facility to this office space in the first quarter of fiscal 2007. The lease expires in June 2014. Annual base rental expense is $0.7 million.

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

We incurred an aggregate of $0.5 million and $0.7 million of expenses related to such transitional and other related agreements with Cendant for the three months ended October 31, 2005 and 2004, respectively. For the six months ended October 31, 2005 and 2004, such costs were $1.2 million and $1.0 million, respectively.

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

We have completed most transition arrangements with Cendant and are now predominantly operational on our own financial systems and infrastructure. We have completed the implementation of our own back office systems including human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable, tax support and public and regulatory affairs. On June 30, 2005, we entered into a five-year agreement with a service provider at a cost of $0.7 million annually to provide information technology support services. Such services provided by Cendant under the transitional agreement were terminated as of September 30, 2005. As a result, we are required to pay Cendant an early-termination penalty of $0.1 million representing the unamortized lease costs of computer hardware specific to our mainframe environment and unpaid actual costs incurred by Cendant with respect to these services. Also, on September 30, 2005, Cendant discontinued providing revenue audit services to us. We are currently looking at various alternatives to replace the revenue audit services.

Remaining transitional services from Cendant are as follows:

•	Telecommunications services: Cendant will continue to provide us with telecommunications services under the transitional agreement until June 30, 2007. Both Cendant and we may terminate the provision of these services, without penalty, upon 180 days written notice by the terminating party.

•	Call support services: We are currently negotiating with Cendant for Cendant to continue to provide us with call support services under the transitional agreement.

•	Event marketing services: We are currently negotiating with Cendant for Cendant to continue to provide us with event marketing services under the transitional agreement.

Prior Period Financial Statements

Our unaudited consolidated statements of operations and cash flows for the six months ended October 31, 2004 reflect the historical results of operations and cash flows of our business divested by Cendant in our IPO. As a result, the accompanying Consolidated Financial Statements may not necessarily reflect our results of operations and cash flows in the future or what our results of operations and cash flows would have been had we been a stand-alone public company during the entire period in fiscal 2005.

Key Trends Affecting Our Results

The following is a summary of the key trends that affected our financial results up through the period ended October 31, 2005. Please also see “Forward-Looking Statements” for a discussion of uncertainties facing our business.

Our revenues have grown significantly over the past three fiscal years achieved, in part, through rapidly establishing offices in areas with large markets for our services. The following are the key factors currently affecting our results:

•	Seasonality of Revenues and Results of Operations — Given the seasonal nature of the tax preparation business, we have historically generated and expect to generate substantially all of our revenues during the tax season period from January through April of each year, which overlaps our third and fourth fiscal quarters. During fiscal 2005, we generated approximately 91% of our revenues during this four-month period. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs primarily associated with preparing for the upcoming tax season.

•	Franchise Business Model — A majority of our revenues are derived from our franchise system, which has increased significantly over the past three fiscal years. Our franchise business model enables us to grow more quickly with less capital investment and lower operating expenses than if we directly operated all of the offices in our network. The franchise business model has an inherently higher profit margin than our company-owned offices, as our existing infrastructure permits additional franchise growth without significant additional fixed cost investment.

•	Other Financial Product Revenues—Other financial product revenues represent a portion of the revenues we earn from the facilitation of RALs. Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A. (“SBB&T”) provided approximately 80% of the RALs facilitated by us in fiscal 2005, with the remainder provided by HSBC Taxpayer Financial Services, a division of HSBC North America Holdings Inc. (“HSBC”). Our current agreement with SBB&T became effective with RALs facilitated by our network beginning in January 2005. In lieu of earning revenues based upon the amount of finance fees and uncollected loans, our current agreement with SBB&T provides for the following:

•	A fee of $19.00 for each RAL facilitated by our network. If the amount of uncollected loans exceeds the net finance fees received by SBB&T, then we have agreed to reimburse SBB&T in an amount equal to 50% of such difference.

•	An additional fee of $2.00 for each RAL facilitated by our network subject to a threshold by which net finance fees received by SBB&T must exceed uncollected loans by an amount ranging from 0.5% to 0.6% of the aggregate principal amount of RALs facilitated by our network. Revenues will be recognized when, and if, this threshold is exceeded.

•	A variable fee equal to 50% of the amount by which the net finance fees received by SBB&T exceeds uncollected loans by a threshold amount of at least 1.0% of the aggregate principal amount of RALs facilitated by our network. Revenues will be recognized when, and if, this threshold is exceeded. In the six months ended October 31, 2005, we recognized $1.1 million of other financial product revenues in accordance with this provision of the agreement.

We will continue to receive a portion of the collections with respect to RALs facilitated by SBB&T prior to the 2005 tax season, although we expect such amounts from such loans facilitated by SBB&T to diminish. It is expected that other financial product revenues will continue to decline in the first two quarters of each fiscal period, on a year over year basis.

RESULTS OF OPERATIONS

Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

Consolidated Results of Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues
Franchise operations revenues:
Royalty	$872	$389	$1,327	$989
Marketing and advertising	402	180	612	455
Financial product fees	2,136	1,488	3,982	3,190
Other financial product revenues	2,799	2,344	4,109	5,840
Other	2,279	2,402	4,261	4,661
Service revenues from company-owned office operations	538	612	842	1,063

Total revenues	9,026	7,415	15,133	16,198

Expenses
Cost of franchise operations	6,991	6,444	14,503	13,298
Marketing and advertising	3,172	2,986	5,855	5,198

Cost of company-owned office operations	4,964	4,922	9,143	9,539
Selling, general and administrative	8,283	6,207	15,120	16,687
Depreciation and amortization	2,724	2,958	5,383	5,797

Total expenses	26,134	23,517	50,004	50,519

Loss from operations	(17,108)	(16,102)	(34,871)	(34,321)
Other income/(expense):
Interest income	195	232	925	384
Interest expense	(1,883)	(1,760)	(3,917)	(2,517)
Write-off of deferred financing costs	—	—	(2,677)	—
Gain on sale of assets, net	216	—	216	—

Loss before income taxes	(18,580)	(17,630)	(40,324)	(36,454)
Benefit from income taxes	(7,292)	(6,906)	(15,829)	(14,284)

Net loss	$(11,288)	$(10,724)	$(24,495)	$(22,170)

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

Three Months Ended October 31, 2005 as Compared to Three Months Ended October 31, 2004

Total Revenues

Total revenues increased $1.6 million, or 22%, primarily due to increases of $0.7 million in royalty and marketing, $0.6 million in financial product fees and $0.5 million in other financial product revenues. Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total expenses increased $2.6 million, or 11%. The more notable highlights with respect to expenses incurred were as follows:

Cost of franchise operations: Cost of franchise operations increased $0.5 million, or 8%, primarily due to the growth in our Gold Guarantee program during the 2005 tax season as expense from the Gold Guarantee product is charged ratably over the product’s 36-month life.

Marketing and advertising: Marketing and advertising expenses increased $0.2 million, or 6%, in anticipation of growth in the business in the upcoming tax season.

Selling, general and administrative: Selling, general and administrative increased $2.1 million, or 33%. In the three months ended October 31, 2005 we incurred costs of $0.5 million related to Sarbanes-Oxley. Stock-based compensation increased $0.3 million due to additional stock options granted in the beginning of fiscal 2006. Rental expense increased $0.2 million primarily due to duplicate rental costs for our corporate headquarters as rental expense was recorded beginning at inception of our new corporate headquarters lease which was several months prior to our occupancy. We incurred costs of $0.2 million in connection with our technology data center move from Colorado to Georgia. Other miscellaneous costs increased by $0.9 million primarily due to increased insurance, public and regulatory affairs, legal and compensation related costs.

Depreciation and amortization: Depreciation and amortization decreased $0.2 million, or 8%, primarily due to certain equipment becoming fully depreciated since the first half of fiscal 2005 partially offset by depreciation from capital expenditures made since the first half of fiscal 2005.

Other Income/(Expense)

Please see Corporate and Other for the highlights regarding interest income, interest expense and write-off of deferred financing costs. Additionally, we recognized a $0.2 million net gain on sale of assets relating to the sale of company-owned operations in Texas and Massachusetts to existing franchisees. We expect these transactions to be accretive in fiscal 2006 and beyond as royalty and marketing and advertising revenues for the sold operations will be reflected in franchise operations.

Six Months Ended October 31, 2005 as Compared to Six Months Ended October 31, 2004

Total Revenues

Total revenues decreased $1.1 million, or 7%, primarily due to a change in the agreement with SBB&T which resulted in lower other financial product revenues earned. Beginning in January 2005, we earned primarily a fixed fee during tax season at the time RALs are facilitated with SBB&T. Total revenues included $1.7 million this year and $4.6 million last year from RALs facilitated with SBB&T prior to the 2005 tax season. In addition, in the current period, we earned $1.1 million of additional revenues under the current agreement with SBB&T. Partially offsetting this decrease was an increase in financial product fees of $0.8 million primarily due to the growth in our Gold Guarantee program during the 2005 tax season as revenues from our Gold Guarantee product are recognized ratably over the product’s 36-month life. Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total expenses decreased $0.5 million, or 1%. The more notable highlights with respect to expenses incurred were as follows:

Cost of franchise operations: Cost of franchise operations increased $1.2 million, or 9%, primarily due to the growth in our Gold Guarantee program.

Marketing and advertising: Marketing and advertising expenses increased $0.7 million, or 13%, in anticipation of growth in the business in the upcoming tax season.

Cost of company-owned office operations: Costs of company-owned office operations decreased $0.4 million, or 4%, primarily due to a $0.6 million recovery of previously written-off receivables.

Selling, general and administrative: Selling, general and administrative decreased $1.6 million, or 9%. Included in the six months ended October 31, 2005 were $1.3 million related to a full quarter of on-going stock-based compensation expenses as compared to $0.9 million in the just over four months subsequent to our IPO in June 2004. Stock-based compensation also increased due to additional stock options granted in the beginning of fiscal 2006. In addition, in the six months ended October 31, 2005 we incurred costs of $0.7 million related to Sarbanes-Oxley. Rental expense increased $0.6 million primarily due to duplicate rental costs for our corporate headquarters. We incurred costs of $0.2 million in connection with our technology data center move and other miscellaneous costs increased $1.0 million primarily due to increased insurance, public and regulatory affairs, legal and compensation related costs. Included in the six months ended October 31, 2004 was a stock-based compensation charge of $4.5 million related to the issuance to our employees of vested stock options and shares of common stock in exchange for Cendant stock options and unvested restricted stock units that were held by our employees prior to our IPO.

Depreciation and amortization: Depreciation and amortization decreased $0.4 million, or 7%, primarily due to certain equipment becoming fully depreciated since the first half of fiscal 2005 partially offset by depreciation from capital expenditures made since the first half of fiscal 2005.

Other Income/(Expense)

Please see Corporate and Other for the highlights regarding interest income, interest expense and the write-off of deferred financing costs. Additionally, we recognized a $0.2 million net gain on sale of assets relating to the sale of company-owned operations in Texas and Massachusetts to existing franchisees.

Segment Results and Corporate and Other

Franchise Operations

Results of Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues
Royalty	$872	$389	$1,327	$989
Marketing and advertising	402	180	612	455
Financial product fees	2,136	1,488	3,982	3,190
Other financial product revenues	2,799	2,344	4,109	5,840
Other	2,279	2,402	4,261	4,661

Total revenues	8,488	6,803	14,291	15,135

Expenses
Cost of operations	6,991	6,444	14,503	13,298
Marketing and advertising	2,774	2,667	5,273	4,638
Selling, general and administrative	958	934	1,839	1,948
Depreciation and amortization	2,064	1,859	4,047	3,751

Total expenses	12,787	11,904	25,662	23,635

Loss from operations	(4,299)	(5,101)	(11,371)	(8,500)
Other income/(expense):
Interest income	183	225	455	371

Loss before income taxes	$(4,116)	$(4,876)	$(10,916)	$(8,129)

Three Months Ended October 31, 2005 as Compared to Three Months Ended October 31, 2004

Total Revenues

Total revenues increased $1.7 million, or 25%. The more notable highlights with respect to revenues earned were as follows:

Royalty and marketing and advertising: Royalty revenues increased $0.5 million, or 124%, and marketing and advertising revenues increased $0.2 million, or 123%, both primarily due to an increase in tax returns prepared by our franchisees.

Financial product fees: Financial product fees increased $0.6 million, or 44%, primarily due to the growth in our Gold Guarantee program during the 2005 tax season.

Other financial product revenues: Other financial product revenues increased $0.5 million, or 19%. Other financial product revenues in connection with SBB&T increased $0.3 million. We earned $0.9 million in the second quarter of fiscal 2006 with respect to pre-2005 tax season RALs as compared to $0.3 million in the second quarter of fiscal 2005 with respect to pre-2004 tax season RALs. In addition, we earned $1.1 million in the second quarter of fiscal 2006 with respect to RALs facilitated in the 2005 tax season as compared to $1.4 million in the second quarter of fiscal 2005 with respect to RALs facilitated in the 2004 tax season.

Other financial product revenues related to our agreement with HSBC increased $0.2 million due to the increase in RALs facilitated with HSBC in tax season 2005.

Other revenues: Other revenues decreased $0.1 million, or 5%, primarily due to a decrease in commissions earned from our vendors with respect to goods and services purchased by our franchisees. For the quarter we sold 81 territories as compared to 75. We expect to sell approximately 200 territories in fiscal 2006. We also earned $0.3 million related to initial franchisee fees for territory sales to existing franchisees of selected company-owned office operations in Texas and Massachusetts.

Total Expenses

Total expenses increased $0.9 million, or 7%. The more notable highlights with respect to expenses incurred were as follows:

Cost of operations: Cost of operations increased $0.5 million, or 8%, partially due to the growth in our Gold Guarantee program during the 2005 tax season.

Marketing and advertising: Marketing and advertising expenses increased $0.1 million, or 4%, in anticipation of growth in the business in the upcoming tax season.

Depreciation and amortization: Depreciation and amortization increased $0.2 million, or 11%, primarily due to depreciation from capital expenditures made since the first half of fiscal 2005.

Six Months Ended October 31, 2005 as Compared to Six Months Ended October 31, 2004

Total Revenues

Total revenues decreased $0.8 million, or 6%. The more notable highlights with respect to revenues earned were as follows:

Royalty and marketing and advertising: Royalty revenues increased $0.3 million, or 34%, and marketing and advertising revenues increased $0.2 million, or 35%, both primarily due to an increase in tax returns prepared by our franchisees.

Financial product fees: Financial product fees increased $0.8 million, or 25%, primarily due to the growth in our Gold Guarantee program during the 2005 tax season.

Other financial product revenues: A change in the agreement with SBB&T resulted in lower other financial product revenues earned. Beginning in January 2005, we earned primarily a fixed fee during tax season at the time RALs were facilitated with SBB&T. Other financial product revenues included $1.7 million this year and $4.6 million last year from RALs facilitated with SBB&T prior to the 2005 tax season. In addition, in the current period, we earned $1.1 million of additional revenues under the current agreement with SBB&T.

Other revenues: Other revenues decreased $0.4 million, or 9%, primarily due to a decrease in commissions earned from our vendors with respect to goods and services purchased by our franchisees. For the period we sold 133 territories as compared to 140. We expect to sell approximately 200 territories in fiscal 2006. We also earned $0.3 million related to initial franchisee fees for territory sales to existing franchisees of selected company-owned office operations in Texas and Massachusetts.

Total Expenses

Total expenses increased $2.0 million, or 9%. The more notable highlights with respect to expenses incurred were as follows:

Cost of operations: Cost of operations increased $1.2 million, or 9%, partially due to the growth in our Gold Guarantee program during the 2005 tax season.

Marketing and advertising: Marketing and advertising expenses increased $0.6 million, or 14%, in anticipation of growth in the business in the upcoming tax season.

Company-Owned Office Operations

Results of Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues
Service revenues from operations	$538	$612	$842	$1,063

Expenses
Cost of operations	4,964	4,922	9,143	9,539
Marketing and advertising	398	319	582	560
Selling, general and administrative	874	839	1,486	1,759
Depreciation and amortization	660	1,099	1,336	2,046

Total expenses	6,896	7,179	12,547	13,904

Loss from operations	(6,358)	(6,567)	(11,705)	(12,841)
Other income/(expense):
Interest income	—	7	—	13
Gain on sale of assets, net	216	—	216	—

Loss before income taxes	$(6,142)	$(6,560)	$(11,489)	$(12,828)

Three Months Ended October 31, 2005 as Compared to Three Months Ended October 31, 2004

Loss before income taxes

Loss before income taxes decreased $0.4 million, or 6%. This reduction is largely due to a decrease in depreciation and amortization of $0.4 million due to certain equipment becoming fully depreciated since the first half of fiscal 2005. Additionally, we recognized a $0.2 million net gain on sale of assets relating to the sale of operations in Texas and Massachusetts to existing franchisees.

Six Months Ended October 31, 2005 as Compared to Six Months Ended October 31, 2004

Loss before income taxes

Loss before income taxes decreased $1.3 million, or 10%, due to $0.6 million recovery of previously written-off receivables and the favorable impact from the same factors noted above in the three month comparison.

Corporate and Other

Corporate and other expenses consist of unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as stock-based compensation, interest income and interest expense.

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Expenses (a)
General and administrative	$6,451	$4,434	$11,795	$8,472
Stock-based compensation related to the Company’s IPO	—	—	—	4,508

Total expenses	6,451	4,434	11,795	12,980

Other income/(expense):
Interest income	12	—	470	—
Interest expense	(1,883)	(1,760)	(3,917)	(2,517)
Write-off of deferred financing costs	—	—	(2,677)	—

Loss before income taxes	$(8,322)	$(6,194)	$(17,919)	$(15,497)

(a)	Included in selling, general and administrative in the Consolidated Statements of Operations.

Three Months Ended October 31, 2005 as Compared to Three Months Ended October 31, 2004

Corporate and other total expenses, excluding other income/(expense), increased $2.0 million, or 45%. Stock-based compensation increased $0.3 million due to additional stock options granted in the beginning of fiscal 2006. We incurred costs of $0.5 million related to Sarbanes-Oxley. Rental expense increased $0.2 million primarily due to duplicate rental costs for our corporate headquarters. We incurred costs of $0.2 million in connection with our technology data center move. Other miscellaneous costs increased by $0.8 million primarily due to increased insurance, public and regulatory affairs, legal and compensation related costs.

Other income/(expense)

Interest expense: Interest expense increased $0.1 million, or 6%, primarily due to the affect of rising market interest rates on our outstanding floating-rate debt. This increase was partially offset by a lower average debt balance period over period and a decrease in the amortization of deferred financing costs primarily due to the write-off in the first quarter of fiscal 2006 of deferred financing costs associated with the repayment of five-year floating-rate senior unsecured notes (“Notes”) and the termination of our $100.0 million five-year revolving credit facility (the “$100 Million Credit Facility”). In an effort to mitigate the economic impact of changing interest rates, in the second quarter of fiscal 2006 we entered into interest rate swap agreements to fix the interest rate on $50.0 million of our floating rate borrowings under the $250 Million Credit Facility.

Six Months Ended October 31, 2005 as Compared to Six Months Ended October 31, 2004

Corporate and other total expenses, excluding other income/(expense), decreased $1.2 million, or 9%. We incurred higher expenses of $0.4 million related to on-going stock-based compensation as compared to the same period last year primarily because of only just over four months of such costs subsequent to our IPO in June 2004. On-going stock-based compensation also increased due to additional stock options granted in the beginning of fiscal 2006. We incurred costs of $0.7 million related to Sarbanes-Oxley. Rental expense increased $0.6 million primarily due to duplicate rental costs for our corporate headquarters. We incurred costs of $0.2 million in connection with our technology data center move. Other miscellaneous costs increased $1.4 million primarily due to increased insurance, public and regulatory affairs, legal and compensation related costs. In the six months ended October 31, 2004, we incurred a stock-based compensation charge of $4.5 million related to our IPO.

Other income/(expense)

Interest income: We earned interest income of $0.5 million related to investment earnings on cash equivalents.

Interest expense: Interest expense increased $1.4 million, or 56%, primarily due to the effect of rising market interest rates on our outstanding floating-rate debt in addition to a higher average debt balance period over period.

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

On June 29, 2005, we established a $250.0 million five-year unsecured credit facility (the “$250 Million Credit Facility”) that made many of the covenants less restrictive than the covenants in our prior debt agreements and reduced the cost of debt. We repaid in full $99.0 million that was outstanding under our $100 Million Credit Facility with borrowings under our $250 Million Credit Facility and then terminated the $100 Million Credit Facility. Borrowings under the $250 Million Credit Facility are to be used to finance working capital needs, potential acquisitions and other general corporate purposes including repurchases of our common stock. The $250 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Eurodollar borrowings bear interest at LIBOR, as defined in the $250 Million Credit Facility, plus a credit spread as defined, currently 0.95% per annum. Base Rate borrowings bear interest primarily at the Prime Rate, as defined in the agreement. The $250 Million Credit Facility carries an annual fee currently at 0.175% of the unused portion of the $250 Million Credit Facility, which is payable quarterly. We may also use the $250 Million Credit Facility to issue letters of credit for general corporate purposes. There was a $1.0 million letter of credit outstanding under the $250 Million Credit Facility as of October 31, 2005.

To the extent we complete any acquisitions, we may require additional debt or equity financing to meet our capital needs. Our liquidity position may be negatively affected by unfavorable conditions in the market in which we operate. In addition, our inability to generate sufficient profits during tax season may unfavorably impact our funding requirements.

For a more detailed discussion of our $250 Million Credit Facility, including a description of financial covenants which we are required to maintain, please refer to Part 1–Item 1-Note 9-“Long-Term Debt and Credit Facilities” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

Operating activities: In the six months ended October 31, 2005, net cash used in operating activities was $41.4 million. Described below are some of the more significant items that contributed to, or partially offset, our net cash used in operating activities in the six months ended October 31, 2005:

•	Collection of accounts receivable — We collected from financial institutions amounts recorded as receivables as of April 30, 2005. In addition, we collected cash of $0.6 million from customers in our Company-Owned Offices segment for receivables that were previously written-off.

•	Litigation settlement payments — We made payments of $2.2 million related to the litigation settlement reserve established in fiscal 2004.

•	Interest payments — We made a final interest payment of $2.1 million related to our $175.0 million Notes, which were repaid in full in June 2005. In addition, we made interest payments of $1.5 million related to borrowings under the $250 Million Credit Facility.

•	Marketing and advertising payments — We made marketing and advertising payments of $8.3 million relating to increasing awareness of our brand to drive customer growth.

•	Bonus payments and deferred compensation – We made payments of $9.1 million, including related employer payroll tax obligations, for amounts earned during the period from January 2004 to April 2005.

Net cash provided by operating activities was negligible in the six months ended October 31, 2004. Described below are some of the more significant items that contributed to, or partially offset, our net cash provided by operating activities in the six months ended October 31, 2004:

•	Collection of accounts receivable - We collected from financial institutions amounts recorded as receivables as of April 30, 2004.

•	Litigation settlement payments— We made payments of $2.4 million related to the litigation settlement reserve established in fiscal 2004.

•	Marketing and advertising payments— We made marketing and advertising payments of $8.5 million relating to increasing awareness of our brand to drive customer growth.

•	Interest payments – In October 2004, we made a quarterly interest payment of $1.4 million on the Notes.

Investing activities: Net cash used in investing activities was $5.8 million in the six months ended October 31, 2005. Capital expenditures included the build-out costs associated with our new corporate headquarters. Our investing activities included the funding of development advances by which we provide funds to independent tax practices for the conversion of such operations to the Jackson Hewitt brand as franchisees and/or to provide funds to existing franchisees to assist in their business expansion through the acquisition of independent tax practices. We expect to continue to make such funding in the future. Cash paid for acquisitions included primarily the settlement of accrued purchase price obligations.

Net cash used in investing activities was $4.1 million in the six months ended October 31, 2004. Our investing activities included capital expenditures primarily related to upgrades of our information technology systems, funding of development advances and payments related to acquisitions of third party tax return preparation businesses.

Financing activities: Net cash used in financing activities was $65.4 million in the six months ended October 31, 2005. We repaid the entire $175.0 million of Notes that were outstanding as of April 30, 2005 with cash provided by operations from the prior tax season of $76.0 million and borrowings of $99.0 million under our $100 Million Credit Facility. We then repaid in full the $99.0 million that was outstanding under the $100 Million Credit Facility with borrowings under the newly established $250 Million Credit Facility. We also borrowed an additional $74.0 million under the $250 Million Credit Facility during the period. We paid $58.5 million, including commissions, to repurchase 2,422,900 shares of our common stock. We made dividend payments to stockholders of $0.08 per share of common stock to common stockholders of record on September 28, 2005 and June 28, 2005. We also paid fees to establish the $250 Million Credit Facility. Partially offsetting the above were the proceeds we received upon the exercise of stock options by employees.

Net cash provided by financing activities was $6.4 million in the six months ended October 31, 2004 which included the cash settlement of our remaining intercompany balance with Cendant. In connection with our IPO, we issued $175.0 million of Notes and used the entire proceeds to fund the cash portion of the Special Dividend to Cendant. We paid fees to issue the Notes as well as to establish the $100 Million Credit Facility. We made dividend payments to stockholders of $0.07 per share of common stock to common stockholders of record on September 27, 2004.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

Our primary future cash requirements will be to fund operating activities, repay credit facility borrowings, fund development advances, fund capital expenditures, fund acquisitions and pay quarterly dividends. For the remainder of fiscal 2006 our primary cash requirements are as follows:

Credit facility repayments—We anticipate generating operating cash flow beginning in January 2006 to partially repay outstanding borrowings under the $250 Million Credit Facility.

Debt service—We expect to make periodic interest payments on our debt outstanding.

Quarterly dividends— On December 7, 2005, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock, payable on January 13, 2006, to common stockholders of record on December 28, 2005. In addition, we currently intend to make quarterly cash dividend payments over the remainder of fiscal 2006.

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

Costs to operate company-owned offices—Our company-owned offices complement our franchise system and are focused primarily on organic growth through the opening of new company-owned offices within existing territories as well as increasing office productivity. Costs to operate our company-owned offices begin to increase during the third fiscal quarter and peak during the fourth fiscal quarter primarily due to the labor costs related to the seasonal employees who provide tax preparation services to our customers.

Acquisitions— In connection with our growth strategy, we may continue to add established third party tax return preparation businesses to our company-owned office network through acquisitions.

Storefront financing— We expect to provide financing to franchisees for between 100-150 new storefront locations this year in loan amounts of up to $25,000 each. Such loans will be due from franchisees over a period of less than 30 months.

Future Sources of Cash

We expect our primary sources of cash to be positive net cash provided by operating activities beginning in January and our $250 Million Credit Facility, which will both be used to fund future cash requirements for the remainder of fiscal 2006.

Interest Rate Swap Agreements

In August 2005, we entered into interest rate swap agreements with third parties to convert a notional amount of $50.0 million of floating-rate borrowings under the $250 Million Credit Facility into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. Under these interest rate swap agreements, which became effective in October 2005, we receive a floating interest rate based on the three-month LIBOR (in arrears) and pay a fixed interest rate averaging 4.44%. These agreements mature in June 2010 and were determined to be cash flow hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 149 (“SFAS No. 133”). At October 31, 2005, the fair value of the interest rate swap agreements was an asset of $0.8 million which is recorded in other non-current assets on the Consolidated Balance Sheet. The change in fair value since inception, which is $0.5 million, net of tax, is recorded as a component of accumulated other comprehensive income. Since inception, no amounts have been recognized in the Consolidated Results of Operations due to ineffectiveness.

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

Goodwill

We review the carrying value of our goodwill, as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), by comparing the carrying value of our reporting units to their fair value. When determining fair value, we utilized various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact results. We review the carrying value of goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. An adverse change to our business would impact our consolidated results and may result in an impairment of our goodwill. The aggregate carrying value of our goodwill was $391.4 million as of October 31, 2005. See Item 1—Note 4—”Goodwill and Other Intangible Assets, Net” to our Consolidated Financial Statements for more information on goodwill.

Other Intangible Assets

In accordance with the provisions of SFAS No. 142, indefinite-lived intangible assets are carried at the lower of cost or fair value. If the fair value of the indefinite-lived intangible asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference. We review the carrying value of indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. An adverse change to our business would impact our consolidated results and may result in an impairment of our indefinite-lived intangible assets. The aggregate carrying value of our indefinite-lived intangible assets was $81.0 million as of October 31, 2005. See Item 1—Note 4—”Goodwill and Other Intangible Assets, Net” to our Consolidated Financial Statements for more information on indefinite-lived intangible assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A 1% change in the interest rate on our floating-rate borrowings outstanding as of October 31, 2005, excluding our $50.0 million of hedged borrowings whereby we fixed the interest rate, would result in an increase or decrease in interest expense of $1.2 million annually.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Part 1-Item 1-Note 15-“Commitments and Contingencies” to our Consolidated Financial Statements, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds: None.

Issuer Purchases of Equity Securities:

Period of settlement date	Total Number of Shares Repurchased	Average Price Paid per Share (including Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program
August 1-31, 2005	248,400	$25.22	248,400	N/A
September 1-30, 2005	862,300	24.70	862,300	N/A
October 1-31, 2005	451,600	23.63	451,600	N/A

Total	1,562,300	$24.48	1,562,300	$2.8 million

(a)	On July 5, 2005, we announced a $50.0 million share repurchase program of which as of July 31, 2005 we had $41.1 million of authorization remaining.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Our 2005 Annual Meeting of Stockholders was held on September 20, 2005. At that Annual Meeting, our stockholders:

1.	elected Ulysses L. Bridgeman, Jr. and Rodman L. Drake to serve as Class I directors for a three-year term until the 2008 Annual Meeting of Stockholders and until their successors are duly elected and qualified;

2.	approved the 2004 Equity and Incentive Plan; and

3.	ratified the selection of Deloitte & Touche LLP as our auditors for the fiscal year ending April 30, 2006.

On August 3, 2005, the record date of the Annual Meeting, we had 36,869,312 shares of common stock outstanding. At the Annual Meeting, holders of 33,813,414 shares of common stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

Proposal I – Election of Directors

	Votes in Favor	Withheld
Ulysses L. Bridgeman, Jr.	32,473,471	1,339,943
Rodman L. Drake	32,472,830	1,340,584

The following directors also have terms in office that continue after the Annual Meeting: Mark L. Heimbouch, Michael D. Lister, Margaret Milner Richardson, Louis P. Salvatore and James C. Spira.

Proposal II – Approval of the 2004 Equity and Incentive Plan

Votes in favor	26,831,022
Votes against	1,013,603
Abstentions	115,820
Broker no votes	5,852,969

Proposal III – Ratification of Selection of Auditors

Votes in favor	33,754,093
Votes against	17,604
Abstentions	41,717

Item 5. Other Information.

We make available free of charge, through the investor relations’ section of our website, www.jacksonhewitt.com, our reports on file with the SEC, including our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Item 6. Exhibits.

Exhibits: We have filed the following exhibits in connection with this report.

10.30	Gateway Building D Office Lease, made as of November 17, 2005, between Sarasota Gateway Building D, LLLP and Jackson Hewitt Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 13, 2005.

JACKSON HEWITT TAX SERVICE INC.

By:

/s/ MICHAEL D. LISTER
Michael D. Lister
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MARK L. HEIMBOUCH
Mark L. Heimbouch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)