Form 10-Q
period 2006-01-31
JACKSON HEWITT TAX SERVICE INC
filed 2006-03-17
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

The number of shares outstanding of the registrant’s common stock was 35,274,963 (net of 2,538,197 shares held in treasury) as of February 28, 2006.

JACKSON HEWITT TAX SERVICE INC.

PART 1 — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amount)

	As of
	January 31, 2006	April 30, 2005
Assets
Current assets:
Cash and cash equivalents	$4,108	$113,264
Accounts receivable, net of allowance for doubtful accounts of $2,778 and $1,840, respectively	84,977	15,187
Notes receivable, net	4,956	3,156
Prepaid expenses and other	8,342	7,542
Deferred income taxes	4,615	3,446

Total current assets	106,998	142,595

Property and equipment, net	36,417	33,942
Goodwill	392,700	392,691
Other intangible assets, net	86,758	87,634
Notes receivable, net	6,654	2,765
Other non-current assets, net	15,422	15,462

Total assets	$644,949	$675,089

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$28,767	$27,581
Income taxes payable	9,427	21,339
Deferred revenues	20,092	7,834

Total current liabilities	58,286	56,754

Long-term debt	205,000	175,000
Deferred income taxes	35,752	36,005
Other non-current liabilities	13,936	11,093

Total liabilities	312,974	278,852

Commitments and Contingencies (Note 15)

Stockholders’ equity:
Common stock, par value $0.01; Authorized: 200,000,000 shares; Issued: 37,810,115 and 37,634,327 shares, respectively	378	376
Additional paid-in capital	350,179	344,908
Retained earnings	42,247	50,953
Accumulated other comprehensive income	498	—
Less: Treasury stock, at cost: 2,538,197 and zero shares, respectively	(61,327)	—

Total stockholders’ equity	331,975	396,237

Total liabilities and stockholders’ equity	$644,949	$675,089

The accompanying notes are an integral part of these Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Revenues
Franchise operations revenues:
Royalty	$29,262	$20,197	$30,589	$21,186
Marketing and advertising	13,318	9,414	13,930	9,869
Financial product fees	17,197	13,673	21,179	16,863
Other financial product revenues	1,409	2,277	5,518	8,117
Other	3,938	3,663	8,199	8,324
Service revenues from company-owned office operations	30,031	24,013	30,873	25,076

Total revenues	95,155	73,237	110,288	89,435

Expenses
Cost of franchise operations	6,800	6,577	21,303	19,875
Marketing and advertising	16,787	14,977	22,642	20,175
Cost of company-owned office operations	14,921	12,107	24,064	21,646
Selling, general and administrative	11,576	6,209	26,696	22,896
Depreciation and amortization	2,859	2,850	8,242	8,647

Total expenses	52,943	42,720	102,947	93,239

Income (loss) from operations	42,212	30,517	7,341	(3,804)
Other income/(expense):
Interest income	508	355	1,433	739
Interest expense	(2,747)	(2,022)	(6,664)	(4,539)
Write-off of deferred financing costs	—	—	(2,677)	—
Gain on sale of assets, net	304	—	520	—

Income (loss) before income taxes	40,277	28,850	(47)	(7,604)
Provision for (benefit from) income taxes	15,810	11,304	(19)	(2,980)

Net income (loss)	$24,467	$17,546	$(28)	$(4,624)

Earnings (loss) per share:
Basic	$0.69	$0.47	$—	$(0.12)

Diluted	$0.69	$0.46	$—	$(0.12)

Dividends declared per share:
Basic	$0.08	$0.07	$0.24	$0.14

Diluted	$0.08	$0.07	$0.24	$0.14

Weighted average shares outstanding:
Basic	35,286	37,640	36,307	37,603

Diluted	35,678	38,030	36,307	37,603

The accompanying notes are an integral part of these Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended January 31,
	2006	2005
Operating activities:
Net loss	$(28)	$(4,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,242	8,647
Gain on sale of assets, net	(520)	—
Amortization of Gold Guarantee product	(1,656)	(1,182)
Amortization of development advances	883	776
Amortization of deferred financing costs	191	387
Write-off of deferred financing costs	2,677	—
Provision for uncollectible receivables, net	1,116	1,788
Stock-based compensation	2,042	6,002
Deferred income taxes	(1,252)	(376)
Other	10	—
Changes in assets and liabilities, excluding the impact of acquisitions:	—	—
Accounts receivable	(71,019)	(25,241)
Notes receivable	(2,480)	(4,383)
Prepaid expenses and other	1,307	(2,279)
Other non-current assets	(5,151)	(1,699)
Accounts payable and accrued liabilities	154	2,668
Income taxes payable	(11,912)	76
Deferred revenues	15,877	9,592
Other non-current liabilities	4,996	(2,933)

Net cash used in operating activities	(56,523)	(12,781)

Investing activities:
Capital expenditures	(8,554)	(3,633)
Funding of development advances	(1,192)	(2,271)
Storefront financing	(2,716)	—
Cash paid for acquisitions	(1,779)	(1,698)

Net cash used in investing activities	(14,241)	(7,602)

Financing activities:
Common stock repurchases	(61,327)	—
Proceeds from issuance of $175 Million Notes	—	175,000
Cash portion of Special Dividend to Cendant	—	(175,000)
Repayment of $175 Million Notes	(175,000)	—
Borrowings under revolving credit facility	210,000	20,000
Repayment of borrowings under revolving credit facility	(5,000)	(8,000)
Proceeds from issuance of common stock	2,406	304
Dividends paid to stockholders	(8,671)	(5,266)
Debt issuance costs	(681)	(3,337)
Payments on capitalized lease obligation	(119)	—
Decrease in Due from Cendant	—	12,133

Net cash (used in) provided by financing activities	(38,392)	15,834

Net (decrease) increase in cash and cash equivalents	(109,156)	(4,549)
Cash and cash equivalents, beginning of period	113,264	5,266

Cash and cash equivalents, end of period	$4,108	$717

Supplemental disclosure for non-cash investing and financing transactions:
Special Dividend — Distribution of Due from Cendant	$—	$131,852

Tax benefit from exercise of stock options	$502	$—

Common stock grant	$525	$—

Change in fair value of derivatives, net of tax of $332	$498	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Jackson Hewitt Tax Service Inc., through its subsidiaries, provides computerized preparation of federal and state personal income tax returns through a network of franchised and company-owned offices under the brand name Jackson Hewitt Tax Service®. “JHTS” and the “Company” are used interchangeably to refer to Jackson Hewitt Tax Service Inc. or to Jackson Hewitt Tax Service Inc. and its subsidiaries, as appropriate to the context. Jackson Hewitt Inc. (“JHI”) is a 100% owned subsidiary of JHTS. Company-owned office operations are conducted by Tax Services of America, Inc. (“TSA”), which is a wholly-owned subsidiary of JHI. The Consolidated Financial Statements include the accounts and transactions of JHTS and its subsidiaries.

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

The Company’s results of operations and cash flows for the period from May 1, 2004 through the Company’s IPO date, which are included in the nine months ended January 31, 2005, reflect the historical results of operations and cash flows of the business divested by Cendant in the Company’s IPO. As a result, the accompanying Consolidated Financial Statements may not necessarily reflect the Company’s results of operations and cash flows in the future or what the Company’s results of operations and cash flows would have been had JHTS been a stand-alone public company during this period. See Note 8 - “Related Party Transactions” for a more detailed description of the Company’s transactions with Cendant.

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net income (loss) from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net income (loss)	$24,467	$17,546	$(28)	$(4,624)
Changes in fair value of derivatives	16	—	498	—

Total comprehensive income (loss)	$24,483	$17,546	$470	$(4,624)

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

Other Financial Product Revenues

Other financial product revenues represent a portion of the revenues the Company earns from the facilitation of refund anticipation loans (“RALs”). In the three months ended January 31, 2006, the agreement with Santa Barbara Bank & Trust (“SBB&T”), a division of Pacific Capital Bank, N.A., provided for a total of $11.8 million in fees for RALs facilitated by the Company’s network which is subject to a threshold by which net finance fees received by SBB&T must exceed uncollected loans from the aggregate principal amount of RALs facilitated by the Company’s network. Until it becomes determinable that the Company will not have to reimburse any amounts to SBB&T, the Company has deferred all such revenues on the Consolidated Balance Sheet as of January 31, 2006. See Note 16—“Subsequent Events” for a more detailed discussion of the new financial product agreements executed on February 24, 2006.

Derivatives and Hedging Activities

The Company has entered into interest rate swap agreements for the purpose of mitigating the Company’s exposure to floating interest rates on certain portions of the Company’s debt. The use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for trading purposes is strictly prohibited.

The Company’s interest rate swap agreements have been designated as cash flow hedges and are recorded on the Consolidated Balance Sheet at their fair value. Changes in the fair value of the interest rate swap agreements, to the extent that they remain highly effective, are recorded in other comprehensive income (loss). The Company formally assesses (both at inception of the hedge and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Any hedge ineffectiveness is recorded in the Consolidated Statement of Operations. See Note 10 – “Interest Rate Swap Agreements” for a more detailed discussion of the Company’s derivative transactions.

Rent Expense

Total rent payments in an operating lease are recognized straight-line over the lease term, including any rent holiday period(s). Reimbursements for leasehold improvements are accounted for as a deferred rental liability and recognized as a reduction to rent expense over the term of the lease.

3. COMPUTATION OF EARNINGS (LOSS) PER SHARE

The computation of basic earnings (loss) per share is calculated by dividing net income (loss) available to the Company’s common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to the Company’s common stockholders by an adjusted weighted average number of common shares outstanding assuming conversion of potentially dilutive securities arising from stock options outstanding. Common shares repurchased by the Company are excluded from the calculation of earnings (loss) per share.

The following table presents the computation of basic and diluted earnings (loss) per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Net income (loss), basic and diluted (in thousands)	$24,467	$17,546	$(28)	$(4,624)

Weighted average shares outstanding (in thousands):
Basic	35,286	37,640	36,307	37,603

Diluted	35,678	38,030	36,307	37,603

Earnings (loss) per share:
Basic	$0.69	$0.47	$0.00	$(0.12)

Diluted	$0.69	$0.46	$0.00	$(0.12)

Stock options to purchase 2,311,964 and 2,000,611 shares of common stock were not included in the computation of diluted net loss per share for the nine months ended January 31, 2006 and 2005, respectively, because the effect would have been antidilutive.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2005	$336,767	$55,924	$392,691
Additions	—	1,933	1,933
Dispositions	—	(1,924)	(1,924)

Balance as of January 31, 2006	$336,767	$55,933	$392,700

See Note 13 - “Acquisitions and Dispositions” for additional information on acquisitions and dispositions made during the nine months ended January 31, 2006.

Other intangible assets consist of:

	As of January 31, 2006			As of April 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(12,387)	$3,665	$16,052	$(11,184)	$4,868
Customer relationships(b)	7,561	(5,467)	2,093	7,143	(5,377)	1,766

Total amortizable other intangible assets	$23,613	$(17,855)	5,758	$23,195	$(16,561)	6,634

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000

Total other intangible assets			$86,758			$87,634

(a)	Amortized over a period of 10 years.
(b)	Amortized over a period of, on average, five years.

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2005	$85,868	$1,766	$87,634
Additions	—	1,048	1,048
Dispositions	—	(61)	(61)
Amortization	(1,203)	(660)	(1,863)

Balance as of January 31, 2006	$84,665	$2,093	$86,758

Amortization expense relating to other intangible assets was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
	(In thousands)
Franchise agreements	$400	$376	$1,203	$1,178
Customer relationships	204	317	660	959

Total	$604	$693	$1,863	$2,137

Estimated amortization expense related to other intangible assets for each of the respective periods in the fiscal years ended April 30 is as follows:

Amount
(In thousands)
Remaining three months in fiscal 2006	$672
2007	2,484
2008	1,511
2009	377
2010	281
2011 and thereafter	433

Total	$5,758

5. NOTES RECEIVABLE, NET

Notes receivable, net consists of the following:

	As of
	January 31, 2006	April 30, 2005
	(In thousands)
Notes receivable	$13,126	$7,570
Less allowance for uncollectible amounts	(1,516)	(1,649)

Notes receivable, net	11,610	5,921
Less current portion, net	(4,956)	(3,156)

Notes receivable, net—non-current	$6,654	$2,765

In the three and nine months ended January 31, 2006, the Company provided financing to franchisees for 81 and 108 storefront locations, respectively, in loan amounts of up to $25,000 for each note receivable. These notes are typically due over a period of less than 30 months. At January 31, 2006, the current portion of notes receivable, net includes $0.6 million related to storefront financing and non-current notes receivable, net includes $2.2 million related to storefront financing.

6. DEVELOPMENT ADVANCES, NET

Development advances, net are included in other non-current assets, net and consist of the following:

	As of
	January 31, 2006	April 30, 2005
	(In thousands)
Unamortized development advances	$7,971	$7,662
Less allowance	(1,246)	(1,226)

Development advances, net	$6,725	$6,436

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	As of
	January 31, 2006	April 30, 2005
	(In thousands)
Accounts payable	$2,966	$2,089
Accrued payroll and related liabilities	8,738	10,385
Accrued litigation settlement	2,820	3,107
Accrued marketing and advertising	4,437	6,479
Accrued purchase price obligations	1,243	120
Outstanding checks in excess of funds on deposit	—	1,304
Other accrued liabilities	8,563	4,097

Total accounts payable and accrued liabilities	$28,767	$27,581

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

Allocation and Funding of Expenses

During the period from May 1, 2004 to the Company’s IPO date, the Company was allocated general corporate overhead expenses from Cendant for corporate-related functions as well as other expenses directly attributable to the Company. Cendant allocated corporate overhead to the Company based on a percentage of the Company’s forecasted revenues and allocated other expenses that directly benefited the Company based on the Company’s actual utilization of the services. Corporate expense allocations included executive management, finance, human resources, information technology, legal and real estate facility usage and were included in selling, general and administrative expenses in the Consolidated Statement of Operations. The Company believes the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Cendant to the Company were reasonable and are consistent with the amounts that would have been incurred if the Company had performed these functions as a stand-alone company.

All allocated overhead expenses as well as direct charges were included in Due from Cendant on the Consolidated Balance Sheet. No interest was charged by Cendant or received by the Company in any period presented with respect to intercompany balances. Prior to the Company’s IPO, Cendant used cash swept from the Company’s bank accounts to fund these disbursements.

The major categories of intercompany activity between the Company and Cendant were as follows:

Period from May 1, 2004 to the Company’s IPO Date
(In thousands)
Due from Cendant as of April 30, 2004	$143,985

Corporate expense allocations	(750)
Payroll and related	(5,461)
Accounts payable funding	(12,878)
Income taxes	2,509
Cash sweeps	4,447

Subtotal	(12,133)
Special Dividend - distribution of Due from Cendant	(131,852)

Due from Cendant as of the Company’s IPO date	$—

Transitional Agreement and Other Related Agreements

Upon completion of the Company’s IPO, the Company entered into a transitional agreement with Cendant to provide for an orderly transition to being an independent company and to govern the continuing arrangements between the Company and Cendant. The Company also entered into a sublease agreement for its corporate headquarters in Parsippany, New Jersey, which expired in September 2005, and a sublease assignment and assumption agreement for its technology facility in Sarasota, Florida. The Company pays rent directly to the landlord of the Sarasota facility as a sublessee under Cendant’s lease, which expires in May 2006. The Company’s rental expense under these agreements was $0.1 million and $0.4 million for the three months ended January 31, 2006 and 2005, respectively. For the nine months ended January 31, 2006 and 2005, such rental expense was $0.9 million and $1.1 million, respectively.

On May 1, 2005, the Company entered into a new lease with a different lessor for office space located in Parsippany and in September 2005, the Company relocated its corporate headquarters to this office space. The lease expires in October 2012. Annual base rental expense is $1.2 million.

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

Excluding rental expense disclosed above, the Company incurred an aggregate of $0.2 million and $0.8 million of expenses related to such transitional and other related agreements with Cendant for the three months ended January 31, 2006 and 2005, respectively, which is included in cost of franchise operations and selling, general and administrative. For the nine months ended January 31, 2006 and 2005, the Company incurred an aggregate of $1.3 million and $1.8 million of such expenses, respectively.

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

The Company has completed most transition arrangements with Cendant and is now predominantly operational on its own systems and infrastructure. The Company has completed the implementation of its own back office systems including human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable, tax support and public and regulatory affairs. On June 30, 2005, the Company entered into a five-year agreement with a service provider at a cost of $0.7 million annually to provide information technology support services. Such services provided by Cendant under the transitional agreement were terminated as of September 30, 2005. Also, on September 30, 2005, Cendant discontinued providing revenue audit services to the Company. The Company is currently evaluating various alternatives to replace the revenue audit services.

Remaining transitional services from Cendant are as follows:

•	Telecommunications services: Cendant will continue to provide the Company with telecommunications services under the transitional agreement until June 30, 2007. Both Cendant and the Company may terminate the provision of these services, without penalty, upon 180 days written notice by the terminating party.

•	Call support services: Cendant will continue to provide the Company with call support services under the transitional agreement until December 31, 2006.

•	Event marketing services: Cendant will continue to provide the Company with event marketing services under the transitional agreement until December 31, 2006.

9. LONG-TERM DEBT AND CREDIT FACILITIES

$250 Million Credit Facility

On June 29, 2005, the Company established a $250.0 million five-year unsecured credit facility (the “$250 Million Credit Facility”) that generally had less restrictive covenants than those contained in the Company’s prior debt agreements and reduced the cost of debt. Borrowings under the $250 Million Credit Facility are to be used to finance working capital needs, potential acquisitions and other general corporate purposes including repurchases of the Company’s common stock.

The $250 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Eurodollar borrowings bear interest at the London Inter-Bank Offer Rate (“LIBOR”), as defined in the $250 Million Credit Facility, plus a credit spread as defined in the $250 Million Credit Facility, currently 0.95% per annum. Base Rate borrowings, as defined in the Credit Agreement, bear interest primarily at the Prime Rate, as defined in the $250 Million Credit Facility. The $250 Million Credit Facility carries an annual fee currently at 0.175% of the unused portion of the $250 Million Credit Facility, which is payable quarterly. The Company may also use the $250 Million Credit Facility to issue letters of credit for general corporate purposes. There was a $1.0 million letter of credit outstanding under the $250 Million Credit Facility as of January 31, 2006.

In connection with entering into the $250 Million Credit Facility, the Company incurred $0.7 million of financing fees, which were deferred and are being amortized to interest expense over the term of the $250 Million Credit Facility. Amortization of financing fees under the $250 Million Credit Facility amounted to $34,000 and $0.1 million for the three and nine months ended January 31, 2006, respectively.

Interest expense associated with borrowings under the $250 Million Credit Facility was $2.6 million and $4.9 million for the three and nine months ended January 31, 2006, respectively.

The $250 Million Credit Facility agreement contains covenants, including the requirement that the Company maintain certain financial covenants, such as a maximum consolidated leverage ratio of 2.5:1.0 and a minimum consolidated interest coverage ratio of 4.0:1.0. The consolidated leverage ratio is the ratio of consolidated debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), each as defined in the $250 Million Credit Facility. The consolidated interest coverage ratio is the ratio of consolidated EBITDA to consolidated interest expense, each as defined in the $250 Million Credit Facility. The maximum leverage ratio and minimum interest coverage ratio remains fixed through the five-year term of the $250 Million Credit Facility. As of January 31, 2006, the Company was in compliance with these covenants.

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

Floating Rate Senior Unsecured Notes

On June 27, 2005, the Company repaid in full $175.0 million of five-year floating-rate senior unsecured notes (“$175 Million Notes”) that were outstanding. To repay the $175 Million Notes, the Company used cash provided by operations from the prior tax season of $76.0 million and borrowed $99.0 million under the $100.0 million five-year revolving credit facility (the “$100 Million Credit Facility”), discussed below.

The Company had issued the $175 Million Notes through a private placement on June 25, 2004 in connection with the Company’s IPO. The purpose of this issuance was to fund the cash portion of the Special Dividend paid to Cendant upon Cendant’s divestiture of its entire ownership in the Company. The $175 Million Notes accrued interest based on the three-month LIBOR plus 1.5%.

In connection with the issuance of the $175 Million Notes, the Company incurred $1.7 million of financing fees which were deferred and amortized to interest expense over the term of the $175 Million Notes. Amortization of such fees amounted to $0.1 million for the three months ended January 31, 2005. For the nine months ended January 31, 2006 and 2005, such amortization was $0.1 million and $0.2 million, respectively. The Company incurred a non-cash charge of $1.4 million for the nine months ended January 31, 2006 related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes in June 2005.

The agreement governing the $175 Million Notes contained substantially similar provisions and covenants to those contained in the $100 Million Credit Facility, as well as customary event of default provisions and other terms and conditions that were consistent with those contained in similar debt obligations of issuers with a credit quality similar to JHTS. The agreements that governed the $175 Million Notes and $100 Million Credit Facility were amended on January 7, 2005 to permit the Company to repurchase additional shares of common stock.

Interest expense under the $175 Million Notes amounted to $1.7 million for the three months ended January 31, 2005. For the nine months ended January 31, 2006 and 2005, such expense was $1.3 million and $3.6 million, respectively.

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

In connection with entering into the $100 Million Credit Facility, the Company incurred $1.6 million of financing fees, which were deferred and were being amortized to interest expense over the five-year term of the $100 Million Credit Facility. Amortization of financing fees amounted to $0.1 million for the three months ended January 31, 2005. For the nine months ended January 31, 2006 and 2005, such amortization was $0.1 million and $0.2 million, respectively. The Company incurred a non-cash charge of $1.3 million for the nine months ended January 31, 2006 related to the write-off of deferred financing costs associated with the termination of the $100 Million Credit Facility in June 2005.

As discussed above, on June 27, 2005, the Company borrowed $99.0 million from the $100 Million Credit Facility and two days later repaid this amount in full. Interest expense associated with borrowings under the $100 Million Credit Facility was $35,000 for the nine months ended January 31, 2006. Such interest expense was $0.1 million for the three and nine months ended January 31, 2005.

Bridge Agreement

On May 26, 2005, the Company and a financial institution entered into a bridge credit agreement (the “Bridge Agreement”), pursuant to which the financial institution agreed to establish a revolving line of credit in favor of the Company, in the aggregate principal amount of up to $50.0 million, to temporarily supplement the Company’s $100 Million Credit Facility after repaying the $175 Million Notes. The interest payable on the unpaid principal amount of any borrowing under the Bridge Agreement was calculated at a rate equal to LIBOR, as defined in the Bridge Agreement, plus 1.25%. The Bridge Agreement incorporated by reference certain terms and conditions set forth in the $100 Million Credit Facility. The Bridge Agreement was scheduled to expire by no later than January 31, 2006, but was terminated upon the execution of the $250 Million Credit Facility on June 29, 2005. The Company did not borrow against the Bridge Agreement.

Average Cost of Debt

For the three months ended January 31, 2006 and 2005, the Company’s average cost of debt was 5.5% and 4.2%, respectively. For the nine months ended January 31, 2006 and 2005, the Company’s average cost of debt was 5.3% and 4.0%, respectively.

10. INTEREST RATE SWAP AGREEMENTS

In August 2005, the Company entered into interest rate swap agreements with financial institutions to convert a notional amount of $50.0 million of floating-rate borrowings under the $250 Million Credit Facility into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. Under these interest rate swap agreements, which became effective in October 2005, the Company receives a floating interest rate based on the three-month LIBOR (in arrears) and pays a fixed interest rate averaging 4.4%. These agreements mature in June 2010 and were determined to be cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 149 (“SFAS No. 133”). At January 31, 2006, the fair value of the interest rate swap agreements was an asset of $0.8 million which is recorded in other non-current assets on the Consolidated Balance Sheet. The change in fair value since inception to January 31, 2006 was $0.5 million, net of tax, and is recorded as a component of accumulated other comprehensive income. Since inception, no amounts have been recognized in the Consolidated Statements of Operations due to ineffectiveness.

11. STOCK-BASED COMPENSATION

Exchange Transaction

Prior to the Company’s IPO, certain employees of the Company were granted stock options and restricted stock units (“RSUs”) under Cendant’s stock-based compensation plans. In connection with the Company’s IPO and pursuant to the consent of each holder, the Company issued to employees 903,935 vested stock options and 100,880 shares of common stock in exchange for their Cendant stock options and RSUs, respectively. The exchange transaction was structured to provide the same relative value to employees as the Cendant awards held by such employees prior to the Company’s IPO. As a result of the exchange transaction, the Company incurred stock-based compensation expense of $4.5 million for the nine months ended January 31, 2005, which is included in selling, general and administrative expenses in the Consolidated Statement of Operations. Included in the $4.5 million charge was a $1.9 million charge related to the issuance to employees of vested stock options to purchase shares of JHTS common stock in exchange for their Cendant stock options. Additionally, Cendant RSUs held by the Company’s employees were cancelled and converted into JHTS common stock that resulted in $2.6 million of stock-based compensation expense, of which approximately $1.0 million represents the value of shares withheld to satisfy the employees’ income and payroll tax obligation.

Stock Options

In addition to the exchange transaction, the Company incurred stock-based compensation expense of $0.7 million and $0.4 million in the three months ended January 31, 2006 and 2005, respectively, in connection with stock options granted to employees. For the nine months ended January 31, 2006 and 2005, the Company incurred such stock-based compensation expense of $1.8 million and $1.0 million, respectively.

Restricted Stock Units

The Company incurred stock-based compensation expense of $0.1 million in each of the three month periods ended January 31, 2006 and 2005, respectively, in connection with the issuance of fully vested and non-forfeitable RSUs to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services. For the nine months ended January 31, 2006 and 2005, the Company incurred such stock-based compensation expense of $0.2 million and $0.4 million, respectively.

12. SHARE REPURCHASE PROGRAMS

During the three months ended January 31, 2006, the Company paid $2.8 million, including commissions, to repurchase 115,297 shares of its common stock, which completed a $50.0 million share repurchase program that had been approved by the Company’s Board of Directors on July 5, 2005. For the nine months ended January 31, 2006, the Company paid $61.3 million, including commissions, to repurchase 2,538,197 shares of its common stock of which 500,000 shares were acquired under a previously authorized repurchase program. No repurchased shares have been retired as of January 31, 2006.

13. ACQUISITIONS AND DISPOSITIONS

During the three months ended January 31, 2006, the Company acquired five tax return preparation businesses for a total purchase price of $2.7 million, of which $1.2 million represents accrued purchase price obligations that are included in accounts payable and accrued liabilities on the Consolidated Balance Sheet as of January 31, 2006. All of the goodwill associated with acquisitions was allocated to the company-owned office operations segment.

In November 2005, the Company sold selected company-owned office operations in Texas to an existing franchisee for consideration of $0.9 million of which $0.1 million represented initial franchise fees for territory sales and $0.8 million was for the sale of the assets. As a result of the sale, the Company recognized a $0.3 million gain on sale of assets.

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

(In thousands)	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
Three months ended January 31, 2006
Revenues	$65,124	$30,031	$—	$95,155

Income (loss) before income taxes	$40,995	$11,534	$(12,252)	$40,277

Three months ended January 31, 2005
Revenues	$49,224	$24,013	$—	$73,237

Income (loss) before income taxes	$26,443	$8,426	$(6,019)	$28,850

(In thousands)	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
Nine months ended January 31, 2006
Revenues	$79,415	$30,873	$—	$110,288

Income (loss) before income taxes	$30,079	$45	$(30,171)	$(47)

Nine months ended January 31, 2005
Revenues	$64,359	$25,076	$—	$89,435

Income (loss) before income taxes	$18,314	$(4,402)	$(21,516)	$(7,604)

(a)	Amounts included in income (loss) before income taxes consist of unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as stock-based compensation, interest income and interest expense.

15. COMMITMENTS AND CONTINGENCIES

Guarantees

The Company is required to provide various types of surety bonds, such as tax preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations. These bonds vary in duration although most are issued and outstanding from one to two years. As of January 31, 2006, the maximum potential payment under the aggregate outstanding surety bonds is approximately $1.9 million. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company provides a guarantee that could require it to make future minimum rental payments under a three-year leasing arrangement, which expires this tax season, in the event that the primary obligor does not meet its required payments. The Company has not recorded a liability on the Consolidated Balance Sheet with respect to this guarantee. As of January 31, 2006, the maximum potential payment under this arrangement totals $0.4 million. There have been no amounts paid by the Company under this arrangement in the past and there is no expectation that the Company will be required to make payment in the future.

The Company, through TSA, provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require it in certain circumstances to pay penalties and interest assessed by a taxing authority. The Company has recognized a liability of $0.1 million as of January 31, 2006 for the fair value of the obligation undertaken in issuing the guarantee. Such liability is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee® product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

The transitional agreement with Cendant provides that the Company continue to indemnify Cendant and its affiliates against potential losses based on, arising out of or resulting from, among other things, claims by third parties relating to the ownership or the operation of the Company’s assets or properties and the operation or conduct of the Company’s business, whether in the past or future, including any currently pending litigation against Cendant and any claims arising out of or relating to the Company’s IPO. The only currently pending litigation against the Company and Cendant are the suits brought by Canieva Hood in Ohio and California, which are discussed below in “Legal Proceedings.” Additionally, the transitional agreement provides that the Company will be responsible for the respective tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries relating to all taxable periods. Accordingly, the Company will indemnify Cendant and its subsidiaries against any such tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries. While there have not been any indemnification payments by the Company under these arrangements since the Company’s IPO, there can be no assurance that the Company will not be obligated to make such payments in the future.

There was a $1.0 million letter of credit outstanding under the $250 Million Credit Facility as of January 31, 2006 as required under the Company’s lease agreement for the new corporate headquarters.

The Company routinely enters into contracts that include indemnification provisions that typically serve to protect the contracting parties from losses such parties suffer as a result of acts or omissions of the Company and/or its affiliates, including in particular indemnity obligations relating to (a) tax, legal and other risks related to the purchase of businesses; (b) indemnification of the Company’s directors and officers; (c) indemnities of various lessors in connection with facility leases for certain claims arising from such facility or lease; and (d) third-party claims, including those from franchisees, relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnities, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against the Company and the ultimate liability related to any such claims, if any, is difficult to predict. While there have not been any indemnification payments by JHTS under these arrangements in the past, there can be no assurance that the Company will not be obligated to make such payments in the future.

Legal Proceedings

On August 27, 2002, a plaintiff group comprising of 154 franchisees filed an action against SBB&T and the Company in the Superior Court of New Jersey, Morris

County. The suit alleged, among other things, that the Company breached an agreement with the plaintiffs by not paying them a portion of surpluses in RAL loss reserves. The plaintiffs sought a declaratory judgment, an accounting, payment of an incentive rebate, unspecified compensatory and punitive damages, treble damages and attorneys’ fees. By an order dated December 6, 2002, the court dismissed the conversion and fraud counts of the complaint with prejudice. The plaintiffs filed an amended complaint on March 17, 2003. The parties submitted the matter to mediation in July 2003, which resulted in a settlement in which the Company agreed, among other things, to make a $2.0 million cash payment, spend an additional $2.0 million on regional advertising from 2004 through 2006, pay additional rebates to franchisees of up to $3.00 per RAL processed during the 2004 through 2006 tax seasons, subject to performance criteria, and implement a temporary royalty fee reduction program for certain new franchise offices. On December 19, 2003, the court issued a ruling enforcing the settlement and dismissed the action with prejudice. Accordingly, a $10.4 million charge was recognized in fiscal 2004. As of January 31, 2006, the Company has made cash payments of $7.2 million towards the litigation settlement. As of January 31, 2006, the Company’s litigation settlement accrual of $2.7 million is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet.

As of January 31, 2006, 152 plaintiffs in the action have executed the settlement agreement. One plaintiff has appealed the enforcement order of December 19, 2003. On May 17, 2005, the Superior Court of New Jersey Appellate Division reversed the trial court’s December 19, 2003 ruling as to the one who appealed, and remanded for further proceedings. The Company has filed a petition for certification with the New Jersey Supreme Court, which was granted on July 20, 2005. The decision of the New Jersey Supreme Court is currently pending.

On or about April 4, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against SBB&T and the Company in the Superior Court of California (San Francisco), subsequently adding Cendant, in the Superior Court of California (Santa Barbara, following a transfer from San Francisco) in connection with the provision of RALs, seeking declaratory relief as to the lawfulness of the practice of cross-lender debt collection, the validity of SBB&T’s cross-lender debt collection provision and whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent. The Company was joined in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T. The Company filed a demurrer and subsequently answered the amended complaint, denying any liability. The Court has granted a motion to dismiss SBB&T and other banks who are third-party defendants on the ground that the claims are preempted by federal law. Plaintiffs have appealed that decision. The Court has stayed all other proceedings, pending appeal. The Company believes it has meritorious defenses and is contesting this matter vigorously. Ms. Hood has also filed a separate suit against the Company and Cendant on December 18, 2003 in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. Plaintiff subsequently voluntarily dismissed Cendant from this action. The allegations relate to the same set of facts as the California action. The Company filed a motion to stay or dismiss, which was denied, and subsequently answered the Complaint, denying any liability. The case is in its discovery and pretrial stage. The Company has filed a motion to stay the action, or in the alternative to add SBB&T as a third-party defendant, pending a decision in the California appeal. A decision by the Court is currently pending. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On June 18, 2004, Myron Benton brought a purported class action against SBB&T and the Company in the Supreme Court of the State of New York (County of New York) in connection with disclosures made in connection with the provision of RALs, alleging that the disclosures and related practices are fraudulent and otherwise unlawful, and seeking equitable and monetary relief. The Company filed a motion to dismiss that complaint. In response, Benton withdrew his original complaint and filed an amended complaint on January 3, 2005. The Company filed a motion for summary judgment and the plaintiff filed a cross-motion for summary judgment, both of which are currently pending. While this matter is at a preliminary stage, the Company believes it has meritorious defenses and is contesting this matter vigorously.

On December 23, 2005, Pierre Brailsford and Kevin Gilmore brought a purported class action against the Company in the Superior Court of California, Alameda County in connection with disclosures made in connection with the provision of RALs, alleging that the disclosures and related practices are fraudulent and otherwise unlawful, and seeking equitable and monetary relief. The Company removed the action to federal court and subsequently filed a motion to dismiss the complaint. While this matter is at a preliminary stage, the Company believes it has meritorious defenses and is contesting this matter vigorously.

In March 2003, the Attorney General’s Office of the State of California (“California Attorney General”) initiated an inquiry into the Company’s business practices. The Company has voluntarily provided information requested by the California Attorney General about industry practices in general and our practices specifically. The California Attorney General has expressed concerns that certain business practices may violate law, which include, but are not limited to, the manner in which services are marketed, and financial products are facilitated. The Company believes that it has substantial defenses to any potential claims by the California Attorney General, however, in order to avoid protracted and potentially costly legal proceedings, the Company has recently engaged in settlement discussions with the California Attorney

General. The Company believes that it will be able to reach a settlement with the California Attorney General that will not have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Company’s efforts to resolve the California Attorney General’s inquiry will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement.

The Company is from time to time subject to other legal proceedings and claims in the ordinary course of business, none of which the Company believes are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there can be no assurance that such litigation or claims, or any future litigation or claims, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. SUBSEQUENT EVENTS

Declaration of Dividend

On March 10, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock, payable on April 14, 2006, to common stockholders of record on March 28, 2006.

New Financial Product Agreements

On February 24, 2006, the Company entered into program agreements (the “Program Agreements”) with HSBC Taxpayer Financial Services Inc. (“HSBC”) and SBB&T. Under the Program Agreements, each financial institution has the right to offer, process and administer certain refund-based financial products to customers of certain of the Company’s franchised and company-owned offices. Each financial institution pays the Company a fixed annual fee as compensation for being granted access to the Company’s customers, and the Company’s provision of other related services.

In connection with the Program Agreements, the Company also entered into technology agreements (the “Technology Agreements” and, together with the Program Agreements, the “Agreements”) with each financial institution, pursuant to which the Company provides certain technology-related services to the financial institutions in support of the financial institutions’ offering and administration of financial products. Under the Technology Agreements, the Company receives a fixed annual fee payment from each financial institution, as well as a potential variable payment tied to growth in the programs administered by the financial institutions under the Program Agreements.

The Agreements were deemed effective as of January 2, 2006 and were applicable for tax season 2006 and all related periods. The agreements with HSBC will expire on October 31, 2007. The agreements with SBB&T will expire on October 31, 2008.

In the three months ended January 31, 2006, the Company recognized $15.3 million of financial product fees under the prior agreements with the financial institutions. Revenues will be recognized in the fourth quarter of fiscal 2006 to account for differences between the prior and new agreements. The Company expects to recognize revenues as financial product fees earned under the combined new Agreements in both the third and fourth quarter of each year on a mostly pro rata basis as financial products are facilitated. Additionally, in the fourth quarter the Company will reverse the $11.8 million in deferred revenues on the Consolidated Balance Sheet as of January 31, 2006 as it relates to the prior agreement with SBB&T.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion may be understood more fully by reference to the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on July 29, 2005.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including but not limited to those contained in “Part I. Item 1—Consolidated Financial Statements” and notes thereto, “Part I. Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 1—Legal Proceedings” and included in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of Jackson Hewitt Tax Service Inc. (“JHTS”), including our ability to meet estimates regarding the opening of new offices and the sale of new territories. All statements in this report, other than statements that are purely historical, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could.” These forward-looking statements involve risks and uncertainties.

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

Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control. As a result of these factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. Readers should also consult the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended April 30, 2005 and our other public filings with the SEC. Copies are available from the SEC or JHTS website. We assume no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

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

JHTS is the second largest paid tax return preparer in the United States based on the number of individual tax returns filed by paid preparers. As of January 31, 2005, we operated a nationwide network comprised of 5,366 franchised offices and 647 company-owned offices under the Jackson Hewitt Tax Service® brand. During the three months ended January 31, 2006, our network filed 1.3 million tax returns, an increase of 19% as compared to the same period last year. We generate revenues from fees paid by our franchisees, service revenues earned at company-owned offices and revenues earned in connection with our facilitation of the sale of financial products. “JHTS,” “we,” “our,” and “us,” are used interchangeably to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

Separation from Cendant Corporation and Related Party Transactions

On June 25, 2004, Cendant Corporation (“Cendant”) divested 100% of its ownership interest in us through an initial public offering (“IPO”). Upon completion of our IPO, we entered into a transitional agreement with Cendant to provide for an orderly transition to being an independent company and to govern the continuing arrangements between us and Cendant. We also entered into a sublease agreement for our corporate headquarters in Parsippany, New Jersey, which expired in September 2005, and a sublease assignment and assumption agreement for our technology facility in Sarasota, Florida. We pay rent directly to the landlord of the Sarasota facility as a sublessee under Cendant’s lease, which expires in May 2006. Our rental expense under these agreements was $0.1 million and $0.4 million for the three months ended January 31, 2006 and 2005, respectively. For the nine months ended January 31, 2006 and 2005, such rental expense was $0.9 million and $1.1 million, respectively.

On May 1, 2005, we entered into a new lease with a different lessor for office space located in Parsippany and in September 2005, we relocated our corporate headquarters to this office space. The lease expires in October 2012. Annual base rental expense is $1.2 million.

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

Excluding rental expense disclosed above, we incurred an aggregate of $0.2 million and $0.8 million of expenses related to such transitional and other related agreements with Cendant for the three months ended January 31, 2006 and 2005, respectively. For the nine months ended January 31, 2006 and 2005, such costs were $1.3 million and $1.8 million, respectively.

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

We have completed most transition arrangements with Cendant and are now predominantly operational on our own systems and infrastructure. We have completed the implementation of our own back office systems, including human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable, tax support and public and regulatory affairs. On June 30, 2005, we entered into a five-year agreement with a service provider at a cost of $0.7 million annually to provide information technology support services. Such services provided by Cendant under the transitional agreement were terminated as of September 30, 2005. Also, on September 30, 2005, Cendant discontinued providing revenue audit services to us. We are currently looking at various alternatives to replace the revenue audit services.

Remaining transitional services from Cendant are as follows:

•	Telecommunications services: Cendant will continue to provide us with telecommunications services under the transitional agreement until June 30, 2007. Both Cendant and we may terminate the provision of these services, without penalty, upon 180 days written notice by the terminating party.

•	Call support services: Cendant will continue to provide us with call support services under the transitional agreement until December 31, 2006.

•	Event marketing services: Cendant will continue to provide us with event marketing services under the transitional agreement until December 31, 2006.

Prior Period Financial Statements

Our unaudited consolidated statements of operations and cash flows for the nine months ended January 31, 2005 reflect the historical results of operations and cash flows of our business from May 1, 2004 through our IPO date divested by Cendant in our IPO. As a result, the accompanying Consolidated Financial Statements may not necessarily reflect our results of operations and cash flows in the future or what our results of operations and cash flows would have been had we been a stand-alone public company during the entire period in fiscal 2005.

Key Trends Affecting Our Results

Our revenues have grown significantly over the past three fiscal years achieved, in part, through rapidly establishing offices in areas with large markets for our services. The following is a summary of the key trends that currently affect our results. Please also see “Forward-Looking Statements” for a discussion of potential risks and uncertainties facing our business.

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

New Financial Product Agreements

On February 24, 2006, we entered into program agreements (the “Program Agreements”) with HSBC Taxpayer Financial Services Inc. (“HSBC”) and SBB&T. Under the Program Agreements, each financial institution has the right to offer, process and administer certain refund-based financial products to customers of certain of our franchised and company-owned offices. Each financial institution pays us a fixed annual fee as compensation for being granted access to our customers, and our provision of other related services.

In connection with the Program Agreements, we also entered into technology agreements (the “Technology Agreements” and, together with the Program Agreements, the “Agreements”) with each financial institution, pursuant to which we provide certain technology-related services to the financial institutions in support of the financial institutions’ offering and administration of financial products. Under the Technology Agreements, we receive a fixed annual fee payment from each financial institution, as well as a potential variable payment tied to growth in the programs administered by the financial institutions under the Program Agreements.

The Agreements were deemed effective as of January 2, 2006 and were applicable for tax season 2006 and all related periods. The agreements with HSBC will expire on October 31, 2007. The agreements with SBB&T will expire on October 31, 2008.

For fiscal 2006 we expect total revenues under the new Agreements to be between $60 and $62 million. In the three months ended January 31, 2006, we recognized $15.3 million of financial product fees under the prior agreements with the financial institutions. Revenues will be recognized in the fourth quarter of fiscal 2006 to account for differences between the prior and new agreements. We expect to recognize revenues as financial product fees earned under the combined new Agreements in both the third and fourth quarter of each year on a mostly pro rata basis as financial products are facilitated. Additionally, in the fourth quarter we will reverse the $11.8 million in deferred revenues on the Consolidated Balance Sheet as of January 31, 2006 as it relates to the prior agreement with SBB&T.

Had the new Agreements been executed on January 2, 2006, we would have recognized $26.0 million of financial product fees under the new Agreements during the three months ended January 31, 2006.

RESULTS OF OPERATIONS

Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

Consolidated Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues
Franchise operations revenues:
Royalty	$29,262	$20,197	$30,589	$21,186
Marketing and advertising	13,318	9,414	13,930	9,869
Financial product fees	17,197	13,673	21,179	16,863
Other financial product revenues	1,409	2,277	5,518	8,117
Other	3,938	3,663	8,199	8,324
Service revenues from company-owned office operations	30,031	24,013	30,873	25,076

Total revenues	95,155	73,237	110,288	89,435

Expenses
Cost of franchise operations	6,800	6,577	21,303	19,875
Marketing and advertising	16,787	14,977	22,642	20,175
Cost of company-owned office operations	14,921	12,107	24,064	21,646
Selling, general and administrative	11,576	6,209	26,696	22,896
Depreciation and amortization	2,859	2,850	8,242	8,647

Total expenses	52,943	42,720	102,947	93,239

Income (loss) from operations	42,212	30,517	7,341	(3,804)
Other income/(expense):
Interest income	508	355	1,433	739
Interest expense	(2,747)	(2,022)	(6,664)	(4,539)
Write-off of deferred financing costs	—	—	(2,677)	—
Gain on sale of assets, net	304	—	520	—

Income (loss) before income taxes	40,277	28,850	(47)	(7,604)
Provision for (benefit from) income taxes	15,810	11,304	(19)	(2,980)

Net income (loss)	$24,467	$17,546	$(28)	$(4,624)

The table below presents selected key operating statistics for our franchise and company-owned office operations.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Offices:
Franchise operations	5,366	4,826	5,366	4,826
Company-owned office operations	647	621	647	621

Total offices - system	6,013	5,447	6,013	5,447

Tax returns prepared (in thousands):
Franchise operations	1,193	988	1,249	1,038
Company-owned office operations	150	140	154	145

Total tax returns prepared - system	1,343	1,128	1,403	1,183

Average revenues per tax return prepared:
Franchise operations (1)	$186.02	$158.61	$185.85	$158.27

Company-owned office operations (2)	$200.29	$171.70	$200.51	$172.74

Average revenues per tax return prepared - system	$187.61	$160.24	$187.46	$160.05

Financial products (in thousands) (3)	1,262	999	1,284	1,030

Average financial product fees per financial product (4)	$13.63	$13.69	$16.50	$16.37

_________

(1)    Calculated as total revenues earned by our franchisees, which does not represent revenues earned by us, divided by the number of tax returns prepared by our franchisees (see calculation below). We earn royalty and marketing and advertising revenues, which represent a percentage of the revenues received by our franchisees.

(2)    Calculated as tax preparation revenues and related fees earned by company-owned offices (as reflected in the Consolidated Statements of Operations) divided by the number of tax returns prepared by company-owned offices.

(3)    Consists of refund-based financial products and Gold Guarantee products.

(4)    Calculated as revenues earned from financial product fees (as reflected in the Consolidated Statements of Operations) divided by the number of financial products facilitated.

Calculation of average revenues per tax return prepared in Franchise Operations:

(dollars in thousands, except per tax return data)	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Total revenues earned by our franchisees (A)	$221,965	$156,750	$232,113	$164,238

Average royalty rate (B)	13.18%	12.88%	13.18%	12.90%
Marketing and advertising rate (C)	6.00%	6.00%	6.00%	6.00%

Combined royalty and marketing and advertising rate (B plus C)	19.18%	18.88%	19.18%	18.90%

Royalty revenues (A times B)	$29,262	$20,197	$30,589	$21,186
Marketing and advertising revenues (A times C)	13,318	9,414	13,930	9,869

Total royalty and marketing and advertising revenues	$42,580	$29,611	$44,519	$31,055

Number of tax returns prepared by our franchisees (D)	1,193	988	1,249	1,038

Average revenues per tax return prepared by our franchisees (A divided by D)	$186.02	$158.61	$185.85	$158.27

Amounts may not recalculate precisely due to rounding differences.

Three Months Ended January 31, 2006 as Compared to Three Months Ended January 31, 2005

Total Revenues

Total revenues increased $21.9 million, or 30%, primarily due to the increase of 19% in the number of tax returns prepared in our network as well as due to the increase of 17% in the average revenues per tax return prepared in our network. The number of tax returns prepared increased primarily due to strong same stores sales growth and the expansion of our network as total number of offices increased 10%. Additionally, the inclusion of an extra weekday at the end of January in the current year as compared to last year contributed 13 percentage points to the growth (i.e. 6% “day over day” growth). Average revenues per tax return prepared increased primarily as a result of annual price increases, enhanced product offerings and increased financial product penetration and increased complexity of tax returns prepared.

Financial product fees increased $3.5 million, or 26%, primarily due to a 26% increase in the number of financial products facilitated by our network as a result of the increase in the number of tax returns prepared and increase in financial product penetration rates.

Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total expenses increased $10.2 million, or 24%. The more notable highlights with respect to expenses incurred were as follows:

Cost of franchise operations: Cost of franchise operations increased $0.2 million, or 3%, due to the growth in our Gold Guarantee program during the 2005 tax season as expense from the Gold Guarantee product is charged ratably over the product’s 36-month life.

Marketing and advertising: Marketing and advertising expenses increased $1.8 million, or 12%, in line with anticipated tax return growth.

Cost of company-owned office operations: Cost of company-owned office operations increased $2.8 million, or 23%, primarily due to higher labor and facilities expenses incurred to support the growth in the segment.

Selling, general and administrative: Selling, general and administrative increased $5.4 million, or 86%, due to higher expenses in the following areas: (i) $4.1 million in legal and potential settlement-related expenses; (ii) $0.3 million in Sarbanes-Oxley compliance costs; (iii) $0.3 million in stock-based compensation due to additional stock options granted; and (iv) $0.7 million in other miscellaneous expenses primarily due to increased personnel and other administrative expenses.

Other Income/(Expense)

Please see Corporate and Other for the highlights regarding interest income, interest expense and write-off of deferred financing costs. Additionally, we recognized a $0.3 million net gain on sale of assets relating to the sale of company-owned operations in Texas to an existing franchisee.

Nine Months Ended January 31, 2006 as Compared to Nine Months Ended January 31, 2005

Total Revenues

Total revenues increased $20.9 million, or 23%, primarily due to the increase of 19% in the number of tax returns prepared in our network as well as due to the increase of 17% in the average revenues per tax return prepared in our network. The number of tax returns prepared and average revenues per tax return both increased primarily due to the same reasons discussed in the three month comparison.

Financial product fees increased $4.3 million, or 26%, primarily due to a 25% increase in the number of financial products facilitated by our network as a result of the increase in the number of tax returns prepared and increase in financial product penetration rates. Also contributing to the increase in such revenues was an increase of $1.6 million due to the growth in our Gold Guarantee program during the 2005 tax season as revenues from our Gold Guarantee product are recognized ratably over the product’s 36-month life.

Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total expenses increased $9.7 million, or 10%. The more notable highlights with respect to expenses incurred were as follows:

Cost of franchise operations: Cost of franchise operations increased $1.4 million, or 7%, primarily due to the growth in our Gold Guarantee program.

Marketing and advertising: Marketing and advertising expenses increased $2.5 million, or 12%, in line with anticipated tax return growth.

Cost of company-owned office operations: Costs of company-owned office operations increased $2.4 million, or 11%, primarily due to higher labor and facilities expenses incurred to support the growth in the segment.

Selling, general and administrative: Selling, general and administrative increased $3.8 million, or 17%, due to higher expenses in the following areas: (i) $4.6 million in legal and potential settlement-related expenses; (ii) $1.0 million in Sarbanes-Oxley compliance costs; (iii) $0.6 million in on-going stock-based compensation due to just over seven months of such costs subsequent to our IPO in June 2004 and additional stock options granted in the current period; (iv) $0.5 million in rental expense primarily due to duplicate rental costs for our corporate headquarters as rental expense was recorded beginning at inception of our new corporate headquarters lease which was several months prior to our occupancy; and (v) $1.6 million in other miscellaneous expenses primarily due to increased personnel and other administrative expenses. Included in the nine months ended January 31, 2005 was a stock-based compensation charge of $4.5 million related to the issuance to our employees of vested stock options and shares of common stock in exchange for Cendant stock options and restricted stock units that were held by our employees prior to our IPO.

Other Income/(Expense)

Please see Corporate and Other for the highlights regarding interest income, interest expense and the write-off of deferred financing costs. Additionally, we recognized a $0.5 million net gain on sale of assets relating to the sale of company-owned operations in Texas and Massachusetts to existing franchisees.

Segment Results and Corporate and Other

Franchise Operations

Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues
Royalty	$29,262	$20,197	$30,589	$21,186
Marketing and advertising	13,318	9,414	13,930	9,869
Financial product fees	17,197	13,673	21,179	16,863
Other financial product revenues	1,409	2,277	5,518	8,117
Other	3,938	3,663	8,199	8,324

Total revenues	65,124	49,224	79,415	64,359

Expenses
Cost of operations	6,800	6,577	21,303	19,875
Marketing and advertising	14,485	13,239	19,758	17,877
Selling, general and administrative	1,114	1,412	2,953	3,360
Depreciation and amortization	2,204	1,896	6,251	5,647

Total expenses	24,603	23,124	50,265	46,759

Income from operations	40,521	26,100	29,150	17,600
Other income/(expense):
Interest income	474	343	929	714

Income before income taxes	$40,995	$26,443	$30,079	$18,314

Three Months Ended January 31, 2006 as Compared to Three Months Ended January 31, 2005

Total Revenues

Total revenues increased $15.9 million, or 32%, primarily due to the increase of 21% in the number of tax returns prepared as well as due to the increase of 17% in the average revenues per tax return prepared. The number of tax returns prepared increased primarily due to strong same stores sales growth and the expansion of the franchise operations segment as total number of offices increased 11%. Additionally, the inclusion of an extra weekday at the end of January in the current year as compared to last year contributed to the increase. Average revenues per tax return prepared increased primarily as a result of annual price increases, enhanced product offerings, increased financial product penetration and increased complexity of tax returns prepared. Additional highlights with respect to revenues earned were as follows:

Royalty and marketing and advertising: Royalty revenues increased $9.1 million, or 45%, and marketing and advertising revenues increased $3.9 million, or 41%, both primarily due to the increase in total revenues earned by our franchisees. In addition, in the third quarter we benefited from an increase in the average royalty rate we earn, which was 13.2% as compared to 12.9% in the same quarter last year as the segment included more territories at the 15% royalty fee rate.

Financial product fees: Financial product fees increased $3.5 million, or 26% The number of financial products facilitated increased 26% to 1.3 million, primarily due to the increase in the number of tax returns prepared and an increase in the financial product attachment rate. Offsetting the increase was a decrease in revenues of $0.5 million related to our debit card product

Other financial product revenues: Other financial product revenues decreased $0.9 million, or 38%, primarily due to lower collections attributable to our agreement with SBB&T.

Other revenues: Other revenues increased $0.3 million, or 8%, primarily due to higher revenues in the following areas: (i) $0.6 million in fees for electronically-transmitted tax returns; (ii) $0.1 million in commissions earned from vendors in connection with goods and services purchased by our franchisees; and (iii) $0.1 million in initial franchisee fees for territory sales to an existing franchisee of selected company-owned office operations in Texas. These increases were partially offset by a $0.7 million decrease in revenues related to a reduction in territory sales of 21 as 41 territories were sold in the current quarter.

Total Expenses

Total expenses increased $1.5 million, or 6%. The more notable highlights with respect to expenses incurred were as follows:

Cost of operations: Cost of operations increased $0.2 million, or 3%, due to the growth in our Gold Guarantee program during the 2005 tax season.

Marketing and advertising: Marketing and advertising expenses increased $1.2 million, or 9%, in line with anticipated tax return growth.

Selling, general and administrative: Selling, general and administrative decreased $0.3 million, or 21%, primarily due to decrease in sales commission expense as a result of fewer territory sales during the quarter.

Nine Months Ended January 31, 2006 as Compared to Nine Months Ended January 31, 2005

Total Revenues

Total revenues increased $15.1 million, or 23%, primarily due to the increase of 20% in the number of tax returns prepared as well as due to the increase of 17% in the average revenues per tax return prepared. The number of tax returns prepared and average revenues per tax return both increased primarily due to the same reasons discussed in the three month comparison. Additional highlights with respect to revenues earned were as follows:

Royalty and marketing and advertising: Royalty revenues increased $9.4 million, or 44%, and marketing and advertising revenues increased $4.1 million, or 41%, primarily due to the increase in total revenues earned by our franchisees. In addition, in the current period we benefited from an increase in the average royalty rate we earn, which was 13.2% as compared to 12.9% in the same period last year.

Financial product fees: Financial product fees increased $4.3 million, or 26%. The number of financial products facilitated increased 25% to 1.3 million, primarily due to the increase in the number of tax returns prepared and an increase in the financial product attachment rate. Also contributing to the overall increase in such revenues was an increase of $1.6 million due to the growth in our Gold Guarantee program during the 2005 tax season as revenues from our Gold Guarantee product are recognized ratably over the product’s 36-month life. Offsetting the increase was a decrease in revenues of $0.5 million related to our debit card product.

Other financial product revenues: Other financial product revenues decreased $2.6 million, or 32%, primarily due to lower collections attributable to our agreement with SBB&T.

Other revenues: Other revenues decreased $0.1 million, or 2%, primarily due to lower revenues of $1.2 million related to a reduction in territory sales of 28 as 174 territories were sold in the current period partially offset by higher revenues of $0.6 million in fees for electronically-transmitted tax returns and $0.5 million in initial franchisee fees for territory sales to existing franchisees of selected company-owned office operations in Texas and Massachusetts.

Total Expenses

Total expenses increased $3.5 million, or 7%. The more notable highlights with respect to expenses incurred were as follows:

Cost of operations: Cost of operations increased $1.4 million, or 7%, primarily due to the growth in our Gold Guarantee program during the 2005 tax season.

Marketing and advertising: Marketing and advertising expenses increased $1.9 million, or 11%, in line with anticipated tax return growth.

Selling, general and administrative: Selling, general and administrative decreased $0.4 million, or 12%, primarily due to decrease in sales commission expense as a result of fewer territory sales during the period.

Company-Owned Office Operations

Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues
Service revenues from operations	$30,031	$24,013	$30,873	$25,076

Expenses
Cost of operations	14,921	12,107	24,064	21,646
Marketing and advertising	2,302	1,738	2,884	2,298
Selling, general and administrative	923	800	2,409	2,559
Depreciation and amortization	655	954	1,991	3,000

Total expenses	18,801	15,599	31,348	29,503

Income (loss) from operations	11,230	8,414	(475)	(4,427)
Other income/(expense):
Interest income	—	12	—	25
Gain on sale of assets, net	304	—	520	—

Income (loss) before income taxes	$11,534	$8,426	$45	$(4,402)

Three Months Ended January 31, 2006 as Compared to Three Months Ended January 31, 2005

Service revenues from operations increased $6.0 million, or 25%, primarily due to the increase of 7% in the number of tax returns prepared as well as an increase of 17% in the average revenues per tax return prepared. The number of tax returns prepared increased primarily due to a 4% increase in the total number of offices in existing, but under penetrated, territories. Additionally, the inclusion of an extra weekday at the end of January in the current year offset the decline in the number of tax returns attributable to the sale of operations in Texas and Massachusetts to existing franchisees. Average revenues per tax return prepared increased primarily as a result of annual price increases, enhanced product offerings, increased financial product penetration and increased complexity of tax returns prepared.

Total expenses increased $3.2 million, or 21%, primarily due to increases of $2.8 million in cost of operations primarily due to higher labor and facilities expenses incurred to support the growth in offices and $0.6 million in marketing and advertising expenses in line with anticipated tax return growth. Offsetting the increase was a decrease in depreciation and amortization of $0.3 million. Additionally, we recognized a $0.3 million net gain on sale of assets relating to the sale of operations in Texas to an existing franchisee.

Nine Months Ended January 31, 2006 as Compared to Nine Months Ended January 31, 2005

Service revenues from operations increased $5.8 million, or 23%, primarily due to the increase of 6% in the number of tax returns prepared as well as due an increase of 16% in the average revenues per tax return prepared. The number of tax returns prepared and average revenues per tax return prepared both increased primarily due to the same reasons discussed in the three month comparison.

Total expenses increased $1.8 million, or 6%. Cost of operations and marketing and advertising expenses increased due to the same reasons discussed in the three month comparison. Offsetting the increase was a recovery of $0.6 million of previously written-off receivables and a decrease in depreciation and amortization of $1.0 million primarily due to certain equipment becoming fully depreciated since January 31, 2005. Additionally, we recognized a $0.5 million net gain on sale of assets relating to the sale of operations in Texas and Massachusetts to existing franchisees.

Corporate and Other

Corporate and other expenses consist of unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as stock-based compensation, interest income and interest expense.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Expenses (a)
General and administrative	$9,539	$3,997	$21,334	$12,469
Stock-based compensation related to our IPO	—	—	—	4,508

Total expenses	9,539	3,997	21,334	16,977

Other income/(expense):
Interest income	34	—	504	—
Interest expense	(2,747)	(2,022)	(6,664)	(4,539)
Write-off of deferred financing costs	—	—	(2,677)	—

Loss before income taxes	$(12,252)	$(6,019)	$(30,171)	$(21,516)

(a)	Included in selling, general and administrative in the Consolidated Statements of Operations.

Three Months Ended January 31, 2006 as Compared to Three Months Ended January 31, 2005

Corporate and other total expenses, excluding other income/(expense), increased $5.5 million due to higher expenses in the following areas: (i) $4.1 million in legal and potential settlement-related expenses; (ii) $0.3 million in stock-based compensation due to additional stock options granted; (iii) $0.3 million in Sarbanes-Oxley compliance; and (iv) $0.8 million in other miscellaneous costs primarily due to increased personnel and other administrative costs.

Other income/(expense)

Interest expense: Interest expense increased $0.7 million, or 36%, primarily due to the effect of rising market interest rates on our outstanding floating-rate debt. This increase was partially offset by a decrease in the amortization of deferred financing costs primarily due to the write-off in the first quarter of fiscal 2006 of deferred financing costs associated with the repayment of five-year floating-rate senior unsecured notes (“$175 Million Notes”) and the termination of our $100.0 million five-year revolving credit facility (the “$100 Million Credit Facility”).

Nine Months Ended January 31, 2006 as Compared to Nine Months Ended January 31, 2005

Corporate and other total expenses, excluding other income/(expense), increased $4.4 million, or 26%, due to higher expenses in the following areas: (i) $4.6 million in legal and potential settlement-related expenses; (ii) $1.0 million in Sarbanes-Oxley compliance; (iii) $0.6 million in on-going stock-based compensation due to just over seven months of such costs subsequent to our IPO in June 2004 and additional stock options granted in the current period; (iv) $0.5 million in rental expense primarily due to duplicate rental costs for our corporate headquarters; and (v) $2.2 million in other miscellaneous expenses primarily due to increased personnel and other administrative costs. Included in the nine months ended January 31, 2005 was a stock-based compensation charge of $4.5 million related to our IPO.

Other income/(expense)

Interest income: We earned interest income of $0.5 million related to investment earnings on cash equivalents.

Interest expense: Interest expense increased $2.1 million, or 47%, primarily due to the effect of rising market interest rates on our predominantly outstanding floating-rate debt in addition to a higher average debt balance period over period. In an effort to mitigate the economic impact of changing interest rates, in August 2005 we entered into interest rate swap agreements to fix the interest rate on $50.0 million of our floating rate borrowings under the $250 Million Credit Facility.

Write-off of deferred financing costs: We incurred a non-cash charge of $2.7 million related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes and termination of our $100 Million Credit Facility.

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

Repayment of Long-Term Debt and the Establishment of a $250 Million Credit Facility

On June 27, 2005, we repaid in full the $175 Million Notes that were outstanding as of April 30, 2005. To repay the $175 Million Notes, we used cash provided by operations from the prior tax season of $76.0 million and borrowed $99.0 million under our $100 Million Credit Facility that was established in June 2004. We incurred a non-cash charge of $2.7 million related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes and termination of our $100 Million Credit Facility.

On June 29, 2005, we established a $250.0 million five-year unsecured credit facility (the “$250 Million Credit Facility”) that made many of the covenants less restrictive than the covenants in our prior debt agreements and reduced the cost of debt. We repaid in full $99.0 million that was outstanding under our $100 Million Credit Facility with borrowings under our $250 Million Credit Facility and then terminated the $100 Million Credit Facility. Borrowings under the $250 Million Credit Facility are to be used to finance working capital needs, potential acquisitions and other general corporate purposes including repurchases of our common stock. The $250 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Eurodollar borrowings bear interest at LIBOR, as defined in the $250 Million Credit Facility, plus a credit spread as defined, currently 0.95% per annum. Base Rate borrowings, as defined in the Credit Agreement, bear interest primarily at the Prime Rate, as defined in the agreement. The $250 Million Credit Facility carries an annual fee currently at 0.175% of the unused portion of the $250 Million Credit Facility, which is payable quarterly. We may also use the $250 Million Credit Facility to issue letters of credit for general corporate purposes. There was a $1.0 million letter of credit outstanding under the $250 Million Credit Facility as of January 31, 2006 as required under a lease agreement for our corporate headquarters in New Jersey.

To the extent we complete any acquisitions, we may require additional debt or equity financing to meet our capital needs. Our liquidity position may be negatively affected by unfavorable conditions in the market in which we operate. In addition, our inability to generate sufficient profits during tax season may unfavorably impact our funding requirements.

For a more detailed discussion of our $250 Million Credit Facility, including a description of financial covenants which we are required to maintain, please refer to Part 1–Item 1-Note 9-”Long-Term Debt and Credit Facilities” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

Operating activities: In the nine months ended January 31, 2006, net cash used in operating activities was $56.5 million. Described below are some of the more significant items that contributed to, or partially offset, our net cash used in operating activities in the nine months ended January 31, 2006:

•	Increase in accounts receivable — Included in the January 31, 2006 accounts receivable are primarily royalty and marketing and advertising revenues earned by us and due from our franchisees and financial product fees earned by us and due from the financial institutions that sell our financial products. The increase was partially offset by the collection of receivables due at April 30, 2005.

•	Litigation settlement payments — We made payments of $2.2 million related to the litigation settlement reserve established in fiscal 2004 in connection with an action filed by 154 of our franchisees.

•	Interest payments — We made interest payments of $3.7 million related to borrowings under the $250 Million Credit Facility. In addition, we made a final interest payment of $2.1 million related to our $175.0 Million Notes, which were repaid in full in June 2005.

•	Marketing and advertising payments — We made marketing and advertising payments of $24.7 million relating to increasing awareness of our brand to drive customer growth.

•	Bonus payments and deferred compensation – We made payments of $9.1 million, including related employer payroll tax obligations, for amounts earned during the period from January 2004 to April 2005.

•	Income tax payments – We made such payments of $13.1 million during the period.

In the nine months ended January 31, 2005, net cash used in operating activities was $12.8 million. Described below are some of the more significant items that contributed to, or partially offset, our net cash used in operating activities in the nine months ended January 31, 2005:

•	Increase in accounts receivable — Included in the January 31, 2005 accounts receivable are royalty and marketing and advertising revenues earned by us and due from our franchisees and financial product fees and other financial product revenues earned by us and due from the financial institutions that sell our financial products. The increase was partially offset by the collection of receivables due at April 30, 2004.

•	Litigation settlement payments — We made payments of $2.3 million related to the litigation settlement reserve established in fiscal 2004.

•	Marketing and advertising payments — We made marketing and advertising payments of $17.2 million relating to increasing awareness of our brand to drive customer growth.

•	Interest payments – We made interest payments of $2.9 million on the $175 Million Notes.

Investing activities: Net cash used in investing activities was $14.2 million in the nine months ended January 31, 2006. Capital expenditures included the build-out costs associated with our new corporate headquarters. Our investing activities included the funding of development advances by which we provide funds to independent tax practices for the conversion of such operations to the JHTS brand as franchisees and/or to provide funds to existing franchisees to assist in their business expansion through the acquisition of independent tax practices. We expect to continue to make such funding in the future. We provided financing to franchisees for 108 storefront locations in loan amounts of up to $25,000 for each note receivable, which are typically due over a period of less than 30 months. Cash paid for acquisitions represented primarily payments related to the acquisition of tax return preparation businesses during the third quarter.

Net cash used in investing activities was $7.6 million in the nine months ended January 31, 2005. Our investing activities included capital expenditures primarily related to upgrades of our information technology systems, funding of development advances and payments related to acquisitions of tax return preparation businesses and settlement of accrued purchase price obligations.

Financing activities: Net cash provided by financing activities was $38.4 million in the nine months ended January 31, 2006. We repaid the entire $175.0 million of Notes that were outstanding as of April 30, 2005 with cash provided by operations from the prior tax season of $76.0 million and borrowings of $99.0 million under our $100 Million Credit Facility. We then repaid in full the $99.0 million that was outstanding under the $100 Million Credit Facility with borrowings under the newly established $250 Million Credit Facility. We also borrowed an additional $111.0 million under the $250 Million Credit Facility (and repaid $5.0 million) during the period. We paid $61.3 million, including commissions, to repurchase 2,538,197 shares of our common stock. We made dividend payments to stockholders of $8.7 million during the period. We also paid fees to establish the $250 Million Credit Facility. Partially offsetting the above were the proceeds we received upon the exercise of stock options by employees.

Net cash used in financing activities was $15.8 million in the nine months ended January 31, 2005 which included the cash settlement of our remaining intercompany balance with Cendant. In connection with our IPO, we issued the $175 Million Notes and used the entire proceeds to fund the cash portion of the Special Dividend to Cendant. We paid fees to issue the $175 Million Notes as well as to establish the $100 Million Credit Facility. We made dividend payments to stockholders of $5.3 million during the period.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

Our primary future cash requirements will be to fund operating activities, repay outstanding borrowings under the $250 Million Credit Facility, fund development advances, fund capital expenditures, fund acquisitions and pay quarterly dividends. For the remainder of fiscal 2006, our primary cash requirements are as follows:

Credit facility repayments—We intend to partially repay outstanding borrowings under the $250 Million Credit Facility by using anticipated cash flows provided by operating activities in the fourth quarter.

Debt service—We expect to make periodic interest payments on our debt outstanding.

Quarterly dividends— On March 10, 2006, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock, payable on April 14, 2006, to common stockholders of record on March 28, 2006.

Marketing and advertising—Cash outlays for marketing and advertising expenses are seasonal in nature and typically increase in our third and fourth fiscal quarters consistent with the tax season. Marketing and advertising expenses include national, regional and local campaigns designed to increase brand awareness and attract both early-season and late-season tax filers. Cash collections from marketing and advertising royalties from our franchise operations segment largely fund our budget for these types of expenses. We intend to continue to increase such spending as we continue to increase awareness of our brand to drive customer growth.

Costs to operate company-owned offices—Our company-owned offices complement our franchise system and are focused primarily on organic growth through the opening of new company-owned offices within existing territories as well as increasing office productivity. Costs to operate our company-owned offices typically peak in the fourth quarter primarily due to the labor costs related to the seasonal employees who provide tax preparation services to our customers.

In addition, we may from time to time seek to repurchase shares of our common stock in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Future Sources of Cash

We expect our primary source of cash to be provided by operating activities during the fourth quarter of fiscal 2006, primarily from the collection of accounts receivable from our franchisees and from the financial institutions that sell our financial products. During the off-peak season we typically anticipate the need to borrow against the $250 Million Credit Facility to fund operations as evidenced by our outstanding borrowings of $205.0 million under the $250 Million Credit Facility during the nine months ended January 31, 2006. As of March 9, 2006 we had $94.0 million of indebtedness under our $250 Million Credit Facility as we have repaid $111.0 million since January 31, 2006 using cash flows from operating activities during the fourth quarter.

Interest Rate Swap Agreements

In August 2005, we entered into interest rate swap agreements with financial institutions to convert a notional amount of $50.0 million of floating-rate borrowings under the $250 Million Credit Facility into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. Under these interest rate swap agreements, which became effective in October 2005, we receive a floating interest rate based on the three-month LIBOR (in arrears) and pay a fixed interest rate averaging 4.4%. These agreements mature in June 2010 and were determined to be cash flow hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 149 (“SFAS No. 133”). At January 31, 2006, the fair value of the interest rate swap agreements was an asset of $0.8 million which is recorded in other non-current assets on the Consolidated Balance Sheet. The change in fair value since inception, which is $0.5 million, net of tax, is recorded as a component of accumulated other comprehensive income. Since inception, no amounts have been recognized in the Consolidated Results of Operations due to ineffectiveness.

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

Goodwill

We review the carrying value of our goodwill, as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), by comparing the carrying value of our reporting units to their fair value. When determining fair value, we utilized various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact results. We review the carrying value of goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We will conduct the required annual goodwill impairment review during the fourth quarter of fiscal 2006. An adverse change to our business would impact our consolidated results and may result in an impairment of our goodwill. The aggregate carrying value of our goodwill was $392.7 million as of January 31, 2006. See Item 1—Note 4—“Goodwill and Other Intangible Assets, Net” to our Consolidated Financial Statements for more information on goodwill.

Other Intangible Assets

In accordance with the provisions of SFAS No. 142, indefinite-lived intangible assets are carried at the lower of cost or fair value. If the fair value of the indefinite-lived intangible asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference. We review the carrying value of indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We will conduct the required annual indefinite-lived intangible assets impairment review during the fourth quarter of fiscal 2006. An adverse change to our business would impact our consolidated results and may result in an impairment of our indefinite-lived intangible assets. The aggregate carrying value of our indefinite-lived intangible assets was $81.0 million as of January 31, 2006. See Item 1—Note 4—“Goodwill and Other Intangible Assets, Net” to our Consolidated Financial Statements for more information on indefinite-lived intangible assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A 1% change in the interest rate on our floating-rate borrowings outstanding as of January 31, 2006, excluding our $50.0 million of hedged borrowings whereby we fixed the interest rate, would result in an increase or decrease in interest expense of $1.6 million annually.

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting. During the fiscal quarter to which this report relates, there have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Part 1-Item 1-Note 15-“Commitments and Contingencies” to our Consolidated Financial Statements, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds: None.

Issuer Purchases of Equity Securities:

Period of settlement date	Total Number of Shares Repurchased	Average Price Paid per Share (including Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program
November 1-30, 2005	115,297	$24.42	115,297	N/A

Total	115,297	$24.42	115,297	$—

(a)	On July 5, 2005, we announced a $50.0 million share repurchase program, which was completed in November 2005.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits: We have filed the following exhibits in connection with this report.

10.31	Program Agreement, dated February 24, 2006, between Jackson Hewitt Inc., HSBC Taxpayer Financial Services Inc. and Beneficial Franchise Company, Inc.*

10.32	Technology Services Agreement, dated February 24, 2006, between Jackson Hewitt Technology Services Inc. and HSBC Taxpayer Financial Services Inc.*

10.33	Program Agreement, dated as of February 24, 2006, by and between Jackson Hewitt Inc. and Santa Barbara Bank & Trust*

10.34	Technology Services Agreement, dated February 24, 2006, by and between Jackson Hewitt Technology Services Inc. and Santa Barbara Bank & Trust*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2006.

JACKSON HEWITT TAX SERVICE INC.

By:

/s/ MICHAEL D. LISTER
Michael D. Lister
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MARK L. HEIMBOUCH
Mark L. Heimbouch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)