Form 10-K
period 2006-04-30
JACKSON HEWITT TAX SERVICE INC
filed 2006-07-14
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-32215

Jackson Hewitt Tax Service Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0779692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Sylvan Way Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 630-1040

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of October 31, 2005 was $872.6 million, computed by reference to the price at which the common equity was last sold as reported on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s common stock was 34,498,903 (net of 3,390,697 shares held in treasury) as of June 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s 2006 Annual Meeting of Stockholders, to be held on September 20, 2006, is incorporated by reference into Part III of this report.

JACKSON HEWITT TAX SERVICE INC.

PART I

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those contained in “Part I. Item 1—Business”, “Part I. Item 2—Properties”, “Part I. Item 3—Legal Proceedings”, “Part II. Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 8—Consolidated Financial Statements and Supplementary Data” and notes thereto included in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of Jackson Hewitt Tax Service Inc. All statements in this report, other than statements that are purely historical, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could.” These forward-looking statements involve risks and uncertainties.

Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the following potential risks and uncertainties: our ability to achieve the same levels of growth in revenues and profits in the future as we have in the past; our ability to successfully attract and retain key personnel; government initiatives that simplify tax return preparation or reduce the need for a third party tax return preparer, improve the timing and efficiency of processing tax returns or decrease the number of tax returns filed or reduce the size of tax refunds; government legislation and regulation of the tax preparation industry and related financial products and services offered or facilitated, including refund anticipation loans; our exposure to litigation; the failure of our insurance to cover all the risks associated with our business, our ability to protect our customers’ personal information; the success of our franchised offices; our responsibility to third parties for the acts of our franchisees; the effectiveness of our marketing and advertising programs and franchisee support of these programs; disruptions in our relationships with our franchisees; changes in our relationships with financial product providers that could affect our ability to facilitate the sale of financial products; changes in our relationships with retailers that could affect our growth and profitability; seasonality of our business and its effect on our stock price; competition from tax return preparation service providers, volunteer organizations and the government; our ability to offer innovative new financial products and services; our reliance on electronic communications to perform the core functions of our business; our ability to protect our intellectual property rights or defend against any third party allegations of infringement by us; our reliance on cash flow from subsidiaries; our compliance with credit facility covenants; our exposure to increases in prevailing market interest rates; the effect of market conditions, general conditions in the tax return preparation industry or general economic conditions; changes in accounting policies or practices and our ability to maintain an effective system of internal controls.

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

ITEM 1. BUSINESS.

BUSINESS OVERVIEW

Jackson Hewitt Tax Service Inc. provides computerized preparation of federal, state and local individual income tax returns in the United States through a nationwide network of franchised and company-owned tax offices operating under the brand name Jackson Hewitt Tax Service®. We provide our customers with convenient, fast and accurate tax return preparation services and electronic filing. In connection with their tax preparation experience, our customers may select various financial products to suit their needs, including refund anticipation loans (“RALs”). “Jackson Hewitt,” the “Company,” “we,” “our,” and “us,” are used interchangeably in this report to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

We are the second largest paid individual tax return preparer in the United States based upon the number of individual tax returns prepared and filed with the Internal Revenue Service (“IRS”). In 2006, our network consisted of 6,022 franchised and company-owned offices and prepared 3.7 million tax returns. We estimate our network represents approximately 4% of all tax returns prepared with the assistance of a paid tax return preparer (“paid tax return preparer market”). We had total revenues for 2006 of $275.4 million. We generate revenues from fees paid by our franchisees, service revenues earned at company-owned offices and financial product related revenues.

The core of our business is our franchise system. In 2006, our franchisees operated 5,379 offices and prepared 89% of the total number of tax returns prepared by our network. Our franchise model enables us to grow more quickly with less capital investment and lower operating expenses than if we operated all of the offices in our network directly. Complementing our franchise system are our company-owned offices.

Jackson Hewitt Tax Service Inc. was incorporated in Delaware in February 2004 to be the parent corporation in connection with the Company’s initial public offering (“IPO”) pursuant to which Cendant Corporation (“Cendant”) divested 100% of its ownership interest in Jackson Hewitt Tax Service Inc.

INDUSTRY OVERVIEW

Based on the latest IRS data, an estimated 135 million federal individual income tax returns will be filed in the United States in 2006 with more than 60% of these tax returns being prepared with the assistance of a paid tax return preparer. The paid tax return preparer market is highly fragmented, consisting of tens of thousands of paid tax return preparers. In 2006, Jackson Hewitt was the second largest paid tax preparer in the United States, with an approximate 4% share of the paid tax return preparer market. Of all the federal individual income tax returns that were filed in the United States in 2005, approximately 40% were filed by the end of February. Taxpayers filing returns during this period are commonly referred to as “early-season filers.” Electronic filing continues to be an important component in the filing of individual income tax returns. In 2006, 57% of U.S. individual income tax returns filed through April 30 were filed electronically. Electronic filing provides the taxpayer with benefits, including acknowledgment of receipt of the filing, better accuracy and faster tax refund processing.

CUSTOMER SEGMENTS

In 2006, approximately 75% of our customers filed their tax returns by the end of February. These early-season filers typically file their tax returns shortly after Form W-2s are available in order to process their tax refunds as quickly as possible. The tax refund represents an important source of funds for these customers.

Our late-season filers are those customers that file their tax return in the March-April time frame. Our late season customers tend to have a higher adjusted gross income (“AGI”) on average and have more complex tax return preparation needs. These customers are generally less concerned with the speed of receipt of their tax refunds.

The table below shows the breakdown of tax returns filed in 2005 by ranges of AGI, for all United States individual federal income tax returns filed (i) in the United States and (ii) by us.

	United States	Jackson Hewitt
Less than $35,000	56%	77%
$35,000 to $49,999	13	11
$50,000 or more	31	12

Total	100%	100%

BUSINESS OPERATIONS

Tax Return Preparation Services

Our network provides our customers with convenient, fast and accurate federal, state and local individual income tax return preparation services and electronic filing. Our network filed approximately 90% of our tax returns electronically in 2006, making us a leader in electronic filing in the paid tax return preparer market. Through the use of our proprietary tax software, ProFiler®, we provide a comprehensive computerized individual tax return preparation experience designed to ensure accuracy. The cost of the tax preparation service is generally based upon the complexity of the tax return. In connection with the filing of their tax returns, our customers may elect to receive their tax refund directly from the IRS, or if they prefer, may select one or more financial products to suit their needs.

In 2006, our network consisted of 5,379 franchised offices and 643 company-owned offices and prepared 3.7 million tax returns. Our total revenues were $275.4 million, which were generated from revenues from franchisees including royalty and marketing and advertising fees and other revenues (45% of total revenues), service revenues earned at company-owned offices (26% of total revenues), and financial product related revenues (29% of total revenues).

Our network of offices consists of both storefront and retail-partner locations. Our retail-partner locations are located within other businesses, typically retail stores and shopping malls. In 2006 we had relationships with national and large regional retailers and shopping malls, including Wal-Mart Stores, Inc. (“Wal-Mart”), Kmart Corporation, Simon Property Group, and General Growth Property, Inc., whose customer demographics overlap with ours. Our agreements with these retailers allow Jackson Hewitt Tax Service offices to be located within the retail-partner’s locations in high-traffic areas during the tax season at relatively modest costs. During 2006, our network had over 1,600 retail-partner locations in retailers and malls nationwide, including more than 1,200 in Wal-Mart stores. In 2006, approximately 13% of the tax returns prepared by our network were generated in retail-partner locations located in Wal-Mart stores.

Our franchisees and company-owned operations operate in defined geographic territories. We divide the country into over 4,800 specific territories. Most of these territories have a population of more than 60,000. Approximately 1,700 of our territories, or 36%, remain available for sale to expand our network. We reevaluate the population size of available territories from time to time. We focus on selling new territories to high-quality franchisees already in our franchise system and to tax preparers or entrepreneurs new to our franchise system. We also seek to expand our network by increasing the number of offices in each territory operated. In 2006, the territories operated were largely under-penetrated, with only 29% of these territories having reached our target of at least three offices per territory. On average, we had 2.0 offices per territory in 2006.

Financial Products

In connection with our customer’s tax preparation experience, various financial products are available for their choosing. Many of these financial products provide the customer with the ability to have costs and fees of tax preparation and the financial product withheld from the proceeds of the financial product and certain financial products provide the customer with access to funds more quickly than if the customer had filed the tax return and waited to receive a tax refund directly from the IRS. Financial products available to our customers include:

Refund Anticipation Loans (“RALs”). A RAL is a loan made by a third party financial institution to a customer and secured by a customer’s anticipated federal tax refund. The loan amount, less applicable fees and charges, including tax preparation fees, is generally disbursed to the customer within approximately one day from the time the tax return is electronically filed with the IRS.

Money Now Loans. A Money Now Loan is an unsecured loan made by a third party financial institution in anticipation of the customer filing their federal income tax return with the IRS and receiving a tax refund. The loan amount, less applicable fees and charges, is generally available to the customer on the same day that the customer applies for the loan.

Accelerated Check Refunds (“ACRs”) and Assisted Direct Deposits (“ADDs”). ACRs and ADDs are not loans. ACRs and ADDs are provided by third party financial institutions and provide the customer with the ability to have their tax preparation fees and other charges withheld directly from their tax refund. The customer’s tax refund is deposited by the taxing authority directly into a bank account established for this purpose by the financial institution. For an ACR, the customer then receives a bank check in the amount of the tax refund, less applicable fees and charges. In the case of an ADD, the financial institution directly deposits the amount of the tax refund, less applicable fees and charges, into the customer’s own bank account.

Gold Guarantee®. Gold Guarantee is an extended warranty that a customer may purchase whereby the taxpayer may be reimbursed up to a certain amount for any additional tax liability owed due to an error in the preparation of the customer’s tax return.

As an alternative to receiving financial product proceeds by bank check, our customers may, for an additional fee, elect to receive funds on the ipower® CashCard, a debit MasterCard® card.

We have contractual arrangements with certain financial institutions that provide many of the financial products, including RALs, to our customers. These financial institutions are Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A. (“SBB&T”) and HSBC Taxpayer Financial Services, Inc. (“HSBC”). We provide the financial institutions with access to our customers and technology support.

Franchise Operations

Our growth has been largely attributable to the expansion of our franchise system. We seek to increase the number of franchised offices each year through the sale of new territories and by increasing the number of locations in existing territories. In 2006, we sold 205 new territories and increased the number of our franchised offices by 508. The franchise model has an inherently higher profit margin than that of our company-owned offices, as our existing infrastructure permits additional franchise growth without significant additional fixed cost investment.

In 2006, approximately 76% of our sales of territories were sold to our existing franchisees and the remaining territories were sold to new franchisees. We recruit new franchisees through a number of sources, including advertising in select publications that target entrepreneurs who are interested in new franchise opportunities. We also respond to inquiries from potential franchisees that contact us through our website or are referred to us by our existing franchisees.

Another source of new franchisees is conversions of third party tax return preparation businesses into the Jackson Hewitt Tax Service network. Conversions involve both independent tax return preparers joining our franchise system directly and our existing franchisees acquiring these companies. We provide development funding to both eligible franchisees and independent tax preparation businesses to make conversions into the Jackson Hewitt Tax Service system an attractive and feasible option.

We continue to adopt and explore various initiatives that promote growth and improve our franchise system, including in the areas of technology infrastructure, product offerings and marketing. These initiatives have generated significant increases in franchisees’ revenues as demonstrated by the success of franchisees in 2006 with 21% of franchisees generating more than $1.0 million in revenues as compared to 16% in 2005.

The Franchise Agreement. Under the terms of our franchise agreement, each franchisee receives the right to operate Jackson Hewitt Tax Service offices within a designated geographic territory. Franchisees are permitted to operate as many offices within a specified territory as they choose. The term of our standard franchise agreement is 10 years. In 1999 and 2000, we offered our franchisees the opportunity to renew their franchise relationship with us before their franchise agreement expired. In these early renewal programs, 93% of our franchisees entered into our new franchise agreement for a new 10-year term, and, as a result, less than 1% of our existing franchise agreements come up for renewal before 2009.

Our current franchise agreement requires franchisees to pay us royalties equal to 15% of their revenues (the royalty is 12% for most territories sold before mid-year 2000) and marketing and advertising fees equal to 6% of their revenues. We also charge franchisees a $2.00 fee for each tax return that they file electronically with the IRS.

Franchisee Support. We provide our franchisees with services designed to increase their revenues, including training, administrative support, access to our proprietary ProFiler tax return preparation software, financial products, toll-free tax preparer and ProFiler support service and a dedicated field staff to advise and monitor their business. We also provide our franchisees assistance with marketing programs and information based on our market research. We offer initial training courses for new franchisees as well as more advanced training for more experienced operators and their staff. Throughout the year, we offer numerous workshops that address such topics as how to train tax return preparers, tax updates, territory development, recruiting and staffing, new product updates and local advertising. Additionally, we provide each franchisee with field support to aid in site selection, market analysis and business strategies. We also provide access to a franchise service manager at our corporate headquarters who is available to provide information on research, updates and upcoming events.

Company-Owned Offices

Our company-owned offices are operated by Tax Services of America, Inc. (“TSA”), a wholly owned indirect subsidiary of Jackson Hewitt Tax Service Inc. In 2006, we operated company-owned offices in 19 markets. Tax returns prepared by our company-owned offices represented 11% of the total number of tax returns prepared by our network in 2006. While we will continue to pursue selective acquisition opportunities for our company-owned office network, we are focused primarily on organic growth through the opening of new company-owned offices within existing territories as well as increasing office productivity. We intend to improve the profitability of our company-owned offices by taking advantage of our previous investments in infrastructure. Our company-owned offices also benefit from the support services that we provide to our franchisees.

Marketing and Advertising

Franchisees are required to pay us marketing and advertising fees equal to 6% of their revenues which we use to fund our marketing efforts. These fees are primarily utilized in connection with our regional and local marketing efforts which are designed to increase brand awareness and attract both early-season and late-season customers. Our marketing efforts also include national advertising and sponsorships and partnering with large, high-traffic retailers to drive customer awareness and increase customer traffic. Our advertising programs target early-season and late-season filers through network television advertisements, direct mail marketing, promotions and sponsorship of sports organizations whose fan base closely mirrors our core customer demographic group.

Tax Courses

Our franchised and company-owned offices offer a series of income tax courses that provide students with a general working knowledge of individual income taxes and tax return preparation. We also offer more advanced courses for individuals who possess a greater understanding of tax return preparation. These courses develop a general interest in tax return preparation and also create public awareness of our brand. Many of the students taking these courses develop an interest in tax preparation as a career and often become tax preparers for franchisees or our company-owned offices.

SEASONALITY

The tax preparation business is highly seasonal, and we generate substantially all of our revenues during the tax season, which is the period from January 1 through April 30. In 2006, we generated approximately 93% of our revenues during this period. We generally operate at a loss during the period from May 1 through December 31, during which we incur costs associated with preparing for the upcoming tax season.

INTELLECTUAL PROPERTY

We regard our intellectual property as critical to our success, and we rely on trademark, copyright, patent and trade secret laws in the United States to protect our proprietary rights. We pursue the protection of our trademarks by applying to register the trademarks in the United States. The initial duration of trademark registrations in the United States is 10 years. Most registrations can be renewed perpetually at 10-year intervals. In addition, we seek to protect our proprietary rights through the use of confidentiality agreements with employees, consultants, advisors and others.

We have obtained federal trademark registration of a number of marks, including Jackson Hewitt Tax Service, Jackson Hewitt®, Gold Guarantee and ProFiler. We also assert common law rights to certain marks. We do not have any registered patents.

EMPLOYEES

As of April 30, 2006, we employed 370 full-time employees, consisting of 132 employees at our corporate headquarters located in Parsippany, New Jersey, 146 employees at our technology facility located in Sarasota, Florida, 67 employees at our company-owned offices and 25 other full-time employees. In addition, our company-owned offices employed approximately 5,600 seasonal employees primarily from January through April 2006.

COMPETITION

The paid tax-return preparation business is highly competitive. Our network competes with tens of thousands of paid tax return preparers, including H&R Block, which is the largest paid tax preparation service company, Liberty Tax Service, regional and local tax return preparation companies, most of which are independent and some of which are franchised, and regional and national accounting firms and financial service institutions that prepare tax returns as part of their businesses. We also face competitive challenges from the online and software self preparer market, including the Free File Alliance, a consortium of the IRS and online preparation services that provides free online tax preparation and filing and from volunteer organizations that prepare tax returns at no cost for low-income taxpayers. Certain states may also pass legislation to provide free online tax preparation and filing from time to time. Our ability to compete in the tax return preparation business depends on our product mix, price for services, customer service, the specific site locations of our offices, local economic conditions, quality of on-site office management, the ability to file tax returns electronically with the IRS and the availability of financial products to our customers.

We also compete for the sale of tax preparation franchises with H&R Block, Liberty Tax Service and other regional franchisors. In addition, we compete with franchisors of other high-margin services that attract entrepreneurs seeking to become franchisees. Our ability to continue to sell franchises is dependent on our brand image, the products and services to be provided through the network, the relative costs of financing and start-up costs, our reputation for quality, our marketing and advertising support, and continuing to recognition as an outstanding franchise opportunity by Entrepreneur® magazine.

REGULATIONS

We and our franchisees must comply with laws and regulations relating to our businesses. Regulations specific to our businesses are described below.

Tax Return Preparation Regulation: Federal legislation requires tax preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them, and retain for three years all tax returns prepared. Federal laws also subject tax preparers to accuracy-related penalties in connection with the preparation of tax returns. Preparers may be enjoined from further acting as tax preparers if they continually or repeatedly engage in specified misconduct. Additionally, all authorized IRS e-file providers must adhere to IRS e-file rules and requirements to continue participation in IRS e-file. Adherence to all rules and regulations is expected of all providers regardless of where published, and includes, but is not limited to, those described in IRS Publication 1345, Handbook for Authorized IRS e-file providers.

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

Various regulations also require tax return preparers to comply with certain due diligence requirements. We have put systems and processes in place to comply with these requirements.

The federal government is currently considering further regulation of tax preparers.

Financial Product Regulation: Federal and state statutes and regulations, as well as certain municipalities, regulate the facilitation of RALs and other financial products. These laws require us, among other things, to provide specific RAL disclosures and advertise RALs in a certain manner, including clearly explaining that the RAL is a loan. There are also many states that have statutes regulating, through licensing and other requirements, the activities of brokering loans and offering credit repair services to consumers as well as local usury laws which could be applicable in certain circumstances.

The federal government also regulates the providers of financial products to our customers.

In addition, we are subject to federal and state laws that govern the marketing of our services and the financial products we facilitate. These laws prohibit deceptive claims, and require that our marketing practices are fair and not misleading.

Many states have statutes requiring the licensing of persons offering contracts of insurance. If, in any particular state, it was determined that our Gold Guarantee program is subject to these statutes, then the manner in which we offer Gold Guarantee might need to be modified. Over the past several years, we have received inquiries from certain state insurance regulators about our Gold Guarantee program and the applicability of the state insurance statutes. In those states where the inquiries are closed, the regulators affirmed our position that the Gold Guarantee is not a contract of insurance and is therefore not subject to state insurance licensing laws.

Franchise Regulations: Our franchising activities are subject to the rules and regulations of the Federal Trade Commission, or the FTC, and various state laws regulating the offer and sale of franchises. The FTC and various state laws require that we furnish to prospective franchisees a franchise offering circular containing proscribed information. A number of states, in which we are currently franchising, regulate the sale of franchises and require registration of the franchise offering circular with state authorities and the delivery of a franchise offering circular to prospective franchisees. We are currently operating under exemptions from registration in several of these states based upon our net worth and experience. Substantive state laws that regulate the franchisor/franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor/franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

From time to time, we may have to make appropriate amendments to our franchise offering circular used to comply with our disclosure obligations under federal and state law.

Tax Course Regulations: Certain states have regulations and requirements relating to our and our franchisees offering income tax courses. These requirements include licensing, bonding and certain restrictions on advertising.

AVAILABLE INFORMATION

We make available free of charge on or through our website, www.jacksonhewitt.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission. Also available on our website are certain of our corporate governance policies, including the charters for the Board of Directors’ audit, compensation and corporate governance committees, the Board of Directors corporate governance guidelines and our Codes of Conduct. A copy of any of these materials will be provided to any person, free of charge, upon written request to our Corporate Secretary at Jackson Hewitt Tax Service Inc., 3 Sylvan Way, Parsippany, New Jersey 07054.

ITEM 1A. RISK FACTORS.

We may not achieve the same levels of growth in revenues and profits in the future as we have in the past.

Our business has experienced rapid growth in franchises, office locations and revenues. Our ability to continue to grow our business will be subject to a number of risks and uncertainties and will depend in large part on: (i) finding new opportunities in our existing and new markets; (ii) continuing to facilitate financial products; (iii) attracting and retaining capable franchisees and expanding the operations of existing franchisees; (iv) hiring, training and retaining skilled managers and seasonal employees; (v) expanding and improving the efficiency of our operations and systems; and (vi) maintaining costs, increasing quality and continued product innovation to attract and retain customers. Accordingly, we may not achieve the same levels of growth in revenues and profits as we have historically.

We may be unable to attract and retain key personnel.

Our continued success will depend largely on the efforts and abilities of our executive officers and other key employees. Competition for executive, managerial and skilled personnel in our industry remains intense. We may experience increased compensation costs in order to attract and retain executives, managers and other skilled employees. We may not be able to retain our existing senior management, fill new positions or vacancies created by expansion or turnover, or attract or retain the management and personnel necessary to operate our business effectively. Although we strive to be an employer of choice, we may not be able to continue to successfully attract and retain key personnel which would cause our business to suffer.

Government initiatives that simplify tax return preparation could reduce the need for our services as a third party tax return preparer.

Many taxpayers seek assistance from paid tax return preparers such as us because of the level of complexity involved in the tax return preparation and filing process. From time to time, government officials propose measures seeking to simplify the preparation and filing of tax returns or to provide additional assistance with respect to preparing and filing such tax returns. The passage of any measures that significantly simplify tax return preparation or otherwise reduce the need for a third party tax return preparer could reduce demand for our services, causing our revenues or profitability to decline.

Initiatives that improve the timing and efficiency of processing tax returns could reduce the demand for financial products available to our customers and demand for our services.

Our performance depends in part on our customers’ interest in obtaining the various financial products available through our offices. The federal government and various state and local municipalities have, from time to time, announced initiatives designed to modernize their operations and improve the timing and efficiency of processing tax returns and delivery of tax refunds. If tax authorities are able to increase the speed and efficiency with which they process tax returns and deliver tax refunds, the demand for financial products and demand for our tax preparation services could be reduced, causing our revenues or profitability to decline.

Changes in the tax law that result in a decreased number of tax returns filed or a reduced size of tax refunds could harm our business.

From time to time, the United States Treasury Department and the IRS adopt policy and rule changes and other initiatives that result in a decrease in the number of tax returns filed or reduce the size of tax refunds. Similar changes in the tax law could reduce demand for our services, causing our revenues or profitability to decline.

The federal government and state and local legislators have increasingly taken an active role in regulating financial products such as RALs, and the continuation of this trend could impede our ability to facilitate these financial products and reduce demand for our services and harm our business.

From time to time, government officials at the federal, state and local levels introduce and enact legislation and regulations proposing to regulate the facilitation of RALs and other financial products. Certain of the proposed legislation and regulations, could, if adopted, increase costs to us, our franchisees and the financial institutions that provide our financial products, or could negatively impact or eliminate the ability of financial institutions to provide RALs and other financial products through tax preparation offices, which could cause our revenues or profitability to decline. The federal government has recently proposed legislation that could further this initiative.

Several states and local jurisdictions have passed legislation that impose regulatory restraints on the marketing of RALs. These restraints include requirements regarding specific disclosures that must be made to customers. We operate in each of these jurisdictions.

Many states have statutes regulating, through licensing and other requirements, the activities of brokering loans and providing credit repair services to consumers as well as local usury laws. Certain states are interpreting these laws in a manner that could adversely affect the manner in which RALs and other financial products are facilitated. Additional states may interpret these laws in a manner that is adverse to how we currently conduct our business and we may be required to change business practices or otherwise comply with these statutes. In addition, consumer advocacy groups have increasingly called for a legislative and regulatory response to the perceived inequity of these types of loans.

The failure by us, or the financial institutions which provide financial products, to comply with legal and regulatory requirements, particularly those applicable to financial products, could result in substantial sanctions against us or require changes to our business practices which would harm our profitability and reputation.

Our tax return preparation business, including our franchise operations and facilitation of financial products such as RALs are subject to extensive regulation and oversight in the United States by the IRS, the Federal Trade Commission and by federal and state regulatory and law enforcement agencies. If governmental agencies having jurisdiction over our operations were to conclude that our business practices, or those of the financial institutions, violate applicable laws, we may become subject to sanctions which could have a material adverse effect on our business, financial condition and results of operations. These sanctions may include, without limitation: (i) civil monetary damages and penalties; (ii) criminal penalties; and (iii) injunctions or other restrictions on the manner in which we conduct our business.

In addition, the financial institutions that provide financial products such as RALs to our customers are also subject to significant regulation and oversight by federal and state regulators, including banking regulators. The failure of these financial institutions to comply with the regulatory requirements of federal and state government regulatory bodies, including banking and consumer protection laws, could affect their ability to continue to provide financial products to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our customers’ inability to obtain financial products through our tax preparation offices could cause our revenues or profitability to decline. We also may be required to change business practices which could alter the way RALs and other financial products are facilitated which could cause our revenues or profitability to decline.

The California Attorney General has expressed concerns that certain of our business practices may violate law, which include, but are not limited to, the manner in which services are marketed and financial products are facilitated. We are currently in settlement discussions with the California Attorney General. See discussion in “Item 3—Legal Proceedings.” Other states may raise similar concerns which could have a negative impact on our business.

Our facilitation of RALs and other financial products exposes us to the risk of significant losses as a result of litigation defense and resolution costs.

Tax return preparers who facilitate RALs and other financial products have been subject, from time to time, to individual and class action lawsuits. These lawsuits have alleged, among other claims, collusion between the tax return preparers and financial product provider in violation of law and claims of fraud, unfair competition, misleading or deceptive statements, and breach of fiduciary duty on the part of the tax return preparers for failing to, among other things, properly disclose the terms of the financial product We have been named as a defendant in several purported class action lawsuits in connection with our facilitation of RALs. See discussion in “Item 3—Legal Proceedings.” Given the large number of financial products, including RALs, we facilitate every year and the inherent uncertainties of the United States legal system, we could experience significant losses as a result of litigation defense and resolution costs, which could cause our profitability to decline.

Our insurance coverage may not cover all risks associated with our business.

We have various insurance policies related to the risks associated with our business, including errors and omissions insurance and directors and officers insurance. However, in the event of a claim there can be no assurance that our insurance coverage will be sufficient or that our insurance companies will cover the matters claimed. The failure of adequate insurance coverage or recovery could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with laws and regulations that protect our customers’ personal information could result in significant fines and harm our brand and reputation.

Privacy concerns relating to the disclosure of consumer financial information have drawn increased attention from federal and state governments. The IRS generally prohibits the use or disclosure by tax return preparers of taxpayers’ information without the prior written consent of the taxpayer. In addition, the Gramm-Leach-Bliley Act and other FTC regulations require financial service providers, including tax return preparers, to adopt and disclose consumer privacy policies and provide consumers with a reasonable opportunity to opt out of having personal information disclosed to unaffiliated third parties for marketing purposes. Although we have established security procedures to protect against identity theft, breaches of our customers’ privacy may occur. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our brand and reputation.

In addition, changes in these federal and state regulatory requirements could result in more stringent requirements and could result in a need to change business practices, including how information is disclosed. These changes could have a material adverse effect on our business, financial condition and results of operations.

Our success is tied to the operations of our franchisees, yet our ability to exercise control over their operations is limited.

Our financial success depends on our franchisees and the manner in which they operate and develop their offices. However, our ability to control the operations of our franchisees is limited because their businesses are independently owned and operated. Franchisees retain control over the employment and management of all personnel, including the large number of seasonal employees required during the tax season. Although we can exercise control over our franchisees and their operations to a certain extent under the terms of our franchise agreements to, among other things, maintain signage, equipment and standardized operating procedures and approve suppliers, distributors and products, and compliance with law, the quality of their operations may be diminished by any number of factors beyond our control. Consequently, our franchisees may not operate their offices in a manner consistent with our philosophy and standards or may not increase the level of revenues generated compared to prior tax seasons. While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreements, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer, and our revenues or profitability could decline.

We may be held responsible by third parties, regulators or courts for the actions of, or failures to act by, our franchisees, which exposes us to possible fines, other liabilities and bad publicity.

Our agreements with our franchisees require that they understand and comply with all laws and regulations applicable to their businesses. However, our franchisees are independently owned and operated and have a significant amount of flexibility in running their operations. Although our compliance program seeks to monitor the activities of our franchisees, it is unlikely to detect all problems in our network. Third parties, regulators or courts may seek to hold us responsible for the actions or failures to act by our franchisees. In addition, we are parties to agreements with retailers, such as Wal-Mart, and, to a certain extent, financial institutions, such as SBB&T and HSBC, under which we indemnify third parties for our and our franchisees’ failure to perform obligations and/or comply with laws and regulations applicable to us or them. There are also occasions when our and our franchisees’ activities are not clearly distinguishable, and we may be held liable for the activities of our franchisees. Failure to comply with laws and regulations by our franchisees may expose us to possible, fines, other liabilities and bad publicity which could have a material adverse effect on our business, financial condition and results of operations.

Our operating results depend on the effectiveness of our marketing and advertising programs and franchisee support of these programs.

Our revenues are heavily influenced by brand marketing and advertising. Our marketing and advertising programs may not be successful, which may lead us to fail to attract new customers and retain existing customers. If our marketing and advertising programs are unsuccessful, our revenues or profitability could decline. Moreover, because franchisees contribute to our marketing fund based on a percentage of their gross sales, our marketing fund expenditures are dependent upon sales volumes of our franchisees. If these sales decline, there will be a reduced amount available for our marketing and advertising programs.

The support of our franchisees is critical for the success of our marketing programs and any new strategic initiatives we seek to undertake. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we need the active support of our franchisees if the implementation of our marketing programs and strategic initiatives is to be successful. Although we believe that our current relationships with our franchisees are generally good, there can be no assurance that our franchisees will continue to support our marketing programs and strategic initiatives. The failure of our franchisees to support our marketing programs and strategic initiatives would adversely affect our ability to implement our business strategy and could have a material adverse effect on our business, financial condition and results of operations.

Our operating results depend on the continued success and growth of our franchise system.

The continued success and growth of our franchise system depends on our maintaining a satisfactory working relationship with our franchisees. Lawsuits and other disputes with our franchisees could discourage our franchisees from expanding their business within our network or lead to negative publicity, which would discourage new franchisees from entering our network or existing franchisees from renewing their franchise agreements, and could have a material adverse effect on our business, financial condition and results of operations. In 2004, we settled a lawsuit brought by 154 of our franchisees related to a dispute regarding financial products. See discussion in “Item 3—Legal Proceedings.”

Our business is, to some extent, dependent upon our customers’ ability to obtain financial products through our offices.

Our tax return preparation business is, to some extent, dependent on our customers’ ability to obtain financial products through our tax preparation offices. The financial products we facilitate are specialized financial products and relatively few financial institutions offer them. We currently have agreements with HSBC and SBB&T. Our agreement with HSBC terminates on October 31, 2007 and our agreement with SBB&T terminates on October 31, 2008. We may not be able to renew these agreements on similar terms or at all. If our arrangements with the financial institutions that provide financial products were to terminate, and we were unable to enter into an alternative relationship with one or more other financial institutions on acceptable terms or at all, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, we derive revenue from our agreements with the financial institutions. Changes in the industry or how financial products are permitted to be provided could result in the termination of these agreements or cause our revenues or profitability to decline.

Disruptions in our relationships with large retailers and shopping malls could negatively affect our growth and profitability.

Our retail-partner locations are an important part of our location strategy. In 2006, over 1,200 of our retail-partner locations were located within Wal-Mart stores. Our ability to operate in these locations is dependent on our ability to negotiate favorable agreements with retailers and shopping malls and on the continued operation of these stores. Our agreements with retailers and shopping malls are of limited duration, typically two years, and we may not be able to renew them on similar terms or at all and many of these agreements are not exclusive. In addition, renewal of each individual location may be dependent of the conduct of the individual franchisee seeking to open the location. In the event we are unable to negotiate favorable agreements with these or comparable retailers or shopping malls or they close a significant number of stores, especially immediately prior to or during the tax season, or our franchisees are unsuccessful in opening these locations, it could have a material adverse effect on our business, financial condition and results of operations.

The highly seasonal nature of our business presents a number of financial risks and operational challenges which if we fail to meet could materially affect our business.

Our business is highly seasonal. We generate substantially all our revenues during the tax season, which is the period from January 1 through April 30. The concentration of our revenue-generating activity during this relatively short period presents a number of operational challenges for us and our franchisees, including: (i) cash and resource management during the first eight months of our fiscal year, when we generally operate at a loss and incur fixed costs and costs of preparing for the upcoming tax season; (ii) flexible staffing, because the number of employees at our network’s offices during the peak of the tax season is exponentially higher than at any other time; (iii) accurate forecasting of revenues and expenses; and (iv) ensuring optimal uninterrupted operations during peak season, which is the period from late January through February.

If we were unable to meet these challenges or we were to experience significant business interruptions during the tax season, which may be caused by labor shortages, systems failures, work stoppages, adverse weather or other events, many of which are beyond our control, we could experience a loss of business, which could have a material adverse effect on our business, financial condition and results of operations.

We face significant competition in our business that may negatively impact our revenue, profitability and market position.

The tax return preparation business is highly competitive. Our network competes with tens of thousands of paid tax return preparers and regional and national accounting firms and financial service institutions that prepare tax returns as part of their businesses. Some of these firms are larger and better capitalized. We also compete with volunteer organizations that prepare tax returns at no cost for low-income taxpayers. We also face increased competition from online filing alternatives and service providers and software vendors who offer products and services that enable untrained individuals to prepare and file their own tax returns. We also face competition from the Free File Alliance, a consortium of the IRS and online preparation services that provides free online tax preparation and filing. The availability of these alternatives may reduce demand for our products and limit the amount of fees that we can charge. Competitors may develop or offer more attractive or lower cost products and services than ours which could erode our customer base. In addition, an increase in use of free tax preparation services could result in a loss of our customers and could cause revenues or profitability to decline.

Additionally, federal and state governments may in the future become direct competitors to our tax offerings. Were federal and state governments to provide their own software and electronic filing services to taxpayers at no charge it could have a material adverse effect on our business, financial condition and results of operations. The federal government has recently proposed legislation that could further this initiative.

Our business relies on technology systems and electronic communications, which, if disrupted, could significantly affect our business.

Our ability to file tax returns electronically and to facilitate financial products depends on our ability to electronically communicate with all of our network’s offices, the IRS and the financial institutions that provide these financial products. Our electronic communications network is subject to disruptions of various magnitudes and durations. Any severe disruption of our network or electronic communications, especially during the tax season, could impair our ability to complete our customers’ tax filings, to facilitate financial products and to provide technology services to the financial institutions providing financial products or to maintain our operations, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Our failure to protect our intellectual property rights may harm our competitive position, and litigation to protect our intellectual property rights or defend against third party allegations of infringement may be costly.

Third parties may infringe or misappropriate our trademarks or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. The actions we take to protect our trademarks and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. There are no assurances that we will be able to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. Third parties may assert infringement claims against us. Any claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time-consuming and expensive to defend and could result in the diversion of our time and resources. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.

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

Our credit facility contains restrictive covenants and other requirements that may limit our business flexibility by imposing operating and financial restrictions on our operations.

On June 29, 2005, we established a $250.0 million five-year unsecured credit facility (the “$250 Million Credit Facility”). The agreement governing the $250 Million Credit Facility imposes operating and financial restrictions on us, including restrictive covenants that will require us to maintain specified financial ratios and satisfy financial condition tests. Specifically, the $250 Million Credit Facility contains covenants, including the requirement that we meet certain financial covenants, such as a maximum consolidated leverage ratio of 2.5 to 1.0 and a minimum consolidated interest coverage ratio of 4.0 to 1.0. The consolidated leverage ratio is the ratio of consolidated debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), each as defined in the $250 Million Credit Facility. The consolidated interest coverage ratio is the ratio of consolidated EBITDA to consolidated interest expense, each as defined in the $250 Million Credit Facility. The maximum leverage ratio and minimum interest coverage ratio remain fixed through the five-year term of the $250 Million Credit Facility. In addition, the $250 Million Credit Facility contains various customary restrictive covenants that limit our ability to, among other things, (i) incur additional indebtedness or guarantees, (ii) create liens or other encumbrances on our property, (iii) enter into a merger or similar transaction, (iv) sell or transfer property except in the ordinary course of business, and (v) make dividend and other restricted payments.

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

As of June 30, 2006, we had $102 million outstanding under the $250 Million Credit Facility, including $50.0 million of hedged borrowings whereby we fixed the interest rate. We may borrow additional amounts under the $250 Million Credit Facility and borrowings may bear interest at rates that vary with prevailing market interest rates. Accordingly, a rise in market interest rates will adversely affect our financial results. We expect to draw most heavily on this credit facility from May through February of each year and then repay a significant portion of the borrowings by the end of each tax season. Therefore, a significant rise in interest rates during our off-season will have a disproportionate impact on our profitability.

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

In 2006 we paid quarterly dividends totaling $11.5 million. However, the payment of dividends, in the future, will be at the discretion of our board of directors and will depend, among other things, on our earnings, capital requirements and financial condition. Our ability to pay dividends will be subject to compliance with customary financial covenants that are contained in the $250 Million Credit Facility. Dividends may also be limited or prohibited by any future borrowings or issuances of preferred stock. In addition, applicable law requires that our board of directors determine that we have adequate surplus prior to the declaration of dividends. There can be no assurance that we will pay dividends at the levels currently anticipated or at all.

We are subject to certain provisions that may have the effect of hindering, delaying or preventing third party takeovers, which may prevent our shareholders from receiving premium prices for their shares in an unsolicited takeover and make it more difficult for third parties to replace our current management.

Our certificate of incorporation, by-laws and our rights plan contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, a classified board of directors, the elimination of stockholder action by written consent, advance notice for raising business or making nominations at meetings and “blank check” preferred stock. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, as our board of directors may determine are appropriate, including rights to dividends and proceeds in a liquidation that are senior to the common stock. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock.

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

In addition, our stockholder rights plan entitles our stockholders to acquire shares of our common stock at a price equal to 50% of the then current market value in limited circumstances when a third party acquires 15% or more of our outstanding common stock or announces its intent to commence a tender offer for at least 15% of our common stock, in each case, in a transaction that our board of directors does not approve. Because, under these limited circumstances, all of our stockholders would become entitled to affect discounted purchases of our common stock, other than the person or group that caused the rights to become exercisable, the existence of these rights would significantly increase the cost of acquiring control of our company without the support of our board of directors. The existence of the rights plan could therefore deter potential acquirers and thereby reduce the likelihood that you will receive a premium for your common stock in an acquisition.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and to detect and prevent fraud. We periodically assess our system of internal controls, and the internal controls of service providers upon which we rely, to review their effectiveness and identify potential areas of improvement. These assessments may conclude that enhancements, modifications or changes to our system of internal controls are necessary. Performing assessments of internal controls, implementing necessary changes, and maintaining an effective internal controls process is expensive and requires considerable management attention. Internal control systems are designed in part upon assumptions about the likelihood of future events, and all such systems, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. If we fail to implement and maintain an effective system of internal controls or prevent fraud, we could suffer losses, could be subject to costly litigation, investors could lose confidence in our reported financial information and our brand and operating results could be harmed, which could have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we and our independent registered public accounting firm must certify the adequacy of our internal controls over financial reporting annually. Identification of material weaknesses in internal controls over financial reporting by us or our independent registered public accounting firm could adversely affect our competitive position in our business, and the market price for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

There were no unresolved staff comments.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in a leased office in Parsippany, New Jersey consisting of approximately 45,000 square feet. The lease for this office is scheduled to expire in 2012. Our technology facility is located in a leased office in Sarasota, Florida consisting of approximately 34,000 square feet. The lease for this office is schedule to expire in 2014. All of our company-owned tax preparation offices are operated under leases. We believe that our offices are in good repair and sufficient to meet our present needs.

ITEM 3. LEGAL PROCEEDINGS.

On August 27, 2002, a plaintiff group comprising of 154 franchisees filed an action against SBB&T and us in the Superior Court of New Jersey, Morris County. The suit alleged, among other things, that we breached an agreement with the plaintiffs by not paying them a portion of surpluses in RAL loss reserves. The plaintiffs sought a declaratory judgment, an accounting, payment of an incentive rebate, unspecified compensatory and punitive damages, treble damages and attorneys’ fees. By an order dated December 6, 2002, the court dismissed the conversion and fraud counts of the complaint with prejudice. The plaintiffs filed an amended complaint on March 17, 2003. The parties submitted the matter to mediation in July 2003, which resulted in a settlement in which we agreed, among other things, to make a $2.0 million cash payment, spend an additional $2.0 million on regional advertising from 2004 through 2006, pay additional rebates to franchisees of up to $3.00 per RAL processed during the 2004 through 2006 tax seasons, subject to performance criteria, and implement a temporary royalty fee reduction program for certain new franchise offices. On December 19, 2003, the court issued a ruling enforcing the settlement and dismissed the action with prejudice. Accordingly, a $10.4 million charge was recognized in fiscal 2004. As of April 30, 2006, we have made cash payments of $7.6 million towards the litigation settlement. As of April 30, 2006, our litigation settlement accrual of $2.2 million is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet.

As of April 30, 2006, 152 plaintiffs in the action have executed the settlement agreement. One plaintiff has appealed the enforcement order of December 19, 2003. On May 17, 2005, the Superior Court of New Jersey Appellate Division reversed the trial court’s December 19, 2003 ruling as to the one who appealed, and remanded for further proceedings. We filed a petition for certification with the New Jersey Supreme Court. On May 31, 2006, the New Jersey Supreme Court reversed the judgment of the Appellate Division and remanded to the trial court to reinstate the judgment to enforce the settlement agreement. The litigation settlement accrual recognized in fiscal 2004 included potential settlement payment obligations to this plaintiff.

On or about April 4, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against SBB&T and us in the Superior Court of California (San Francisco), subsequently adding Cendant, in the Superior Court of California (Santa Barbara, following a transfer from San Francisco) in connection with the provision of RALs, seeking declaratory relief as to the lawfulness of the practice of cross-lender debt collection, the validity of SBB&T’s cross-lender debt collection provision and whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent. We were joined in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T. We filed a demurrer and subsequently answered the amended complaint, denying any liability. The court has granted a motion to dismiss SBB&T and other banks who are third-party defendants on the ground that the claims are preempted by federal law. Plaintiffs have appealed that decision. The court has stayed all other proceedings, pending appeal. We believe we have meritorious defenses and are contesting this matter vigorously. Ms. Hood has also filed a separate suit against us and Cendant on December 18, 2003 in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. Plaintiff subsequently voluntarily dismissed Cendant from this action. The allegations relate to the same set of facts as the California action. We filed a motion to stay or dismiss, which was denied, and subsequently answered the Complaint, denying any liability. The case is in its discovery and pretrial stage. We have filed a motion to stay the action, or in the alternative to add SBB&T as a third-party defendant, pending a decision in the California appeal. A decision by the court is currently pending. We believe we have meritorious defenses and are contesting this matter vigorously.

On June 18, 2004, Myron Benton brought a purported class action against SBB&T and us in the Supreme Court of the State of New York (County of New York) in connection with disclosures made in connection with the provision of RALs, alleging that the disclosures and related practices are fraudulent and otherwise unlawful, and seeking equitable and monetary relief. We filed a motion to dismiss that complaint. In response, Benton withdrew his original complaint and filed an amended complaint on January 3, 2005. We filed a motion for summary judgment and the plaintiff filed a cross-motion for summary judgment, both of which are currently pending. While this matter is at a preliminary stage, we believe we have meritorious defenses and are contesting this matter vigorously.

On December 23, 2005, Pierre Brailsford and Kevin Gilmore brought a purported class action against us in the Superior Court of California, Alameda County in connection with disclosures made in connection with the provision of RALs, alleging that the disclosures and related practices are fraudulent and otherwise unlawful, and seeking equitable and monetary relief. On January 31, 2006, we filed a notice removing the complaint to the United States District Court for the Northern District of California. On February 7, 2006, we filed a motion to dismiss, which was denied, and subsequently answered the complaint, denying any liability. While this matter is at a preliminary stage, we believe we have meritorious defenses and are contesting this matter vigorously.

In March 2003, the California Attorney General’s Office initiated an inquiry into our business practices. We have been in discussions with the California Attorney General’s Office and have been cooperating with the inquiry and voluntarily providing information and documents requested. Areas of discussion include, but are not limited to, the manner in which services are marketed and financial products are facilitated. The California Attorney General’s Office has expressed concerns that certain business practices may violate the law. We have reached an understanding with the California Attorney General’s Office which provides that we will enter into a consent judgment providing monetary and injunctive relief. The proposed judgment provides for a $4.0 million fund from which California customers of Jackson Hewitt who purchased financial products facilitated by us between 2001 and 2004 can obtain relief based on the number of financial products they purchased and the amount of cross or direct collection monies they paid. In addition, we would pay a $0.5 million civil monetary penalty and $0.5 million in costs of investigation to the State. We are currently in negotiations with the California Attorney General’s Office regarding the terms of injunctive relief provisions. It is anticipated that the matter will be fully resolved by the end of this calendar year. We do not believe that the terms of the proposed settlement will have a material adverse effect on our financial position, results of operations or cash flows. We have estimated that the range of liability, net of expected insurance coverage, with respect to resolution of this matter is between $3.8 million and $5.0 million, for which we have recorded a liability of $3.8 million as of April 30, 2006, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. There can be no assurance that our efforts to resolve this inquiry will be successful, or that the amount reserved will be sufficient.

We are from time to time subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance that such litigation or claims, or any future litigation or claims, will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

The principal market in the United States for our common stock is the New York Stock Exchange (“NYSE”). The only class of our securities that is traded is our common stock. Our common stock has traded on the NYSE since June 22, 2004, under the symbol JTX. The following table sets forth the quarterly high and low closing sales prices of the common stock for the period indicated as reported by the NYSE. These prices do not include retail mark-ups, markdowns, or commissions.

Fiscal 2006		High Close	Low Close
First Quarter:	May 1-July 31, 2005	$25.90	$17.91
Second Quarter:	August 1-October 31, 2005	26.85	22.46
Third Quarter:	November 1, 2005-January 31, 2006	28.07	23.99
Fourth Quarter:	February 1-April 30, 2006	31.60	25.28

Fiscal 2005		High Close	Low Close
First Quarter:	June 22-July 31, 2004	$17.99	$16.55
Second Quarter:	August 1-October 31, 2004	21.13	17.36
Third Quarter:	November 1, 2004-January 31, 2005	25.48	20.82
Fourth Quarter:	February 1-April 30, 2005	22.72	18.39

Approximate Number of Equity Security Holders

As of April 30, 2006, there were 27 record holders of our common stock.

Dividends

In fiscal 2006, we paid four quarterly dividends of $0.08 per share to holders of common stock totaling $11.5 million. In fiscal 2005, we paid three quarterly dividends of $0.07 per share to holders of common stock totaling $7.9 million. We intend to continue the payment of quarterly cash dividends to holders of common stock in the foreseeable future.

Upon completion of our IPO in June 2004, we declared a special dividend to Cendant in the amount of $306.9 million (“Special Dividend”). The $175.0 million cash portion of this Special Dividend was funded entirely from the net proceeds of $175.0 million five-year floating rate senior unsecured notes (“$175 Million Notes”) that we issued. The remaining $131.9 million represents the distribution of a receivable from Cendant. We recorded the Special Dividend as a reduction to retained earnings of $175.3 million and a reduction to additional paid-in capital of $131.6 million. The amount by which retained earnings was reduced represents the accumulation of all earnings by us up to our IPO date at which time we began operating as a separate public company.

Equity Compensation Plan Information

The information contained in our proxy statement for our 2006 Annual Meeting of Stockholders (“Proxy Statement”) under the section titled “Executive Compensation and Other Information—Equity Compensation Plan Information,” is incorporated herein by reference in response to this item. All of our equity compensation plans have been approved by our stockholders.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities in the fourth quarter of fiscal 2006.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth our selected historical consolidated financial data as of and for each of the years in the five-year period ended April 30, 2006. You should read this information in conjunction with the information under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1—Business” and our historical consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K. Our historical consolidated statement of operations data and consolidated balance sheet data as of and for each of the years in the five-year period ended April 30, 2006 has been derived from our audited consolidated financial statements. Our historical consolidated financial statements as of April 30, 2006 and 2005 and for each of the years in the three-year period ended April 30, 2006 and Deloitte & Touche LLP’s report on these historical consolidated financial statements have been included elsewhere in this Form 10-K.

Our results of operations for the period from May 1, 2004 through the IPO date and our results of operations and cash flows for the fiscal years ended April 30, 2004, 2003 and 2002, respectively, reflect the historical results of operations and cash flows of the business divested by Cendant in our IPO. As a result, the accompanying Consolidated Financial Statements may not necessarily reflect our results of operations and cash flows in the future or what our results of operations and cash flows would have been had we been a stand-alone public company during these periods.

	Fiscal Year Ended April 30,
	2006	2005	2004	2003	2002(8)
Consolidated Statements of Operations Data
(Dollars in thousands, except per share amounts)
Total revenues	$275,410	$232,487	$205,615	$171,547	$156,991

Selling, general and administrative(1), (2) & (3)	$39,723	$30,397	$30,500	$14,997	$17,882

Depreciation and amortization(4)	$11,428	$11,398	$11,911	$11,523	$12,824

Interest expense(5)	$8,301	$6,700	$373	$36	$38

Write-off of deferred financing costs(6)	$2,677	$—	$—	$—	$—

Net income	$57,961	$49,951	$42,960	$41,133	$42,523

Earnings per share:
Basic	$1.61	$1.33	$1.15	$1.10	$1.13

Diluted	$1.59	$1.32	$1.15	$1.10	$1.13

	As of April 30,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data (in thousands):
Total assets	$588,082	$675,089	$725,942	$661,901	$617,799

Long-term obligations(5) & (7)	$50,000	$175,000	$—	$—	$—

Stockholders’ equity(7)	$387,923	$396,237	$655,096	$612,136	$571,003

	Fiscal Year Ended April 30,
	2006	2005	2004	2003	2002
Other Consolidated Data:
Cash dividends declared per share:
Basic	$0.32	$0.21	$—	$—	$—

Diluted	$0.32	$0.21	$—	$—	$—

(1)	In fiscal 2006, we incurred litigation related costs of $3.8 million (see discussion in “Item 3—Legal Proceedings”). In fiscal 2004, we incurred a litigation settlement charge of $10.4 million in connection with an action filed by 154 of our franchisees against us and one of the providers of our financial products.
(2)	In fiscal 2005, we incurred a stock-based compensation charge of $4.5 million related to the issuance to employees of vested stock options and common stock in exchange for Cendant stock options and RSUs that were held by such employees prior to our IPO.
(3)	Following our IPO in June 2004, we began to incur incremental costs such as additional insurance and stock-based compensation.
(4)	On January 1, 2002, we adopted the non-amortization provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Accordingly, our results of operations before January 1, 2002 reflect the amortization of goodwill and indefinite-lived intangible assets, while our results of operations since January 1, 2002 do not reflect such amortization. Amortization of goodwill and indefinite-lived intangible assets amounted to $7.8 million in fiscal 2002.
(5)	Interest expense increased in fiscal 2005 in connection with our IPO due to the issuance of the $175 Million Notes, which were repaid in June 2005. Thereafter, interest expense was primarily attributable to borrowings under the $250 Million Credit Facility.
(6)	We incurred a non-cash charge of $2.7 million related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes and termination of our $100 Million Credit Facility. Both facilities were replaced with the $250 Million Credit Facility.
(7)	In connection with our IPO in June 2004, we paid a Special Dividend to Cendant of $306.9 million. The $175.0 million cash portion of the dividend was funded entirely from the net proceeds of the $175 Million Notes issuance and the remaining $131.9 million represents the cancellation of a receivable due from Cendant.
(8)	On January 18, 2002, we acquired all of the outstanding common stock of TSA for $3.6 million in cash. The results of operations of TSA have been included in the Consolidated Statements of Operations since the date of acquisition.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion may be understood more fully by reference to the consolidated financial statements and notes to the consolidated financial statements beginning on page 47 in this Form 10-K.

Overview

We manage and evaluate the operating results of our business in two segments:

•	Franchise operations: This segment consists of the operations of our franchise business, including royalty and marketing and advertising revenues, financial product fees, other financial product revenues and other revenues.

•	Company-owned office operations: This segment consists of the operations of our company-owned offices for which we recognize service revenues for the preparation of tax returns and related services.

Revenues that we earn consist of the following components:

Franchise operations revenues:

•	Royalty revenues: We earn royalty revenues from our franchisees. Our franchise agreements require franchisees to pay us a royalty fee of 15% of their revenues (12% for most territories sold before 2000). In fiscal 2006, our average royalty rate was 13.2%. Franchisees earn revenues from the preparation of tax returns and from related products and services. We recognize royalty revenues upon the completion of tax returns by our franchisees.

•	Marketing and advertising revenues: In addition to royalty revenues, franchisees pay us a marketing and advertising fee equal to 6% of their revenues. We recognize marketing and advertising revenues upon the completion of tax returns by our franchisees.

•	Financial product fees: On February 24, 2006, we entered into program agreements with HSBC and SBB&T. Under the agreements, each financial institution has the right to offer, process and administer RALs, ACRs and ADDs to customers of certain of our franchised and company-owned offices. Additionally, we agreed to provide certain technology-related services to the financial institutions in support of the financial institutions’ offering and administration of the financial products. Each financial institution pays us a fixed annual fee as compensation for being granted access to our customers and for receiving technology services, and our provision of related services, as well as a variable payment tied to growth in the programs. We recognize the fixed component over the course of the tax season as financial products are provided and the variable component upon the attainment of certain contractual growth thresholds.

The agreements with the financial institutions were deemed effective for the entire tax season beginning on January 2, 2006. The agreements with HSBC will expire on October 31, 2007 and the agreements with SBB&T will expire on October 31, 2008.

Prior to January 2006, we earned fixed fees from the financial institutions that provided our financial products for the facilitation of the sale of RALs, ACRs and ADDs to customers throughout our network. The fixed fees that we earned from the financial institutions originated from a fee (typically $25.00) paid by the customer to the financial institution upon approval and funding of the respective financial products. We earned a portion of this fee depending upon the financial product facilitated, with the fees that we earned varying in amounts up to $14.55 per financial product. These financial products were offered pursuant to our contractual arrangements with financial institutions. We recognized revenues for the fixed fees received at the time the financial products were approved by the financial institution.

In addition, our network offers additional products including ipower CashCard and Gold Guarantee®. Revenues from our Gold Guarantee product are earned ratably over the product’s 36 month life.

•	Other financial product revenues: Beginning in January 2006, we no longer earn other financial product revenues related to providing RALs to our customers. Prior to January 2006, other financial product revenues represented a portion of the revenues that we earned from the facilitation of RALs. SBB&T provided 80% of the RALs facilitated by us in fiscal 2005, with the remainder provided by HSBC.

SBB&T in 2005: The agreement with SBB&T in place for the 2005 tax season resulted in the following revenues: (i) a fee of $19.00 for each RAL facilitated by our network; (ii) a portion of RAL fees collected in the 2005 tax season that were originated prior to January 2005; and (iii) a variable fee equal to 50% of the amount by which the net finance fees received by SBB&T exceeded uncollected loans by a threshold amount of at least 1.0% of the aggregate principal amount of RALs made by SBB&T to our customers.

Additionally, through December 2004, we earned revenues with respect to RALs provided by SBB&T in prior years.

SBB&T in 2004 and HSBC in 2005 and 2004: Other financial product revenues represented revenues we earned equal to a portion (ranging from 59% to 100%) of the difference between net finance fees paid by customers to the financial institutions and loan amounts that the financial institutions are unable to collect. These revenues were in addition to the fixed fees recorded in financial product fees earned from the facilitation of RALs. The finance fee was calculated as a percentage of the total loan amount (subject to a minimum and maximum fee). The finance fees were maintained by the financial institutions as a reserve against uncollected loans. Other financial product revenues were recognized only to the extent that the reserves maintained by the lending financial institutions exceeded the uncollected loans made by these financial institutions at the end of each reporting period.

•	Other revenues: Other revenues include ancillary fees we earn from franchisees, including a $2.00 fee per tax return prepared paid by franchisees for the processing of each electronically-transmitted tax return. We recognize revenues from processing fees at the time the tax returns are filed. In fiscal 2006, approximately 90% of all tax returns filed by our network were filed electronically. Other revenues also include revenues that we earn from the sale or transfer of our franchise territories. Revenues are recognized when all material services or conditions relating to the sale have been performed, generally upon completion of a mandatory training program for new franchisees.

Company-owned office operations revenues:

•	Service revenues: Service revenues include only revenues earned at our company-owned offices and primarily consists of fees that we earn directly from our customers for the preparation of tax returns. We recognize service revenues primarily upon the completion of tax returns by our company-owned offices.

Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

	Fiscal Year Ended April 30,
	2006	2005	2004
	(In thousands)
Consolidated Results of Operations:

Revenues
Franchise operations revenues:
Royalty	$76,234	$59,360	$51,646
Marketing and advertising	34,685	27,416	24,213
Financial product fees	74,458	35,990	30,384
Other financial product revenues	5,518	33,934	30,255
Other	12,986	12,766	12,527
Service revenues from company-owned office operations	71,529	63,021	56,590

Total revenues	275,410	232,487	205,615

Expenses
Cost of franchise operations	31,179	27,426	21,921
Marketing and advertising	40,977	32,966	29,464
Cost of company-owned office operations	47,084	42,928	41,639
Selling, general and administrative	39,723	30,397	30,500
Depreciation and amortization	11,428	11,398	11,911

Total expenses	170,391	145,115	135,435

Income from operations	105,019	87,372	70,180
Other income/(expense):
Interest income	1,924	1,484	657
Interest expense	(8,301)	(6,700)	(373)
Write-off of deferred financing costs	(2,677)	—	—
Gain on sale of assets, net	520	—	—

Income before income taxes	96,485	82,156	70,464
Provision for income taxes	38,524	32,205	27,504

Net income	$57,961	$49,951	$42,960

The following table presents selected key operating statistics for our franchise and company-owned office operations.

	Fiscal Year Ended April 30,
	2006	2005	2004
Operating Statistics
Offices:
Franchise operations	5,379	4,871	4,330
Company-owned office operations	643	613	605

Total offices—system	6,022	5,484	4,935

Tax returns prepared (in thousands):
Franchise operations	3,246	2,917	2,735
Company-owned office operations	412	403	400

Total tax returns prepared—system	3,658	3,320	3,135

Average revenues per tax return prepared:
Franchise operations(1)	$178.06	$156.61	$147.53

Company-owned office operations(2)	$173.82	$156.18	$141.48

Average revenues per tax return prepared—system	$177.58	$156.56	$146.76

Financial products (in thousands)(3)	3,350	3,052	2,769

Average financial product fees per financial product(4)	$22.23	$11.79	$10.97

(1)	Calculated as total revenues earned by our franchisees, which does not represent revenues earned by Jackson Hewitt, divided by the number of tax returns prepared by our franchisees (see calculation below). We earn royalty and marketing and advertising revenues, which represent a percentage of the revenues received by our franchisees.
(2)	Calculated as tax preparation revenues and related fees earned by company-owned offices (as reflected in the Consolidated Statements of Operations) divided by the number of tax returns prepared by company-owned offices.
(3)	Consists of RALs, ACRs, ADDs and Gold Guarantee products.
(4)	Calculated as revenues earned from financial product fees (as reflected in the Consolidated Statements of Operations) divided by number of financial products. Average financial product fees per financial product in fiscal 2006 reflect the impact of the new agreements with the providers of our financial products effective in the 2006 tax season.

Calculation of average revenues per tax return prepared in Franchise Operations:

	Fiscal Year Ended April 30,
	2006	2005	2004
	(In thousands, except per tax return prepared data)
Total revenues earned by our franchisees (A)	$578,019	$456,820	$403,505

Average royalty rate (B)	13.19%	12.99%	12.80%
Marketing and advertising rate (C)	6.00%	6.00%	6.00%

Combined royalty and marketing and advertising rate (B plus C)	19.19%	18.99%	18.80%

Royalty revenues (A times B)	$76,234	$59,360	$51,646
Marketing and advertising revenues (A times C)	34,685	27,416	24,213

Total royalty and marketing and advertising revenues	$110,919	$86,776	$75,859

Number of tax returns prepared by our franchisees (D)	3,246	2,917	2,735

Average revenues per tax return prepared by our franchisees (A divided by D)	$178.06	$156.61	$147.53

Amounts may not recalculate precisely due to rounding differences.

Fiscal Year Ended April 30, 2006 as Compared to the Fiscal Year Ended April 30, 2005

Total Revenues

Total revenues increased $42.9 million, or 18%, primarily due to the increase of 10.2% in the number of tax returns prepared in our network as well as due to the increase of 13.4% in the average revenues per tax return prepared in our network. The number of tax returns prepared increased primarily due to strong same stores sales growth and the expansion of our network as the total number of offices increased 10%. Average revenues per tax return prepared increased primarily as a result of stronger pricing throughout the entire tax season, enhanced product offerings and increased financial product attachment rates. Continued focus on customer satisfaction contributed to gains in tax return growth as customer retention increased from just under 60% in fiscal 2005 to approximately 61% in fiscal 2006.

An important element to our growth strategy is the maturation of our offices from which the average number of tax returns prepared per office increases as offices age. In fiscal 2006, we worked with franchisees to implement a more targeted location strategy to address perceived capacity issues in the early season as well as to increase brand awareness. This contributed to improved same store tax return growth in excess of 6% as most offices experienced higher growth rates as compared to prior years. For example, two year old offices experienced 39% same store tax return growth as compared to an average of 38% over the prior four years. Three and four year old offices grew at rates of 20% and 14%, respectively, as compared to average growth rates of 18% and 11%, respectively, over the prior four years. As indicated in the table below, older offices grow at relatively lower rates than younger offices.

The average number of tax returns prepared by one year old offices is lower than in prior years primarily due to fewer new tax returns prepared by independent tax businesses acquired/converted in fiscal 2006. For example, in fiscal 2006 we acquired/converted offices preparing approximately 27,000 tax returns annually as compared to acquiring/converting an annual average of approximately 86,000 tax returns over the prior four years, and for which such offices typically prepare between 700 and 1,000 tax returns.

In addition to the impact caused by acquisitions/conversions, a higher proportion of retail-partner locations in a given age category results in a lower average number of tax returns as compared to the same age category in the prior year. Our retail-partner locations typically prepare fewer tax returns as they tend to be smaller in size than typical storefront locations. The following table includes the average number of tax returns prepared by offices in our network, including the percentage of retail-partner locations as a percentage of total offices by age category, in fiscal 2006 based upon the number of years in our network:

Number of Years in our Network	Offices as a % of Total Offices	Retail-Partner Locations as a % of Total Offices By Age	Average Number of Tax Returns Prepared per Office (Total Offices)
1	13%	24%	235
2	14%	33%	343
3	14%	42%	444
4	10%	27%	547
5	7%	24%	627
6	8%	13%	688
7+	34%	24%	838

	100%

As of January 2006, we no longer earn “other financial product revenues” on RALs facilitated by our network. Accordingly, when viewed in combination with financial product fees related to the new agreements with the providers of financial products effective for the 2006 tax season, total financial product related revenues increased $10.1 million, or 14%, as compared to fiscal 2005.

Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total expenses increased $25.3 million, or 17%. The more notable highlights with respect to expenses incurred were as follows:

Cost of franchise operations: Cost of franchise operations increased $3.8 million, or 14%, primarily due to the cumulative growth in the Gold Guarantee program over the past three years as expense from the Gold Guarantee product is charged ratably over the product’s 36-month life.

Marketing and advertising: Marketing and advertising expenses increased $8.0 million, or 24%, in line with the increase in marketing and advertising revenues.

Cost of company-owned office operations: Costs of company-owned office operations increased $4.2 million, or 10%, primarily due to higher labor and facilities expenses to support the increase in the number of offices and number of tax returns prepared. Despite this increase, cost of operations decreased as a percentage of service revenues from operations due to a continued focus on strategic initiatives initiated in fiscal 2005.

Selling, general and administrative: Selling, general and administrative increased $9.3 million, or 31%, due to the: (i) increase of $5.1 million in legal expenses, including $3.8 million in litigation related costs (see discussion in “Item 3—Legal Proceedings”); (ii) increase of $1.4 million for Sarbanes-Oxley compliance; (iii) increase of $1.0 million in stock-based compensation due to additional stock options granted in fiscal 2006; (iv) increase of $0.5 million in rental expense primarily due to duplicate rental costs for our corporate headquarters as rental expense was recorded beginning at inception of our new corporate headquarters lease which was several months prior to our occupancy; and (v) increase of $5.2 million in personnel and other administrative expenses. Included in fiscal 2005 was a stock-based compensation charge of $4.5 million related to the issuance to our employees of vested stock options and shares of common stock in exchange for Cendant stock options and restricted stock units that were held by such employees prior to our IPO.

Other Income/(Expense)

Interest income: Interest income increased $0.4 million, or 30%, primarily due to our our investment earnings on cash equivalents.

Interest expense: Interest expense increased $1.6 million, or 24%, primarily due to the effect of rising market interest rates on our outstanding floating-rate debt. In an effort to mitigate the economic impact of changing interest rates, in August 2005 we entered into interest rate swap agreements to fix the interest rate on $50.0 million of our floating-rate borrowings under the $250 Million Credit Facility.

Write-off of deferred financing costs: We incurred a non-cash charge of $2.7 million related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes and termination of our $100 Million Credit Facility.

Gain on sale of assets, net: We recognized a $0.5 million net gain on sale of assets relating to the sale of operations in Texas and Massachusetts to existing franchisees.

Fiscal Year Ended April 30, 2005 as Compared to the Fiscal Year Ended April 30, 2004

Total Revenues

Total revenues increased $26.9 million, or 13%, primarily due to the increase of 5.9% in the number of tax returns prepared in our network as well as due to the increase of 6.7% in the average revenues per tax return prepared in our network. The number of tax returns prepared increased primarily due to the expansion of our network as the average number of offices per territory increased to 1.9 as of April 30, 2005 from 1.8 as of April 30, 2004. Average revenues per tax return prepared increased primarily as a result of annual price increases, increased financial product attachment rates and increased complexity of tax returns prepared.

Same store sales growth of 2% in fiscal 2005 was lower than the previous two fiscal years driven primarily by a delayed start to the tax season that led to lower new customer growth. The delay may have been caused by a delay in the receipt of Form W-2’s as consumers filed their tax returns with the IRS later in the tax season. The shortened filing period led to longer than expected wait times at some of our locations, which given the demands of the early-season filer to file quickly, may have resulted in potential customers choosing our competitors. Prior year existing customers continued to choose our network at comparable rates with retention rates remaining just under 60%.

Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total expenses increased $9.7 million, or 7%. The more notable highlights with respect to expenses incurred were as follows:

Cost of franchise operations: Cost of franchise operations increased $5.5 million, or 25%, primarily due to the cumulative growth in the Gold Guarantee program over the past three years. Also contributing to the increase was a reduction in bad debt reserves of $2.0 million in fiscal 2004 as a result of improved collection performance.

Marketing and advertising: Marketing and advertising expenses increased $3.5 million, or 12%, in line with the increase in marketing and advertising revenues.

Cost of company-owned office operations: Costs of company-owned office operations increased $1.3 million, or 3%, primarily due to increased facilities costs. Despite this increase, cost of company-owned office operations decreased as a percentage of service revenues from company-owned office operations due to the successful implementation in fiscal 2005 of strategic initiatives to increase profitability, such as closure of underperforming offices and improved management of expenses.

Selling, general and administrative: Selling, general and administrative decreased $0.1 million due to the: (i) increase of $4.5 million in stock-based compensation related to the issuance to our employees of 903,935 vested stock options and 100,880 shares of common stock in exchange for Cendant stock options and restricted stock units that were held by such employees prior to our IPO; (ii) increase of $1.8 million in stock-based compensation related to fiscal 2005 grants; (iii) increase of $4.6 million in personnel, insurance and other administrative expenses. Offsetting these increases was a $10.4 million litigation settlement charge incurred in fiscal 2004 in connection with an action filed by 154 of our franchisees and subsequent recovery of $0.6 million recognized in fiscal 2005.

Other expenses

Interest expense: Interest expense increased $6.3 million primarily as a result of the $175 Million Notes issuance in June 2004 to fund the special dividend to Cendant in connection with our IPO.

Segment Results and Corporate and Other

Franchise Operations

At the core of our business strategy is the growth and development of our franchise system. We derive a significant portion of our revenues during the third and fourth fiscal quarters from royalty and marketing and advertising fees. Tax returns prepared by our franchise system represented 89% of the total tax returns prepared by our network in fiscal 2006.

	Fiscal Year Ended April 30,
	2006	2005	2004
	(In thousands)
Results of Operations:
Revenues:
Royalty	$76,234	$59,360	$51,646
Marketing and advertising	34,685	27,416	24,213
Financial product fees	74,458	35,990	30,384
Other financial product revenues	5,518	33,934	30,255
Other	12,986	12,766	12,527

Total revenues	203,881	169,466	149,025

Expenses:
Cost of operations	31,179	27,426	21,921
Marketing and advertising	34,691	27,416	24,212
Selling, general and administrative	3,448	4,130	3,597
Depreciation and amortization	8,706	7,645	7,608

Total expenses	78,024	66,617	57,338

Income from operations	125,857	102,849	91,687
Other income/(expense):
Interest income	1,121	1,029	657

Income before income taxes	$126,978	$103,878	$92,344

Fiscal Year Ended April 30, 2006 as Compared to the Fiscal Year Ended April 30, 2005

Total Revenues

Total revenues increased $34.4 million, or 20%, primarily due to the increase of 11.3% in the number of tax returns prepared as well as due to the increase of 13.7% in the average revenues per tax return prepared. The number of tax returns prepared increased primarily due to strong same stores sales growth and the expansion of the franchise operations segment as total number of offices increased 10%. Average revenues per tax return prepared increased primarily as a result of stronger pricing throughout the entire tax season, enhanced product offerings and increased financial product attachment rates. Additional highlights with respect to revenues earned were as follows:

Royalty and marketing and advertising: Royalty revenues increased $16.9 million, or 28%, and marketing and advertising revenues increased $7.3 million, or 27%, due to the increase in total revenues earned by our franchisees. In addition, in fiscal 2006 we benefited from an increase in the average royalty rate we earn, which was 13.2% as compared to 13.0% in the prior year as the network included more territories at the 15% royalty rate.

Franchisees facilitated the sale of 2.9 million financial products in fiscal 2006 as compared with 2.6 million in fiscal 2005, for which we earned royalty and marketing and advertising revenues of $12.9 million in fiscal 2006 and $15.7 million in fiscal 2005. The decline, which was more than offset by the increase in average revenues per tax return prepared, was due to a reduction or elimination of fees, which will continue in fiscal 2007, though we do not expect it to have a material impact on average revenues per tax return prepared.

Financial product fees: Financial product fees increased to $74.5 million as a result of the new agreements with HSBC and SBB&T in fiscal 2006 during which we earned a fixed annual fee as well as a variable payment due to growth in the program. Financial product fees in fiscal 2006 included $64.9 million related to the new agreements and $8.5 million in Gold Guarantee revenues. Gold Guarantee revenues increased $3.0 million primarily due to the cumulative growth in such program sales over the past three years. Financial product sales in aggregate increased 10% over last year.

Other financial product revenues: Due to the new agreements with the providers of financial products to our customers, as of January 2006, we no longer earn “other financial product revenues” on RALs facilitated by our network. Accordingly, when viewed in combination with financial product fees, total financial product related revenues increased $10.1 million, or 14%.

Other revenues: Other revenues increased $0.2 million, or 2%, primarily due to higher revenues of $0.5 million in fees for electronically-transmitted tax returns partially offset by lower initial franchise fees. We sold 205 new territories in fiscal 2006 as compared to 219 in fiscal 2005.

Total Expenses

Total expenses increased $11.4 million, or 17%. The more notable highlights with respect to expenses incurred were as follows:

Cost of operations: Cost of operations increased $3.8 million, or 14%, primarily due to the cumulative growth in the Gold Guarantee program over the past three years.

Marketing and advertising: Marketing and advertising expenses increased $7.3 million, or 27%, in line with the increase in marketing and advertising revenues. Franchise Operations recognized marketing and advertising expenses approximately equal to 6% of total revenues earned by our franchisees.

Selling, general and administrative: Selling, general and administrative decreased $0.7 million, or 17%, primarily due to a decrease in sales compensation expense.

Fiscal Year Ended April 30, 2005 as Compared to the Fiscal Year Ended April 30, 2004

Total Revenues

Total revenues increased $20.4 million, or 14%, primarily due to the increase of 6.7% in the number of tax returns prepared as well as due to the increase of 6.2% in the average revenues per tax return prepared. The number of tax returns prepared increased primarily due to the increase of 541, or 12%, in the number of franchised offices. Average revenues per tax return prepared increased primarily as a result of annual price increases, increased financial product attachment rates and increased complexity of tax returns prepared. Additional highlights with respect to revenues earned were as follows:

Royalty and marketing and advertising: Royalty revenues increased $7.7 million, or 15%, and marketing and advertising revenues increased $3.2 million, or 13%, both due to the increase in the total revenues earned by our franchisees. In addition, in fiscal 2005 we benefited from a slight increase in the average royalty rate we earn from our franchise segment, which was 13.0% as compared to 12.8% in fiscal 2004 as the network included more territories at the 15% royalty rate. Franchisees facilitated the sale of 2.6 million financial products in fiscal 2005 as compared with 2.4 million in fiscal 2004, for which we earned royalty and marketing and advertising revenues of $15.7 million in fiscal 2005 and $14.3 million in fiscal 2004.

Financial product fees: Financial product fees increased $5.6 million, or 18%. The number of aggregate RALs, ACRs and ADDs facilitated increased 8% to 2.4 million, primarily due to the increase in the number of tax returns prepared and an increase in financial product attachment rates. Average financial product fees per financial product increased 7% primarily due to the cumulative growth in the Gold Guarantee program over the past three years.

Other financial product revenues: Other financial product revenues increased $3.7 million, or 12%. Other financial product revenues in connection with SBB&T increased $1.6 million, or 6%. The agreement with SBB&T in place for the 2005 tax season resulted in the following revenues: (i) a fee of $19.00 for each RAL facilitated by our network in the 2005 tax season which amounted to $18.1 million in revenues and (ii) a portion of RAL fees collected in 2005 tax season that were originated prior to January 2005 which amounted to $1.9 million in revenues.

In addition, we earned other financial product revenues in connection with SBB&T of $10.8 million in fiscal 2005 with respect to RALs facilitated in prior years.

Other financial product revenues related to our agreement with HSBC increased $2.1 million due to the increase in RALs facilitated by the financial institution in fiscal 2005 as well due to the increase in collections with respect to RALs facilitated by HSBC in prior years.

Other revenues: Other revenues increased $0.2 million, or 2%, primarily due to the higher revenues from franchisees ($2.00 per tax return) related to the increase in the number of electronically-transmitted tax returns processed. Partially offsetting this increase was the decrease in revenues related to new territories sold in fiscal 2005. We sold 219 new territories in fiscal 2005 as compared to 240 in fiscal 2004.

Total Expenses

Total expenses increased $9.3 million, or 16%. The more notable highlights with respect to expenses incurred were as follows:

Cost of operations: Cost of operations increased $5.5 million, or 25%, primarily due to the cumulative growth in the Gold Guarantee program over the past three years and increased labor costs to support our franchisees. Also contributing to the increase was a reduction in bad debt reserves of $2.0 million in fiscal 2004 as a result of improved collection performance.

Marketing and advertising: Marketing and advertising expenses increased $3.2 million, or 13%, in line with increase in marketing and advertising revenues.

Company-Owned Office Operations

Complementing our franchise system are our company-owned offices. Tax returns prepared by our company-owned offices represented 11% of the total tax returns prepared within our network in fiscal 2006.

	Fiscal Year Ended April 30,
	2006	2005	2004
	(In thousands)
Results of Operations:
Revenues
Service revenues from operations	$71,529	$63,021	$56,590

Expenses
Cost of operations	47,084	42,928	41,639
Marketing and advertising	6,286	5,550	5,252
Selling, general and administrative	3,623	3,554	3,075
Depreciation and amortization	2,722	3,753	4,303

Total expenses	59,715	55,785	54,269

Income from operations	11,814	7,236	2,321
Other income/(expense):
Interest income	—	25	—
Gain on sale of assets, net	520	—	—

Income before income taxes	$12,334	$7,261	$2,321

Fiscal Year Ended April 30, 2006 as Compared to the Fiscal Year Ended April 30, 2005

Revenues

Service revenues from operations increased $8.5 million, or 14%, primarily due to an increase of 2% in the number of tax returns prepared as well as an increase of 11.3% in the average revenues per tax return prepared. The number of tax returns prepared increased primarily due to a 5% increase in the total number of offices in existing, but under-penetrated, territories. Partially offsetting the increase was the decline in the number of tax returns attributable to the sale of operations in Texas and Massachusetts to existing franchisees. The sale of operations in Texas and Massachusetts had the impact of reducing tax return growth by 5.8% and revenue growth by 6%. Average revenues per tax return prepared increased primarily as a result of stronger pricing throughout the entire tax season, enhanced product offerings and increased financial product attachment rates.

Company-owned offices facilitated the sale of 402,000 financial products in fiscal 2006 as compared with 413,000 in fiscal 2005, for which we earned $2.8 million in fiscal 2006 and $10.2 million in fiscal 2005 for which the decline was more than offset by the increase in average revenues per tax return prepared.

Total Expenses

Total expenses increased $3.9 million, or 7%, in fiscal 2006. The more notable highlights with respect to expenses incurred were as follows:

Cost of operations: Cost of operations increased $4.2 million, or 10%, primarily due to higher labor and facilities expenses incurred to support the growth in offices. Despite this increase, cost of operations decreased as a percentage of service revenues from operations due to a continued focus on strategic initiatives initiated in fiscal 2005.

Marketing and advertising: Marketing and advertising increased $0.7 million, or 13%, and was closely tied to the expansion of offices and growth in the number of tax returns prepared. Company-owned office operations recognized marketing and advertising expenses approximately equal to 6% of service revenues from operations, similar to that of franchise operations. In addition, company-owned office operations also recognized regional and local marketing and advertising expenses.

Depreciation and amortization: Depreciation and amortization decreased $1.0 million, or 27%, primarily due to certain equipment becoming fully depreciated since April 30, 2005.

Gain on sale of assets, net: We recognized a $0.5 million net gain on sale of assets relating to the sale of operations in Texas and Massachusetts to existing franchisees.

Fiscal Year Ended April 30, 2005 as Compared to the Fiscal Year Ended April 30, 2004

Revenues

Service revenues from operations increased $6.4 million, or 11%. The number of tax returns prepared increased slightly and average revenues per tax return prepared increased 10.4%. Average revenues per tax return prepared increased primarily as a result of increases in pricing, increased financial product attachment rates and increased complexity of tax returns prepared. Company-owned offices facilitated the sale of 413,000 financial products in fiscal 2005 as compared with 374,000 in fiscal 2004, for which we earned $10.2 million in fiscal 2005 and $12.2 million in fiscal 2004 for which the decline was more than offset by the increase in average revenues per tax return prepared.

Total Expenses

Total expenses increased $1.5 million in fiscal 2005. The more notable highlights with respect to expenses incurred were as follows:

Cost of operations: Cost of operations increased $1.3 million, or 3%, primarily due to increased facilities costs. Despite this increase, cost of operations decreased as a percentage of service revenues from operations due to the successful implementation in fiscal 2005 of strategic initiatives to increase profitability, such as closure of underperforming offices and improved management of expenses.

Depreciation and amortization: Depreciation and amortization decreased $0.6 million primarily due to certain property and equipment becoming fully depreciated in fiscal 2005.

Marketing and advertising: Marketing and advertising increased $0.3 million, or 6%, and was closely tied to the expansion of offices and growth in the number of tax returns prepared.

Corporate and Other

Corporate and other expenses consist of unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as interest expense. Following our IPO in June 2004, we began to incur incremental costs such as additional insurance and stock-based compensation.

	Fiscal Year Ended April 30,
	2006	2005	2004
	(in thousands)
Expenses(a)
General and administrative	$26,044	$17,006	$13,418
Stock-based compensation	2,808	1,844	—
Stock-based compensation charge related to our IPO	—	4,508	—
Litigation related costs	3,800	—	—
Litigation settlement (recovery)/charge	—	(645)	10,410

Total expenses	(32,652)	(22,713)	(23,828)

Loss from operations	(32,652)	(22,713)	(23,828)
Other income/(expense):
Interest income	803	430	—
Interest expense	(8,301)	(6,700)	(373)
Write-off of deferred financing costs(b)	(2,677)	—	—

Loss before income taxes	$(42,827)	$(28,983)	$(24,201)

(a)	Included in selling, general and administrative in the Consolidated Statements of Operations.
(b)	Represents a non-cash charge associated with the repayment of the $175 Million Notes and the termination of the $100 Million Credit Facility.

Fiscal Year Ended April 30, 2006 as Compared to the Fiscal Year Ended April 30, 2005

Corporate and other loss from operations increased $9.9 million, or 44%, due to the: (i) increase of $5.1 million in legal related costs, including $3.8 million of litigation related costs (see discussion in “Item 3—Legal Proceedings”); (ii) increase of $1.4 million for Sarbanes-Oxley compliance; (iii) increase of $1.0 million in stock-based compensation due to additional stock options granted in fiscal 2006; (iv) increase of $0.5 million in rental expense primarily due to duplicate rental costs for our corporate headquarters; and (v) increase of $5.8 million in personnel and other administrative expenses. Included in fiscal 2005 was a stock-based compensation charge of $4.5 million related to our IPO.

Other income/(expense)

Interest income: Our investment earnings on cash equivalents increased $0.4 million.

Interest expense: Interest expense increased $1.6 million, or 24%, primarily due to the effect of rising market interest rates on our outstanding floating-rate debt.

Write-off of deferred financing costs: We incurred a non-cash charge of $2.7 million related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes and termination of our $100 Million Credit Facility.

Fiscal Year Ended April 30, 2005 as Compared to the Fiscal Year Ended April 30, 2004

Corporate and other loss from operations decreased $1.1 million, or 5%, due to the: (i) increase of $4.5 million in stock-based compensation related to our IPO; (ii) increase of $1.8 million in stock-based compensation related to fiscal 2005 grants; (iii) increase of $3.6 million in personnel, insurance and other administrative expenses. Offsetting these increases was the $10.4 million litigation settlement charge that we incurred in fiscal 2004 and subsequent recovery of $0.6 million recognized in fiscal 2005.

Interest expense increased as a result of the $175.0 Million Notes issuance in June 2004.

Seasonality of Operations

Given the seasonal nature of the tax preparation business, we have historically generated and expect to continue to generate substantially all our revenues during the tax season period from January 1 through April 30 of each year. In fiscal 2006, we earned 93% of our revenues during this period. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.

Separation from Cendant and Related Party Transactions

Upon completion of the Company’s IPO, we entered into a transitional agreement with Cendant to provide for an orderly transition to being an independent company and to govern the continuing arrangements between us and Cendant. We also entered into a sublease agreement for our corporate headquarters in Parsippany, New Jersey, which expired in September 2005, and a sublease assignment and assumption agreement for our technology facility in Sarasota, Florida. We paid rent directly to the landlord of the Sarasota facility as a sublessee under Cendant’s lease, which expired in May 2006. Our rent and related costs under these agreements was $1.1 million, $1.9 million and $1.5 million in fiscals 2006, 2005 and 2004, respectively.

In May 2005, we entered into a new lease with an unaffiliated lessor for office space located in Parsippany and in September 2005, we relocated our corporate headquarters to this office space. The lease expires in October 2012. Annual base rental expense is $1.2 million through the term of the lease.

In November 2005, we entered into a new lease with an unaffiliated lessor for office space located in Sarasota. We relocated our current technology facility to this office space in June 2006. The lease expires in May 2014. Annual base rental expense is $0.7 million through the term of the lease.

Under the transitional agreement, Cendant provided us with various services, including services relating to facilities, human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, tax support, public and regulatory affairs, information technology services, revenue audit services, telecommunications services, call support services and event marketing services. The transitional agreement also contains provisions relating to indemnification, tax sharing and tax indemnification, access to information and non-solicitation of employees.

Excluding rent and related costs disclosed above, we incurred an aggregate of $1.4 million and $0.9 million of expenses related to such transitional and other related agreements with Cendant in fiscals 2006 and 2005, respectively, which is included in cost of franchise operations and selling, general and administrative.

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

We have completed most transition arrangements with Cendant and are now operational on our own systems and infrastructure. Remaining transitional services from Cendant are as follows:

Telecommunications Services

Since our IPO, Cendant has provided us with telecommunications services, including our local and long distance rate per minute charges, through arrangements it has with third-party providers and will continue doing so under the transitional agreement as an unaffiliated entity until June 30, 2007. Both Cendant and us may terminate the provision of telecommunications services provided by Cendant, without penalty, upon 180 days written notice by the terminating party. We paid the third party providers directly for these services and our equipment use, and will continue to pay them in this manner under the transitional agreement. Our costs for telecommunications services, including the management fees, were $0.8 million in fiscal 2006, $0.4 million in fiscal 2005 and $0.5 million in fiscal 2004.

Call Support Services

Since our IPO, Cendant has provided us with customer service support through its Aberdeen, South Dakota call center and will continue to do so under the transitional agreement until December 31, 2006. We may terminate the provision of these services without penalty upon 60 days prior written notice to Cendant or immediately if Cendant does not meet the service level requirements as defined in the transitional agreement. Cendant may terminate providing these services to us, without penalty, after June 30, 2006 upon 120 days prior written notice to us. Prior to our IPO, Cendant allocated the costs for call support based on the number of calls serviced for us in the call center. Since our IPO, and under the transitional agreement, Cendant has allocated costs to us based on the number of minutes incurred for the calls serviced for us. Our costs for call support were $0.4 million in fiscal 2006, $0.2 million in fiscal 2005 and $0.1 million in fiscal 2004.

Event Marketing Services

Since our IPO, Cendant has provided us with event marketing services, such as arranging our annual franchisee conventions and other franchisee events, and will continue doing so under the transitional agreement through December 31, 2006. We may terminate the provision of these services at any time, subject to payment of any outstanding liabilities or cancellation fees charged to Cendant by third parties. Cendant may terminate providing these services at any time, without penalty. If terminated, we would only be required to pay Cendant for services performed through the date of termination. Our costs for these services were $0.1 million in each of fiscal 2006, 2005 and 2004.

Contractual Obligations

The following table presents future contractual obligations due by period:

	2007	2008-2009	2010-2011	2012 and Thereafter	Total
	(in thousands)
Long-term debt obligations(1)	$—	$—	$50,000	$—	$50,000
Operating lease commitments	8,741	10,727	5,010	4,212	28,690
Purchase obligations(2)	1,553	146	—	—	1,699

Total	$10,294	$10,873	$55,010	$4,212	$80,389

(1)	Borrowings outstanding under the $250 Million Credit Facility as of June 30, 2006 were $102.0 million.
(2)	In connection with marketing arrangements.

Liquidity and Capital Resources

Historical Sources and Uses of Cash from Operations

Background

Prior to our IPO in June 2004, funds that we generated from our operations were regularly transferred to Cendant. In addition, Cendant funded expenses on our behalf. Since our IPO, we maintain our cash and cash equivalents, fund our operations and enter into investing and financing activities independently. With respect to financing activities, Cendant historically received the benefit of our operating cash flow and funded our operations following the end of the tax season. Consequently, prior to our IPO, our financing activities consisted solely of the settlement of intercompany transactions with Cendant.

Seasonality of Cash Flows

The tax preparation business is highly seasonal, and we generate substantially all of our revenues during the tax season, which is the period from January 1 through April 30. As a result, we generate most of our operating funds during the tax season. Certain of our expenses are also highly seasonal in nature, including our marketing and advertising expenses as well as the costs to operate our company-owned offices, both of which increase shortly before and continue through the tax season. During the period from May 1 through December 31, we require funds to cover our operating expenses as well as to reinvest in our business for future growth. We expect to fund our operations through our operating cash flow and through our credit facility, as required.

Repayment of Long-Term Debt and the Establishment of a $250 Million Credit Facility

On June 27, 2005, we repaid in full the $175 Million Notes. To repay the $175 Million Notes, we used cash provided by operations of $76.0 million and borrowed $99.0 million under our $100.0 million five-year revolving credit facility (the “$100 Million Credit Facility”) that was established in June 2004. We incurred a non-cash charge of $2.7 million related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes and termination of our $100 Million Credit Facility noted below.

On June 29, 2005, we established a $250.0 million five-year unsecured credit facility (the “$250 Million Credit Facility”) that made many of the covenants less restrictive than the covenants in our prior debt agreements and reduced the cost of debt. We repaid in full $99.0 million that was outstanding under our $100 Million Credit Facility with proceeds from our $250 Million Credit Facility and then terminated the $100 Million Credit Facility. Borrowings under the $250 Million Credit Facility are to be used to finance working capital needs, potential acquisitions and other general corporate purposes including repurchases of our common stock. The $250 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Eurodollar borrowings bear interest at the LIBOR, as defined in the $250 Million Credit Facility, plus a credit spread as defined, ranging from 0.85% to 1.05% per annum. Base Rate borrowings, as defined in the $250 Million Credit Facility, bear interest primarily at the Prime Rate, as defined in the agreement. The $250 Million Credit Facility carries an annual fee ranging from 0.15% to 0.20% of the unused portion of the $250 Million Credit Facility, which is payable quarterly. We may also use the $250 Million Credit Facility to issue letters of credit for general corporate purposes. There was a $1.0 million letter of credit outstanding under the $250 Million Credit Facility as of April 30, 2006 as required under a lease agreement for our corporate headquarters in New Jersey which will be reduced to $0.8 million in fiscal 2007, $0.5 million in fiscal 2008 and terminates thereafter.

To the extent we complete any acquisitions, or as we continue to grow, we may require additional debt or equity financing to meet our capital needs. Our liquidity position may be negatively affected by unfavorable conditions in the market in which we operate. In addition, our inability to generate sufficient profits during tax season may unfavorably impact our funding requirements.

For a more detailed discussion of our $250 Million Credit Facility, including a description of financial covenants which we are required to meet, please refer to Item 8—Note 12, “Long-Term Debt and Credit Facilities” to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Sources and Uses of Cash

Operating activities

The increase in revenues in each of the past three fiscal years and the scalability of the franchise model contributed to continued increases in net income and net cash provided by operating activities. Net cash provided by operating activities has exceeded net income in each of the past three fiscal years.

In fiscal 2006, net cash provided by operating activities was $115.3 million. Described below are some of the more significant items that contributed to, or partially offset, our net cash provided by operating activities in excess of net income in fiscal 2006:

•	Increase in accounts receivable decreased net cash provided by operating activities—Included in the April 30, 2006 accounts receivable are royalty and marketing and advertising revenues earned by us and due from our franchisees and incremental financial product fees earned by us and due from one of the providers of our financial products. The increase was primarily due to the increase in total revenues of 18% and timing of payments received from franchisees and the providers of our financial products.

•	Increase in income taxes payable increased net cash provided by operating activities—We made income tax payments of $13.5 million in fiscal 2006 as compared to $3.7 million in fiscal 2005. Income taxes payable increased given the increase in taxable income with related tax payments being made after fiscal year-end.

•	Increase in accounts payable and accrued liabilities increased net cash provided by operating activities—The increase was primarily due to the timing of payments associated with increased accrued payroll costs, the litigation related accrual of $3.8 million and increases in other accrued liabilities, including payments to franchisees.

•	Increase in deferred revenues increased net cash provided by operating activities—The increase was primarily due to the cumulative three year growth in the Gold Guarantee program as the cash is received upfront and the revenues are recognized over 36 months.

In fiscal 2005, net cash provided by operating activities was $115.0 million. Described below are some of the more significant items that contributed to, or partially offset, our net cash provided by operating activities in fiscal 2005:

•	Decrease in accounts receivable increased net cash provided by operating activities—The agreement with SBB&T in place for the 2005 tax season resulted in the collection of cash in fiscal 2005 for financial products facilitated in fiscal 2005 and fiscal 2004.

•	Increase in income taxes payable increased net cash provided by operating activities—We utilized a federal net operating loss generated subsequent to our IPO, which resulted in an income tax payment of just $3.6 million. Income taxes payable increased given that tax payments were due after fiscal year-end whereas tax payments in the prior year were paid as part of the Special Dividend to Cendant.

In fiscal 2004, net cash provided by operating activities was $63.6 million. Described below are some of the more significant items that contributed to, or partially offset, our net cash provided by operating activities in fiscal 2004:

•	Increase in accounts receivable decreased net cash provided by operating activities—The increase in the balance was primarily related to higher revenues earned from RALs facilitated in the 2004 tax season which was subsequently collected in fiscal 2005.

•	Litigation settlement charge increased net cash provided by operating activities—Most of the litigation settlement charge of $10.4 million incurred in fiscal 2004 resulted in an increase in net cash provided by operating activities as only $2.0 million in payments were made in fiscal 2004.

Investing activities

In fiscal 2006, net cash used in investing activities was $16.4 million. Capital expenditures included the build-out costs associated with our new corporate headquarters and new locations in company-owned operations and technology upgrades. Our investing activities included the funding of development advances by which we provide funds to independent tax practices for the conversion of such operations to the Jackson Hewitt brand as franchisees and/or to provide funds to existing franchisees to assist in their business expansion through the acquisition of independent tax practices. We expect to continue to make such funding in the future. Cash paid for acquisitions represented payments related to the acquisition of tax return preparation businesses. We provided financing to franchisees for 108 storefront locations in loan amounts of up to $25,000, which are typically due over a period of less than 30 months.

In fiscal 2005, net cash used in investing activities was $9.4 million. Our investing activities included capital expenditures primarily related to upgrades on our information technology systems, funding of development advances and the acquisitions of tax return preparation businesses and settlement of accrued purchase price obligations.

In fiscal 2004, net cash used in investing activities was $9.5 million. Our investing activities included capital expenditures, funding of development advances and the acquisitions of tax return preparation businesses.

Financing activities

In fiscal 2006, net cash used in financing activities was $197.1 million. We repaid the entire $175 Million Notes that were outstanding as of April 30, 2005 with cash provided by operations from the prior tax season of $76.0 million and borrowings of $99.0 million under our $100 Million Credit Facility. We then repaid in full the $99.0 million that was outstanding under the $100 Million Credit Facility with borrowings under the newly established $250 Million Credit Facility. In addition to these $99.0 million in borrowings under the $250 Million Credit Facility, we borrowed an additional $111.0 million during the fiscal year (and repaid a total of $160.0 million). We paid $61.3 million, including commissions, to repurchase 2,538,197 shares of our common stock. We paid fees to establish the $250 Million Credit Facility. We made dividend payments to stockholders of $11.5 million. Partially offsetting the above were the proceeds we received upon the exercise of stock options by employees.

In fiscal 2005, net cash provided by financing activities was $2.4 million, which included the cash settlement of our remaining intercompany balance with Cendant, including our federal and state income tax obligations as we were included in the consolidated income tax returns of Cendant up until our IPO date. In connection with our IPO, we issued $175.0 Million Notes and used the entire proceeds to fund the cash portion of the Special Dividend to Cendant. We borrowed and repaid $20.0 million under our $100 Million Credit Facility. We paid fees to issue the $175 Million Notes and to establish the $100 Million Credit Facility. We made dividend payments to stockholders of $7.9 million.

In addition to the cash portion of the Special Dividend paid to Cendant in fiscal 2005, we settled our remaining intercompany balance with Cendant, including our federal and state income tax obligations, through a non-cash distribution of amounts due from Cendant on the date of disposition of $131.9 million.

In fiscal 2004, net cash used in financing activities was $50.3 million which represents the cash settlement of intercompany transactions with Cendant.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

We are committed to appropriately managing the capital generated by operations. We manage the capital structure for reinvestment to continue to grow the business while maintaining a flexible capital structure, and then to return excess capital to stockholders in the form of dividends and share repurchases.

Our primary future cash requirements will be to fund operating activities, repurchase shares of our common stock, repay outstanding borrowings under the $250 Million Credit Facility, make periodic interest payments on our debt outstanding, fund capital expenditures, pay quarterly dividends, fund development advances and fund acquisitions. For fiscal 2007, our primary cash requirements are as follows:

•	Marketing and advertising—Cash outlays for marketing and advertising expenses are seasonal in nature and typically increase in our third and fourth fiscal quarters consistent with the tax season. Marketing and advertising expenses include national, regional and local campaigns designed to increase brand awareness and attract both early-season and late-season tax filers. Cash collections from marketing and advertising royalties from our franchise operations segment largely fund our budget for these types of expenses. We intend to increase spending in fiscal 2007 as we continue to increase awareness of our brand to drive customer growth.

•	Costs to operate company-owned offices—Our company-owned offices complement our franchise system and are focused primarily on organic growth through the opening of new company-owned offices within existing territories as well as increasing office productivity. Costs to operate our company-owned offices begin to increase during the third fiscal quarter and peak during the fourth fiscal quarter primarily due to the labor costs related to the seasonal employees who provide tax preparation services to our customers.

•	Repurchase of shares of our common stock—On May 31, 2006, our Board of Directors authorized a $75 million share repurchase program which as of June 30, 2006 we had repurchased 852,500 shares of our common stock totaling $26.6 million, including commissions, under this program. Such repurchases to date have been made in open market purchases. In the future, such repurchases may be made through open market purchases or privately negotiated transactions. Such repurchases depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

•	Repayment of outstanding borrowings under the $250 Million Credit Facility—As of June 30, 2006, we had $102.0 million outstanding under our $250 Million Credit Facility. We anticipate generating operating cash flow next tax season to partially repay outstanding borrowings under the $250 Million Credit Facility.

•	Capital expenditures—We anticipate spending $8.0 to 10.0 million in fiscal 2007, which will include: (i) leasehold improvements associated with new locations and replacement of legacy equipment in Company-Owned Operations, (ii) investment in information technology upgrades to support our growth and (iii) build out costs and new equipment purchases associated with the relocation of our technology headquarters to a new building in Sarasota, Florida.

•	Quarterly dividends—We intend to make quarterly cash dividend payments of $0.12 per common share over the remainder of fiscal 2007.

Future Sources of Cash

We expect our primary sources of cash to be cash provided by operating activities beginning in January and from borrowings under our $250 Million Credit Facility, which will both be used to fund future cash requirements in fiscal 2007.

Interest Rate Swap Agreements

In August 2005, we entered into interest rate swap agreements with financial institutions to convert a notional amount of $50.0 million of floating-rate borrowings under the $250 Million Credit Facility into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. Under these interest rate swap agreements, which became effective in October 2005, we receive a floating interest rate based on the three-month LIBOR (in arrears) and pay a fixed interest rate averaging 4.4%. These agreements mature in June 2010 and were designed as cash flow hedges in accordance with Statement of Financial Accounting Standards

(“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 149 (“SFAS No. 133”). At April 30, 2006, the fair value of the interest rate swap agreements was an asset of $1.6 million which is recorded in other non-current assets on the Consolidated Balance Sheet. The hedges have remained highly effective since inception and the change in fair value (i.e., gains resulting from these hedges) in fiscal 2006 was $0.9 million, net of tax, and was recorded in stockholder’s equity as accumulated other comprehensive income.

Critical Accounting Policies

In presenting our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. Events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our consolidated financial statements were the most appropriate at that time. The following critical accounting policies may affect reported results resulting in variations in our financial results both on an interim and fiscal year basis.

Goodwill

We have reviewed the carrying value of our goodwill by comparing the carrying value of our reporting units to their fair value and determined that the carrying amounts of our reporting units did not exceed their respective fair values in fiscal 2006. When determining fair value, we utilized various assumptions, including projections of future cash flows. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact results. We will continue to review the carrying value of goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. An adverse change to our business will impact our consolidated results and may result in an impairment of our goodwill. The aggregate carrying value of our goodwill was $392.7 million as of April 30, 2006. See Item 8—“Note 5—Goodwill and Other Intangible Assets, Net” to our Consolidated Financial Statements for more information on goodwill.

Other Intangible Assets

Indefinite-lived intangible assets are carried at the lower of cost or fair value. If the fair value of the indefinite-lived intangible asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference. We will continue to review the carrying value of indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. An adverse change to our business will impact our consolidated results and may result in an impairment of our indefinite-lived intangible assets. The aggregate carrying value of our indefinite-lived intangible assets was $86.1 million as of April 30, 2006. See Item 8—“Note 5—Goodwill and Other Intangible Assets, Net” to our Consolidated Financial Statements for more information on indefinite-lived intangible assets.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). We adopted the provisions of SFAS No. 123R on May 1, 2006. On January 1, 2003, we had adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” As a result, we have been recording stock-based compensation expense since January 1, 2003 for employee stock awards that were granted or modified subsequent to December 31, 2002. Prior to our adoption of SFAS No. 123R, our practice with respect to forfeitures was to recognize the related benefit upon forfeiture of the award. Beginning in the first quarter of fiscal 2007, we are required to recognize compensation expense net of estimated forfeitures upon the issuance of the award. The adoption of SFAS No. 123R is not expected to have a material effect on our results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

All of our long-term debt of $50.0 million as of April 30, 2006 consists of hedged borrowings whereby we fixed the interest rate. As such, we do not have any floating-rate borrowings as of April 30, 2006 and therefore a 1% change in interest rates would have no financial impact to us. Borrowings outstanding under the $250 Million Credit Facility as of June 30, 2006 were $102.0 million. A 1% change in the interest rate on our floating-rate borrowings outstanding as of June 30, 2006 would result in an increase or decrease in interest expense of $0.5 million annually.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2006 based on the criteria in Internal Control—Integrated Framework issued by COSO. Management’s assessment of the effectiveness of internal control over financial reporting as of April 30, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and Deloitte & Touche LLP has issued an attestation report on such assessment, which is included herein.

/s/ MICHAEL D. LISTER	/s/ MARK L. HEIMBOUCH
Michael D. Lister Chairman, President and Chief Executive Officer	Mark L. Heimbouch Executive Vice President and Chief Financial Officer

July 14, 2006	July 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jackson Hewitt Tax Service Inc.:

We have audited the accompanying consolidated balance sheets of Jackson Hewitt Tax Service Inc. and subsidiaries (the “Company”) as of April 30, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended April 30, 2006. Our audits also included the financial statement schedule listed in Item 15a. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Parsippany, New Jersey

July 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jackson Hewitt Tax Service Inc.:

We have audited management’s assessment that Jackson Hewitt Tax Service Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2006 of the Company and our report dated July 14, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Parsippany, New Jersey

July 14, 2006

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amount)

	As of April 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$15,150	$113,264
Accounts receivable (net of allowance for doubtful accounts of $1,168 and $1,840, respectively)	20,184	15,187
Notes receivable, net	4,830	3,156
Prepaid expenses and other	8,755	7,542
Deferred income taxes	4,583	3,446

Total current assets	53,502	142,595

Property and equipment, net	35,808	33,942
Goodwill	392,700	392,691
Other intangible assets, net	86,085	87,634
Notes receivable, net	3,453	2,765
Other non-current assets, net	16,534	15,462

Total assets	$588,082	$675,089

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$44,001	$27,581
Income taxes payable	47,974	21,339
Deferred revenues	9,304	7,834

Total current liabilities	101,279	56,754

Long-term debt	50,000	175,000
Deferred income taxes	36,526	36,005
Other non-current liabilities	12,354	11,093

Total liabilities	200,159	278,852

Commitments and Contingencies (Note 19)

Stockholders’ equity:
Common stock, par value $0.01; Authorized 200,000,000 shares;
Issued: 37,843,898 and 37,634,327 shares, respectively	378	376
Additional paid-in capital	350,526	344,908
Retained earnings	97,413	50,953
Accumulated other comprehensive income	933	—
Less: Treasury stock, at cost: 2,538,197 and zero shares, respectively	(61,327)	—

Total stockholders’ equity	387,923	396,237

Total liabilities and stockholders’ equity	$588,082	$675,089

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2006	2005	2004
Revenues
Franchise operations revenues:
Royalty	$76,234	$59,360	$51,646
Marketing and advertising	34,685	27,416	24,213
Financial product fees	74,458	35,990	30,384
Other financial product revenues	5,518	33,934	30,255
Other	12,986	12,766	12,527
Service revenues from company-owned office operations	71,529	63,021	56,590

Total revenues	275,410	232,487	205,615

Expenses
Cost of franchise operations	31,179	27,426	21,921
Marketing and advertising	40,977	32,966	29,464
Cost of company-owned office operations	47,084	42,928	41,639
Selling, general and administrative	39,723	30,397	30,500
Depreciation and amortization	11,428	11,398	11,911

Total expenses	170,391	145,115	135,435

Income from operations	105,019	87,372	70,180
Other income/(expense):
Interest income	1,924	1,484	657
Interest expense	(8,301)	(6,700)	(373)
Write-off of deferred financing costs	(2,677)	—	—
Gain on sale of assets, net	520	—	—

Income before income taxes	96,485	82,156	70,464
Provision for income taxes	38,524	32,205	27,504

Net income	$57,961	$49,951	$42,960

Earnings per share:
Basic	$1.61	$1.33	$1.15

Diluted	$1.59	$1.32	$1.15

Dividends declared per share:
Basic	$0.32	$0.21	—

Diluted	$0.32	$0.21	—

Weighted average shares outstanding:
Basic	36,061	37,615	37,500

Diluted	36,445	37,752	37,500

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, May 1, 2003	37,500	$375	$475,844	$135,917	$—	$—	$612,136
Net income	—	—	—	42,960	—	—	42,960

Balance, April 30, 2004	37,500	375	475,844	178,877	—	—	655,096

Issuance of shares of common stock to employees upon exercise of stock options	33	—	419	—	—	—	419
Issuance of vested stock options to employees in exchange for their Cendant stock options	—	—	1,865	—	—	—	1,865
Issuance of shares of common stock to employees in exchange for their Cendant restricted stock units (“RSUs”)	101	1	1,743	—	—	—	1,744
Issuance of stock options to employees	—	—	1,389	—	—	—	1,389
Issuance of JHTS RSUs	—	—	455	—	—	—	455
Tax benefit from exercise of stock options	—	—	70	—	—	—	70
Special Dividend paid to Cendant (Note 10)	—	—	(131,613)	(175,239)	—	—	(306,852)
Dividends paid to stockholders	—	—	(5,266)	(2,634)	—	—	(7,900)
Dividends on RSUs	—	—	2	(2)	—	—	—
Net income	—	—	—	49,951	—	—	49,951

Balance, April 30, 2005	37,634	376	344,908	50,953	—	—	396,237

Issuance of shares of common stock to employees	210	2	3,187	—	—	—	3,189
Common stock repurchases	(2,538)	—	—	—	—	(61,327)	(61,327)
Issuance of stock options to employees	—	—	2,532	—	—	—	2,532
Issuance of JHTS RSUs	—	—	276	—	—	—	276
Tax benefit from exercise of stock options	—	—	2,305	—	—	—	2,305
Dividends paid to stockholders	—	—	—	(11,492)	—	—	(11,492)
Dividends on RSUs	—	—	9	(9)	—	—	—
Change in fair value of derivatives, net of tax of $622	—	—	—	—	933	—	933
Adjustment to Special Dividend—completion of final tax return (Note 16)	—	—	(2,691)	—	—	—	(2,691)
Net income	—	—	—	57,961	—	—	57,961

Balance, April 30, 2006	35,306	$378	$350,526	$97,413	$933	$(61,327)	$387,923

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended April 30,
	2006	2005	2004
Operating Activities:
Net income	$57,961	$49,951	$42,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,428	11,398	11,911
Gain on sale of assets, net	(520)	—	—
Amortization of Gold Guarantee® product	(2,296)	(1,576)	(844)
Amortization of development advances	1,190	1,190	840
Amortization of deferred financing costs	225	553	—
Write-off of deferred financing costs	2,677	—	—
Provision for uncollectible receivables	2,840	3,081	2,802
Stock-based compensation	2,808	6,352	—
Decrease of bad debt reserve	(370)	—	(2,001)
Litigation related costs	3,800	—	10,410
Deferred income taxes	(3,306)	11,298	4,964
Other	10	5	2
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(7,453)	12,371	(12,849)
Notes receivable	137	(90)	548
Prepaid expenses and other	1,044	(3,032)	(2,466)
Other non-current assets	(7,550)	(4,847)	(3,141)
Accounts payable and accrued liabilities	13,192	3,065	2,101
Income taxes payable	28,273	19,866	1,473
Deferred revenues	10,709	9,206	7,832
Other non-current liabilities	549	(3,824)	(992)

Net cash provided by operating activities	115,348	114,967	63,550

Investing Activities:
Capital expenditures	(10,714)	(4,919)	(3,965)
Funding provided to franchisees	(4,105)	(2,317)	(1,636)
Cash paid for acquisitions	(1,929)	(2,548)	(3,905)
Other	336	381	—

Net cash used in investing activities	(16,412)	(9,403)	(9,506)

Financing Activities:
Common stock repurchases	(61,327)	—	—
Proceeds from issuance of $175 Million Notes	—	175,000	—
Cash portion of Special Dividend to Cendant	—	(175,000)	—
Repayment of $175 Million Notes	(175,000)	—	—
Borrowings under revolving credit facilities	210,000	20,000	—
Repayment of borrowings under revolving credit facilities	(160,000)	(20,000)	—
Proceeds from issuance of common stock	2,873	419	—
Dividends paid to stockholders	(11,492)	(7,900)	—
Debt issuance costs	(681)	(3,342)	—
Payments on capitalized lease obligation	(119)	(180)	—
Outstanding checks in excess of funds on deposit	(1,304)	1,304	—
Decrease/(increase) in Due from Cendant	—	12,133	(50,321)

Net cash (used in) provided by financing activities	(197,050)	2,434	(50,321)

Net (decrease) increase in cash and cash equivalents	(98,114)	107,998	3,723
Cash and cash equivalents, beginning of fiscal year	113,264	5,266	1,543

Cash and cash equivalents, end of fiscal year	$15,150	$113,264	$5,266

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$8,532	$4,972	$1

Income taxes	$13,509	$3,663	$—

Supplemental disclosure for non-cash investing and financing transactions:
Special Dividend—Distribution of Due from Cendant	$—	$131,852	$—

Adjustment to Special Dividend—completion of final tax return	$2,691	$—	$—

Tax benefit from exercise of stock options	$2,305	$70	$—

Common stock grant	$316	$—	$—

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Jackson Hewitt Tax Service Inc. provides computerized preparation of federal, state and local individual income tax returns in the United States through a nationwide network of franchised and company-owned tax offices operating under the brand name Jackson Hewitt Tax Service®. The Company provides its customers with convenient, fast and accurate tax return preparation services and electronic filing. In connection with their tax preparation experience, the Company’s customers may select various financial products to suit their needs, including refund anticipation loans (“RALs”). “Jackson Hewitt,” “JHTS” and the “Company” are used interchangeably in these notes to the consolidated financial statements to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

Jackson Hewitt Inc. (“JHI”) is a 100% owned subsidiary of JHTS. Company-owned office operations are conducted by Tax Services of America, Inc. (“TSA”), which is a wholly-owned subsidiary of JHI. The Consolidated Financial Statements include the accounts and transactions of JHTS and its subsidiaries.

Initial Public Offering

On June 25, 2004, Cendant Corporation (“Cendant”) divested 100% of its ownership interest in JHTS through an initial public offering (“IPO”). JHTS did not receive any proceeds from the sale of the Company’s common stock by Cendant. In contemplation of the Company’s IPO, JHTS declared a stock dividend, which increased the number of common shares outstanding from 100 to 37,500,000. Stockholder’s equity has been adjusted retroactively for the effect of the stock dividend for all periods presented prior to the Company’s separation from Cendant.

JHTS was incorporated in Delaware in February 2004. Simultaneous with the incorporation, Cendant contributed all outstanding shares of JHI, a Virginia corporation, to JHTS. JHTS accounted for the contribution of outstanding shares as a change in reporting entities under common control and recognized the outstanding shares at their carrying amounts at the date of transfer. Accordingly, the accompanying Consolidated Financial Statements have been prepared as though JHTS existed throughout the periods presented.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

The Company’s results of operations and cash flows for the period from May 1, 2004 through the Company’s IPO date, which are included in fiscal 2005, and the Company’s results of operations and cash flows for the fiscal year ended April 30, 2004 reflect the historical results of operations and cash flows of the business divested by Cendant in the Company’s IPO. As a result, the accompanying Consolidated Financial Statements may not necessarily reflect the Company’s results of operations and cash flows in the future or what the Company’s results of operations and cash flows would have been had JHTS been a stand-alone public company during these periods. See “Note 10—Related Party Transactions,” for a more detailed description of the Company’s transactions with Cendant.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

The Company’s comprehensive income is comprised of net income from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive income, net of tax, are as follows:

	Fiscal Year Ended April 30,
	2006	2005	2004
	(In thousands)
Net income	$57,961	$49,951	$42,960
Changes in fair value of derivatives	933	—	—

Total comprehensive income	$58,894	$49,951	$42,960

Reclassifications

Certain amounts presented in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENT AND SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company adopted the provisions of SFAS No. 123R on May 1, 2006. On January 1, 2003, the Company had adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” As a result, the Company has been recording stock-based compensation expense since January 1, 2003 for employee stock awards that were granted or modified subsequent to December 31, 2002. Prior to the Company’s adoption of SFAS No. 123R, the Company’s practice with respect to forfeitures was to recognize the related benefit upon forfeiture of the award. Beginning in the first quarter of fiscal 2007, the Company is required to recognize compensation expense net of estimated forfeitures upon the issuance of the award. The adoption of SFAS No. 123R is not expected to have a material effect on the Company’s results of operations, financial position or cash flows.

Stock-Based Compensation

Effective with the Company’s IPO, the Company adopted the 2004 Equity and Incentive Plan under which the Company’s employees and selected others may be granted certain equity-based awards. As discussed more fully below, for all periods presented, the Company accounted for such stock-based compensation in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148.

Prior to the Company’s IPO, Cendant common stock awards were granted to the Company’s employees under Cendant’s stock plans. Prior to January 1, 2003, the Company measured stock-based compensation using the intrinsic value approach under APB No. 25, as permitted by SFAS No. 123. Accordingly, the Company did not recognize stock-based compensation expense upon the issuance of stock options to the Company’s employees because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the date of grant. Therefore, the Company was not allocated compensation expense upon Cendant’s issuance of stock options to the Company’s employees.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2003, the Company (in conjunction with Cendant’s adoption) adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123. The Company also adopted SFAS No. 148 in its entirety on January 1, 2003, which amended SFAS No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting. Subsequent to the adoption of SFAS No. 123, the Company expensed all employee stock awards over their vesting period, which is typically four years, based upon the fair value of the award on the date of grant. The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model. As the Company elected to use the prospective transition method, Cendant allocated expense to the Company only for employee stock awards that were granted or modified subsequent to December 31, 2002.

The following table illustrates the effect on net income and earnings per share in fiscal 2004 as if the fair value based method had been applied to all employee stock awards granted by Cendant to the Company’s employees.

(In thousands, except per share amounts)	Fiscal Year Ended April 30, 2004
Net income, as reported	$42,960
Add back: stock-based employee compensation expense allocated from Cendant and included in reported net income, net of related tax effects	301
Less: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(702)

Net income, pro forma	$42,559

Earnings per share, as reported:
Basic and diluted	$1.15

Earnings per share, pro forma:
Basic and diluted	$1.13

There was no pro forma effect on net income and earnings per share in fiscals 2005 and 2006 as the Company applied the fair value based method of accounting to calculate stock-based compensation relating to all employee stock awards granted in those years, which included stock-based compensation of $1.9 million relating to the issuance to employees of vested JHTS stock options in exchange for their Cendant stock options in the first quarter of fiscal 2005. See “Note 14—Stock-Based Compensation and Retirement Benefits,” for a more detailed description of the awards granted under the Company’s 2004 Equity and Incentive Plan.

Derivatives and Hedging Activities

The Company has entered into interest rate swap agreements. These agreements are designated as cash flow hedges for the purpose of mitigating the Company’s exposure to floating interest rates on certain portions of the Company’s debt. The use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for trading purposes is strictly prohibited.

The Company’s agreements have been recorded on the Consolidated Balance Sheet at their fair values. Changes in the fair values of the interest rate swap agreements (i.e., gains and losses resulting from these hedges), to the extent that they remain highly effective, are recorded in stockholder’s equity as accumulated other comprehensive income (loss). The Company formally assesses (both at inception of the hedge and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Any hedge ineffectiveness is reclassified from equity to earnings when impacted. See “Note 13—Interest Rate Swap Agreements” for a more detailed discussion of the Company’s derivative transactions.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidation Policy

The Consolidated Financial Statements include the accounts and transactions of JHTS and its subsidiaries. All intercompany transactions and balances have been eliminated.

In connection with its franchise agreements, the Company has provided some level of financial support to certain of its franchisees in the form of loans and/or development advances. Based on its analyses, the Company has concluded that it is not the primary beneficiary under these franchise agreements and therefore does not consolidate the operations of such franchisees under the provisions of FASB Interpretation (“FIN”) No. 46R, a complete replacement of FIN No. 46, “Consolidation of Variable Interest Entities,” which the Company adopted as of December 31, 2003.

However, with respect to the franchisees for which financial support has been provided, the Company has determined that it has a significant variable interest. As of April 30, 2006, the amount outstanding related to financial support that the Company had provided to 416 franchisees in the form of loans and development advances was $18.0 million. As of April 30, 2006, the Company’s maximum exposure to losses associated with such loans and advances was $15.1 million, which represents the sum of the Company’s notes receivable, net and development advances, net included on the Consolidated Balance Sheet.

Goodwill, Other Intangible and Long-Lived Assets

Goodwill is the excess of the purchase price over the fair values assigned to the net assets acquired in business combinations. Goodwill is not amortized, but instead is subject to periodic testing for impairment. The Company assesses goodwill for impairment by comparing the carrying values of its reporting units, which are the same as its reportable segments, to their estimated fair values. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if events occur or circumstances change indicating that the fair value of a reporting unit may be below its carrying amount. Goodwill impairment is determined using a two-step approach in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” using a discounted cash flow approach based on forecasted results for each reporting unit as well as an appropriate discount rate.

The Company determined that its trademark is an indefinite-lived intangible asset, which is similarly tested for impairment and, if impaired, written down to fair value.

Other intangible and long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The Company tests for impairment based on a comparison of the asset’s undiscounted cash flows to its carrying value and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

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

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheet and any gain or loss is reflected in the Consolidated Statement of Operations.

Certain costs of software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three to ten years. These costs include payments made to third parties and the salaries of employees working on such software development. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing software, are expensed as incurred. Unamortized costs were $27.9 million and $29.1 million as of April 30, 2006 and 2005, respectively.

Revenue Recognition

Revenues that the Company earns are comprised of the following components:

Royalty Revenues: The Company earns royalty revenues from its franchisees. The Company’s franchise agreements require franchisees to pay the Company royalty fees based on their revenues. Royalty revenues are recognized upon the completion of tax returns by the Company’s franchisees.

Marketing and Advertising Revenues: The Company earns marketing and advertising revenues from its franchisees. The Company’s franchisee agreement requires franchisees to pay marketing and advertising fees generally based on 6% of their revenues. Marketing and advertising revenues are recognized upon the completion of tax returns by the Company’s franchisees.

Financial Product Fees: On February 24, 2006, the Company entered into program agreements with HSBC Taxpayer Financial Services Inc. (“HSBC”) and Santa Barbara Bank & Trust (“SBB&T”) a division of Pacific Capital Bank, N.A. Under the agreements, each financial institution has the right to offer, process and administer RALs, accelerated check requests (“ACRs”) and assisted direct deposits (“ADDs”) to customers of certain of the Company’s franchised and company-owned offices. Additionally, the Company agreed to provide certain technology-related services to the financial institutions in support of the financial institutions’ offering and administration of financial products. Each financial institution pays the Company a fixed annual fee as compensation for being granted access to the Company’s customers and for receiving technology services, and the Company’s provision of other related services, as well as a variable payment tied to growth in the programs. The Company recognizes the fixed component over the course of the tax season as financial products are provided and the variable component upon the attainment of certain contractual growth thresholds.

The agreements with the financial institutions were deemed effective for the entire tax season beginning on January 2, 2006. The agreements with HSBC will expire on October 31, 2007. The agreements with SBB&T will expire on October 31, 2008.

Prior to January 2006, the Company earned fixed fees from the financial institutions that provided the Company’s financial products for the facilitation of the sale of RALs, ACRs and ADDs to customers throughout the Company’s network. The fixed fees that we earned from the financial institutions originated from a fee (typically $25.00) paid by the customer to the financial institution upon approval and funding of the respective financial products. The Company earned a portion of this fee depending upon the financial product facilitated, with the fees that the Company earned varying in amounts up to $14.55 per financial product. These financial products were offered pursuant to the Company’s contractual arrangements with financial institutions. The Company recognized revenues for the fixed fees received at the time the financial products were approved by the financial institution.

Additional financial products offered by the Company include the debit card and Gold Guarantee products. Revenues from the Gold Guarantee product are earned ratably over the product’s 36-month life.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Financial Product Revenues: Beginning in January 2006, the Company no longer earns other financial product revenues related to providing RALs to our customers.

SBB&T in 2005: The agreement with SBB&T in place for the 2005 tax season resulted in the following revenues: (i) a fee of $19.00 for each RAL facilitated by the Company’s network; (ii) a portion of RALs collected in 2005 tax season that were originated prior to January 2005; and (iii) a variable fee equal to 50% of the amount by which the net finance fees received by SBB&T exceeded uncollected loans by a threshold amount of at least 1.0% of the aggregate principal amount of RALs made by SBB&T to the Company’s customers whereby such revenues were earned by the Company in the first eight months of fiscal 2006.

Additionally, through December 2004, the Company earned revenues with respect to RALs facilitated by SBB&T in prior years.

SBB&T in 2004 and HSBC in 2005 and 2004: Other financial product revenues represented revenues the Company earned equal to a portion (ranging from 59% to 100%) of the difference between net finance fees paid by customers to the financial institutions and loan amounts that the financial institutions are unable to collect. These revenues were in addition to the fixed fees recorded in financial product fees earned from the facilitation of RALs. The finance fee was calculated as a percentage of the total loan amount (subject to a minimum and maximum fee). The finance fees were maintained by the financial institutions as a reserve against uncollected loans. Other financial product revenues were recognized only to the extent that the reserves maintained by the lending financial institutions exceeded the uncollected loans made by these financial institutions at the end of each reporting period.

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

Service Revenues: Service revenues include only revenues earned at company-owned offices and primarily consist of fees that the Company earns directly from customers for the preparation of tax returns. Service revenues are recognized upon the completion of tax returns by the company-owned offices.

Advertising Expenses

Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within marketing and advertising expenses in the Company’s Consolidated Statement of Operations, were $36.1 million, $26.6 million and $24.0 million in fiscals 2006, 2005 and 2004, respectively. In addition, the Company has accrued $4.1 million and $4.4 million as of April 30, 2006 and April 30, 2005, respectively, related to its constructive obligation for marketing and advertising fees collected in excess of costs incurred.

Rent Expense

Total rent payments in an operating lease are recognized straight-line over the lease term, including any rent holiday period. Reimbursements for leasehold improvements are accounted for as a deferred rental liability and recognized as a reduction to rent expense over the term of the lease.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income available to the Company’s common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income available to the Company’s common stockholders by an adjusted weighted average number of common shares outstanding during the year assuming conversion of potentially dilutive securities arising from stock options outstanding.

The following table presents the computation of basic and diluted earnings per share:

	Fiscal Year Ended April 30,
	2006	2005	2004
Net income, basic and diluted (in thousands)	$57,961	$49,951	$42,960

Weighted average shares outstanding (in thousands):
Basic	36,061	37,615	37,500

Diluted	36,445	37,752	37,500

Earnings per share:
Basic	$1.61	$1.33	$1.15

Diluted	$1.59	$1.32	$1.15

Below is a reconciliation of dilutive weighted average shares outstanding (in thousands):

	Fiscal Year Ended April 30,
	2006	2005	2004
Weighted average shares outstanding—basic	36,061	37,615	37,500
Dilutive stock options	384	137	—

Weighted average shares outstanding—diluted	36,445	37,752	37,500

In fiscal 2005, 12,000 stock options were excluded from the diluted earnings per common share calculation because the respective exercise prices were greater than the average market value of the underlying stock.

4. PROPERTY AND EQUIPMENT, NET

	As of April 30,
	2006	2005
	(In thousands)
Computer software	$48,921	$44,926
Furniture, fixtures and equipment	14,148	12,343
Leasehold improvements	6,942	4,751
Software under development	605	220
Construction in progress	571	—

	71,187	62,240
Less accumulated depreciation and amortization	(35,379)	(28,298)

	$35,808	$33,942

The Company did not have any property and equipment under a capital lease as of April 30, 2006. Property and equipment, gross, under capital lease as of April 30, 2005 amounted to $0.3 million. Accumulated

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortization in connection with property and equipment under capital lease as of April 30, 2005 amounted to $35,000. Depreciation expense was $8.9 million, $8.7 million and $8.8 million in fiscals 2006, 2005 and 2004, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2004	$336,767	$55,601	$392,368
Additions	—	677	677
Purchase price adjustments	—	(354)	(354)

Balance as of April 30, 2005	336,767	55,924	392,691
Additions	—	1,933	1,933
Dispositions(a)	—	(1,924)	(1,924)

Balance as of April 30, 2006	$336,767	$55,933	$392,700

(a)	Associated with selected company-owned office operations in Texas and Massachusetts that were sold to existing franchisees.

Other intangible assets consist of:

	As of April 30, 2006			As of April 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(b)	$16,052	$(12,789)	$3,263	$16,052	$(11,184)	$4,868
Customer relationships(c)	7,535	(5,713)	1,822	7,143	(5,377)	1,766

Total amortizable other intangible assets	$23,587	$(18,502)	5,085	$23,195	$(16,561)	6,634

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000

Total other intangible assets, net			$86,085			$87,634

(b)	Amortized over a period of 10 years.
(c)	Amortized over a period of two to seven years.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2004	$87,473	$2,429	$89,902
Additions	—	479	479
Amortization	(1,605)	(1,142)	(2,747)

Balance as of April 30, 2005	85,868	1,766	87,634
Additions	—	1,048	1,048
Dispositions(a)	—	(62)	(62)
Amortization	(1,605)	(930)	(2,535)

Balance as of April 30, 2006	$84,263	$1,822	$86,085

Amortization expense relating to all intangible assets was as follows:

	Fiscal Year Ended April 30,
	2006	2005	2004
	(In thousands)
Franchise agreements	$1,605	$1,605	$1,579
Customer relationships	930	1,142	1,577

Total	$2,535	$2,747	$3,156

The Company generally uses the double-declining balance method for amortizing intangible assets-customer relationships. In fiscal 2006, many of the Company’s intangible assets-customer relationships entered the later years of their respective amortizable lives, which resulted in lower amortization.

Estimated amortization expense related to other intangible assets for each of the fiscal years ended April 30 is as follows:

Amount
(In thousands)
2007	$2,509
2008	1,522
2009	368
2010	263
2011	186
2012 and thereafter	237

Total	$5,085

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. FRANCHISE AND COMPANY-OWNED OFFICES IN OPERATION

	As of April 30,
Offices:	2006	2005	2004
Franchise
Beginning balance	4,871	4,330	3,776
Additions	816	814	973
Disposals	(336)	(273)	(419)
Purchases from company-owned, net	28	—	—

Ending balance	5,379	4,871	4,330

Company-owned
Beginning balance	613	605	523
Additions	105	69	131
Disposals	(47)	(61)	(49)
Sales to franchise operations, net	(28)	—	—

Ending balance	643	613	605

Consolidated
Beginning balance	5,484	4,935	4,299
Additions	921	883	1,104
Disposals	(383)	(334)	(468)

Ending balance	6,022	5,484	4,935

Initial franchise fees, excluding such fees for territory sales in fiscal 2006 to existing franchisees of selected company-owned office operations in Texas and Massachusetts, totaled $4.4 million, $5.4 million and $6.5 million for the years ended April 30, 2006, 2005 and 2004, respectively, and are included in other revenues in the Consolidated Statements of Operations.

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

In addition, in fiscal 2006, the Company provided financing to franchisees for 108 storefront locations in loan amounts of up to $25,000. These notes are typically due over a period of less than 30 months.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of April 30,
	2006	2005
	(In thousands)
Notes receivable	$10,173	$7,570
Less allowance for uncollectible amounts	(1,890)	(1,649)

Notes receivable, net	8,283	5,921
Less current portion, net	(4,830)	(3,156)

Notes receivable, net—non-current	$3,453	$2,765

8. DEVELOPMENT ADVANCES, NET

The Company maintains a program in which it provides funds to independent tax practices for the conversion of such operations to the Jackson Hewitt brand as franchisees and/or to provide funds to existing franchisees to assist in their business expansion through the acquisition of independent tax practices. These development advances are presented on the Consolidated Balance Sheets in the form of promissory notes that are typically forgivable over a ten-year period, subject to the achievement of certain performance standards. The Company routinely assesses the recoverability of unamortized development advance balances primarily based on each individual franchisee’s historical operating experience relative to their ability to achieve certain future performance standards and records a reserve, if required. Amortization of development advances and provision for uncollectible amounts in connection with development advances are included in cost of franchise operations in the Consolidated Statements of Operations. Development advances, net are included in other non-current assets, net on the Consolidated Balance Sheets.

	As of April 30,
	2006	2005
	(In thousands)
Unamortized development advances	$7,861	$7,662
Less allowance	(999)	(1,226)

Development advances, net	$6,862	$6,436

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	As of April 30,
	2006	2005
	(In thousands)
Accounts payable	$325	$2,089
Accrued payroll and related liabilities	16,844	10,385
Litigation settlement accrual	2,250	3,107
Litigation related accrual	3,800	—
Accrued marketing and advertising	5,225	6,479
Accrued purchase price obligations	1,243	120
Outstanding checks in excess of funds on deposit	—	1,304
Other accrued liabilities	14,314	4,097

Total accounts payable and accrued liabilities	$44,001	$27,581

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. RELATED PARTY TRANSACTIONS

Special Dividend Paid to Cendant

Upon completion of the IPO in June 2004, the Company declared a special dividend to Cendant in the amount of $306.9 million (the “Special Dividend”). The $175.0 million cash portion of this Special Dividend was funded entirely from the net proceeds of five-year floating rate senior unsecured notes, as discussed more fully in “Note 12—Long-Term Debt and Credit Facilities.” The remaining $131.9 million represents the distribution of a receivable from Cendant.

The Company recorded the Special Dividend as a reduction to retained earnings of $175.3 million and a reduction to additional paid-in capital of $131.6 million. The amount by which retained earnings was reduced represents the accumulation of all earnings by the Company up to the Company’s IPO date at which time the Company began operating as a separate public company.

See “Note 16—Income Taxes” for additional details on the adjustment to the Special Dividend recorded in fiscal 2006.

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

The major categories of intercompany activity between the Company and Cendant were as follows:

	Period from May 1, 2004 to the Company’s IPO Date	Fiscal Year Ended April 30, 2004
	(In thousands)
Due from Cendant as of April 30, 2004 and 2003, respectively	$143,985	$93,664
Corporate expense allocations	(750)	(4,251)
Payroll and related	(5,461)	(22,092)
Accounts payable funding	(12,878)	(64,909)
Income taxes	2,509	(20,845)
Cash sweeps	4,447	162,418

Subtotal	(12,133)	50,321

Special Dividend—distribution of Due from Cendant	(131,852)	—

Due from Cendant as of the Company’s IPO date and as of April 30, 2004, respectively	$—	$143,985

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transitional Agreement and Other Related Agreements

Upon completion of the Company’s IPO, the Company entered into a transitional agreement with Cendant to provide for an orderly transition to being an independent company and to govern the continuing arrangements between the Company and Cendant. The Company also entered into a sublease agreement for its corporate headquarters in Parsippany, New Jersey, which expired in September 2005, and a sublease assignment and assumption agreement for its technology facility in Sarasota, Florida. The Company paid rent directly to the landlord of the Sarasota facility as a sublessee under Cendant’s lease, which expired in May 2006. The Company’s rent and related costs under these agreements was $1.1 million, $1.9 million and $1.5 million in fiscals 2006, 2005 and 2004, respectively.

In May 2005, the Company entered into a new lease with an unaffiliated lessor for office space located in Parsippany and in September 2005, the Company relocated its corporate headquarters to this office space. The lease expires in October 2012. Annual base rental expense is $1.2 million through the term of the lease.

In November 2005, the Company entered into a new lease with an unaffiliated lessor for office space located in Sarasota. The Company relocated its current technology facility to this office space in June 2006. The lease expires in May 2014. Annual base rental expense is $0.7 million through the term of the lease.

Under the transitional agreement, Cendant provided the Company with various services, including services relating to facilities, human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, tax support, public and regulatory affairs, information technology services, revenue audit services, telecommunications services, call support services and event marketing services. The transitional agreement also contains provisions relating to indemnification, tax sharing and tax indemnification, access to information and non-solicitation of employees.

Excluding rent and related costs disclosed above, the Company incurred an aggregate of $1.4 million and $0.9 million of expenses related to such transitional and other related agreements with Cendant in fiscals 2006 and 2005, respectively, which is included in cost of franchise operations and selling, general and administrative.

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

The Company has completed most transition arrangements with Cendant and is now operational on its own systems and infrastructure. Remaining transitional services from Cendant are as follows:

Telecommunications Services

Since the Company’s IPO, Cendant has provided the Company with telecommunications services, including the Company’s local and long distance rate per minute charges, through arrangements it has with third-party providers and will continue doing so under the transitional agreement as an unaffiliated entity until June 30, 2007. Both Cendant and the Company may terminate the provision of telecommunications services provided by Cendant, without penalty, upon 180 days written notice by the terminating party. The Company paid the third party providers directly for these services and the Company’s equipment use, and will continue to pay them in

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this manner under the transitional agreement. The Company’s costs for telecommunications services were $0.8 million in fiscal 2006, $0.4 million in fiscal 2005 and $0.5 million in fiscal 2004.

Call Support Services

Since the Company’s IPO, Cendant has provided the Company with customer service support through its Aberdeen, South Dakota call center and will continue to do so under the transitional agreement until December 31, 2006. The Company may terminate the provision of these services without penalty upon 60 days prior written notice to Cendant or immediately if Cendant does not meet the service level requirements as defined in the transitional agreement. Cendant may terminate providing these services to the Company, without penalty, after June 30, 2006 upon 120 days prior written notice to the Company. Prior to the Company’s IPO, Cendant allocated the costs for call support based on the number of calls serviced for the Company in the call center. Since the Company’s IPO, and under the transitional agreement, Cendant has allocated costs to the Company based on the number of minutes incurred for the calls serviced for the Company. The Company’s costs for call support were $0.4 million in fiscal 2006, $0.2 million in fiscal 2005 and $0.1 million in fiscal 2004.

Event Marketing Services

Since the Company’s IPO, Cendant has provided the Company with event marketing services, such as arranging the Company’s annual franchisee conventions and other franchisee events, and will continue doing so under the transitional agreement through December 31, 2006. The Company may terminate the provision of these services at any time, subject to payment of any outstanding liabilities or cancellation fees charged to Cendant by third parties. Cendant may terminate providing these services at any time, without penalty. If terminated, the Company would only be required to pay Cendant for services performed through the date of termination. The Company’s costs for these services were $0.1 million in each of fiscal 2006, 2005 and 2004.

Other Related Party Transactions

The Company earned commissions and access fees from preferred vendor agreements through Cendant until the Company’s IPO date and as an independent public company thereafter. Commissions and access fees directly attributable to the Company and its franchisees were allocated to the Company through the Due from Cendant account until the Company’s IPO date. Beginning in June 2004, the Company’s preferred vendor agreements were no longer contracted through Cendant. Revenues from these agreements were $0.1 million (net of $0.6 million of revenues earned after agreements were no longer contracted through Cendant) and $1.1 million in fiscal 2005 and 2004, respectively, and are included in other revenues in the Consolidated Statements of Operations.

In fiscal 2003, the Company entered into an agreement with Wright Express Financial Services Corporation, a subsidiary of Cendant at the time, to provide a debit card product to the Company’s customers. In February 2005, Cendant divested 100% of its ownership interest in Wright Express Financial Services Corporation through an IPO and the new public entity became known as Wright Express Corporation. The agreement expired on September 30, 2005. Revenues recorded under this agreement were $0.4 million and $0.5 million for the years ended April 30, 2005 and 2004, respectively, and are included in financial product fees in the Consolidated Statements of Operations.

11. ACQUISITIONS AND DISPOSITIONS

Assets acquired and liabilities assumed in business combinations were recorded on the Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. The results of operations of businesses acquired by the Company have been included in the Consolidated Statements of Operations since their respective dates of acquisition.

In fiscal 2006, the Company acquired five tax return preparation businesses for a total purchase price of $2.7 million, of which $1.2 million represents accrued purchase price obligations that are included in accounts payable and accrued liabilities on the Consolidated Balance Sheet as of April 30, 2006.

In fiscal 2005, the Company acquired four independent tax practices for a total purchase price of $1.0 million. Under the fiscal 2005 acquisition agreements, the Company paid additional consideration of $0.4 million in fiscal 2006 related to the achievement by the entities of specified revenue levels. All of the goodwill associated with the fiscal 2005 acquisitions was allocated to the company-owned office operations segment. In fiscal 2005, the Company also made payments of $1.6 million related primarily to the settlement of accrued purchase price obligations.

In fiscal 2004, the Company acquired seven tax return preparation businesses. The total purchase price for these acquisitions was $3.8 million.

The Company’s acquisitions in fiscals 2006, 2005 and 2004 were not significant to the Company’s financial position, results of operations or cash flows either individually or in the aggregate. All goodwill associated with acquisitions in fiscals 2006, 2005 and 2004 is deductible for tax purposes.

In fiscal 2006, the Company sold selected company-owned office operations in Texas and Massachusetts to existing franchisees for total consideration of $3.1 million of which $0.6 million represented initial franchise fees for territory sales and $2.5 million was for the sale of assets. Additionally, the Company recognized a $0.5 million net gain on sale of assets.

12. LONG-TERM DEBT AND CREDIT FACILITIES

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

The $250 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Eurodollar borrowings bear interest at the London Inter-Bank Offer Rate (“LIBOR”), as defined in the $250 Million Credit Facility, plus a credit spread as defined in the $250 Million Credit Facility, ranging from 0.85% to 1.05% per annum. Base Rate borrowings, as defined in the $250 Million Credit Facility, bear interest primarily at the Prime Rate, as defined in the $250 Million Credit Facility. The $250 Million Credit Facility carries an annual fee ranging from 0.15% to 0.20% of the unused portion of the $250 Million Credit Facility, which is payable quarterly. The Company may also use the $250 Million Credit Facility to issue letters of credit for general corporate purposes. There was a $1.0 million letter of credit outstanding under the $250 Million Credit Facility as of April 30, 2006 as required under the Company’s lease agreement for its corporate headquarters in New Jersey, which will be reduced to $0.8 million in fiscal 2007, $0.5 million in fiscal 2008 and terminates thereafter.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with entering into the $250 Million Credit Facility, the Company incurred $0.7 million of financing fees, which were deferred and are being amortized to interest expense over the term of the $250 Million Credit Facility. Amortization of financing fees under the $250 Million Credit Facility amounted to $0.1 million in fiscal 2006.

Interest expense associated with debt outstanding under the $250 Million Credit Facility was $6.4 million in fiscal 2006.

The $250 Million Credit Facility contains covenants, including the requirement that the Company meet certain financial covenants, such as a maximum consolidated leverage ratio of 2.5:1.0 and a minimum consolidated interest coverage ratio of 4.0:1.0. The consolidated leverage ratio is the ratio of consolidated debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), each as defined in the $250 Million Credit Facility. The consolidated interest coverage ratio is the ratio of consolidated EBITDA to consolidated interest expense, each as defined in the $250 Million Credit Facility. The maximum leverage ratio and minimum interest coverage ratio remains fixed through the five-year term of the $250 Million Credit Facility. As of April 30, 2006, the Company was in compliance with these covenants.

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

In connection with the issuance of the $175 Million Notes, the Company incurred $1.7 million of financing fees which were deferred and amortized to interest expense over the term of the $175 Million Notes. Amortization of such fees was $0.1 million and $0.3 million in fiscals 2006 and 2005, respectively. The Company incurred a non-cash charge of $1.4 million in fiscal 2006 related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes in June 2005.

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

Interest expense under the $175 Million Notes amounted to $1.3 million and $5.5 million in fiscals 2006 and 2005, respectively.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with entering into the $100 Million Credit Facility, the Company incurred $1.6 million of financing fees, which were deferred and were being amortized to interest expense over the five-year term of the $100 Million Credit Facility. Amortization of such fees amounted to $0.1 million and $0.3 million in fiscals 2006 and 2005, respectively. The Company incurred a non-cash charge of $1.3 million in fiscal 2006 related to the write-off of deferred financing costs associated with the termination of the $100 Million Credit Facility in June 2005.

As discussed above, on June 27, 2005, the Company borrowed $99.0 million from the $100 Million Credit Facility and two days later repaid this amount in full. Interest expense associated with borrowings under the $100 Million Credit Facility was $35,000 and $0.1 million in fiscals 2006 and 2005, respectively.

Average Cost of Debt

The Company’s average cost of debt was 5.5% and 4.2% in fiscals 2006 and 2005, respectively.

13. INTEREST RATE SWAP AGREEMENTS

In August 2005, the Company entered into interest rate swap agreements with financial institutions to convert a notional amount of $50.0 million of floating-rate borrowings under the $250 Million Credit Facility into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. Under these interest rate swap agreements, which became effective in October 2005, the Company receives a floating interest rate based on the three-month LIBOR (in arrears) and pays a fixed interest rate averaging 4.4%. These agreements mature in June 2010 and were determined to be cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 149 (“SFAS No. 133”). As of April 30, 2006, the fair value of the interest rate swap agreements was an asset of $1.6 million which is recorded in other non-current assets on the Consolidated Balance Sheet. The change in fair value since inception to April 30, 2006 was $0.9 million, net of tax, and is recorded as a component of accumulated other comprehensive income. Since inception, no amounts have been recognized in the Consolidated Statements of Operations due to ineffectiveness.

14. STOCK-BASED COMPENSATION AND RETIREMENT BENEFITS

Stock Compensation Plans

Following the Company’s IPO, the Company adopted the 2004 Equity and Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, RSUs and/or other stock-or cash-based awards representing the Company’s common stock to non-employee directors, officers, employees, advisors and consultants who are selected by the Company’s Compensation

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Committee for participation in the plan. In addition, the Company has authorized a stock purchase plan under which eligible employees have the ability to purchase shares of the Company’s common stock at 95% of market value. No stock has been offered for purchase under this plan as of April 30, 2006.

Exchange Transaction

Prior to the Company’s IPO, certain employees of the Company were granted stock options and restricted stock units (“RSUs”) under Cendant’s stock-based compensation plans. In connection with the Company’s IPO and pursuant to the consent of each holder, the Company issued to employees 903,935 vested stock options and 100,880 shares of common stock in exchange for their Cendant stock options and RSUs, respectively. The exchange transaction was structured to provide the same relative value to employees as the Cendant awards held by such employees prior to the Company’s IPO. As a result of the exchange transaction, the Company incurred stock-based compensation expense of $4.5 million in fiscal 2005, which is included in selling, general and administrative expenses in the Consolidated Statement of Operations. Included in the $4.5 million charge was a $1.9 million charge related to the issuance to employees of vested stock options to purchase shares of JHTS common stock in exchange for their Cendant stock options. Additionally, Cendant RSUs held by the Company’s employees were cancelled and converted into JHTS common stock that resulted in $2.6 million of stock-based compensation expense, of which $1.0 million represents the value of shares withheld to satisfy the employees’ income and payroll tax obligations.

Stock Options

Under the Company’s 2004 Equity and Incentive Plan, stock options, except those granted pursuant to the exchange transaction described above, are generally granted with an exercise price equal to the market price of a share of common stock on the date of grant, have a term of ten years or less and vest based on four years of continuous service from the date of grant. As of April 30, 2006, there were four million securities authorized for issuance under the Company’s 2004 Equity and Incentive Plan, including the stock options issued by the Company in exchange for Cendant stock options at the Company’s IPO date, of which 1,158,433 securities were available for future issuance as of April 30, 2006.

In addition to the exchange transaction, the Company incurred stock-based compensation expense of $2.5 million and $1.4 million in fiscals 2006 and 2005, respectively, in connection with stock options granted to employees.

The following table summarizes the stock option activity of the Company’s stock options during the fiscal years ended April 30, 2006 and 2005 and for the fiscal year ended April 30, 2004 of the Cendant stock options issued to the Company’s employees. Stock option activity for fiscal 2004 may not necessarily be indicative of what the activity would have been had the Company been a stand-alone entity during this period.

	Fiscal Year Ended April 30,
	2006		2005		2004
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Beginning balance	1,947,683	$15.73	1,396,595	$16.06	1,968,348	$15.21
Cancellation of Cendant stock options	—	—	(1,396,595)	$16.06	—	—
Converted stock options from Cendant stock options at the Company’s IPO date	—	—	903,935	$13.97	—	—
Stock options granted	821,270	$21.45	1,158,828	$17.08	—	—
Stock options exercised	(196,868)	$14.60	(33,447)	$12.61	(537,087)	$12.84
Stock options cancelled or expired.	(110,932)	$16.82	(81,633)	$16.85	(34,666)	$17.97

Ending balance	2,461,153	$17.67	1,947,683	$15.73	1,396,595	$16.06

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information regarding the Company’s outstanding and exercisable stock options issued to the Company’s employees as of April 30, 2006:

	Outstanding Stock Options			Exercisable Stock Options
	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
$0.01 to $9.99	33,521	5.4	$8.93	33,521	$8.93
$10.00 to $16.99	641,914	4.6	$14.20	641,914	$14.20
$17.00 to $24.85	1,785,718	8.5	$19.09	239,699	$17.10

	2,461,153	7.4	$17.67	915,134	$14.77

The weighted average grant date fair value of the JHTS stock options granted during fiscals 2006 and 2005 was $6.41 and $6.04, respectively. The fair value of these stock options is estimated on the dates of grant using the Black-Scholes option-pricing model. In fiscal 2006, the Company modified the method to determine expected volatility by utilizing the Company’s historical publicly-traded stock price. For grants in fiscal 2005, the Company did not have enough historical information following the Company’s IPO to provide a statistically valid sample of observations. Therefore, expected volatility in fiscal 2005 was based on the average volatilities of entities that had recently completed their respective IPOs. In fiscal 2006, the Company elected to use the methodology permitted under SEC Staff Accounting Bulletin No. 107 for determining expected holding period until it can accumulate a reasonably consistent history of exercised options following the IPO to make a more refined estimate of expected term. No stock options were granted in fiscal 2004. The following weighted average assumptions were used for stock options granted in fiscals 2006 and 2005:

	Fiscal Year Ended April 30,
	2006	2005
Dividend yield	1.5%	1.6%

Expected volatility	28.0%	31.3%

Risk-free rate of return	3.9%	4.4%

Expected holding period (years)	6.25	7.5

Restricted Stock Units

Following the Company’s IPO, Cendant RSUs held by the Company’s employees were cancelled and converted into JHTS awards. As a result, the Company issued to employees 100,880 shares of the Company’s common stock in exchange for the Cendant RSUs that were held by such employees prior to the Company’s IPO and incurred a $2.6 million stock-based compensation charge of which $1.0 million represented the value of shares withheld to satisfy the employees’ income and payroll tax obligations.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information on (i) the exchange of Cendant RSUs for JHTS common stock in connection with the Company’s IPO and (ii) RSUs issued since the Company’s IPO.

	RSUs	Weighted Average Grant Price
Cendant RSUs related to JHTS employees as of April 30, 2004	106,497	$13.76
Transferred(1)	8,844	$13.64
Forfeited(2)	(5,718)	$13.64

Cendant RSUs exchanged for JHTS common stock at the Company’s IPO date	109,623	$13.76

Fully vested shares of JHTS common stock issued in exchange for Cendant RSUs at the Company’s IPO date	100,880	$17.29

Number of shares of common stock represented by RSUs granted in fiscal 2005(3) and outstanding as of April 30, 2005	25,636	$18.17
RSUs granted at fair value in fiscal 2006(3)	10,880	$26.18

Number of shares of common stock represented by RSUs outstanding as of April 30, 2006	36,516	$20.54

(1)	Represents RSUs attributable to the movement of employees between JHTS and Cendant.
(2)	Represents RSUs attributable to employees who departed from JHTS prior to the Company’s IPO date.
(3)	The Company incurred stock-based compensation expense of $0.3 million and $0.5 million in fiscals 2006 and 2005, respectively, in connection with the issuance of fully vested and non-forfeitable RSUs to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services.

Defined Contribution Plan

The Company’s full-time and part-time benefit eligible employees may participate in a 401(k) defined contribution plan sponsored by the Company. The plan allows employees to contribute a portion of their compensation on a pre-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The Company’s contributions to this plan totaled $1.3 million and $1.0 million in fiscal years 2006 and 2005, respectively.

15. SHARE REPURCHASE PROGRAMS

In fiscal 2006, the Company paid $61.3 million, including commissions, to repurchase 2,538,197 shares of its common stock. The Company acquired 500,000 of the shares under a repurchase program announced on June 2, 2005 (completed in July 2005) and acquired the remaining shares under a repurchase program announced on July 5, 2005 and completed in November 2005. No repurchased shares have been retired as of April 30, 2006.

On May 31, 2006, the Company’s Board of Directors authorized a $75 million share repurchase program. As of June 30, 2006, the Company had repurchased 852,500 shares of the Company’s common stock totaling $26.6 million, including commissions, under this program. Such repurchases to date have been made in the open market.

16. INCOME TAXES

The Company files a consolidated federal income tax return and combined or separate state income tax returns in each state taxing jurisdiction. For the periods ending up to the date of the Company’s IPO in June 2004, the Company was included in the consolidated federal income tax return, and combined state income tax

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

returns as a member of Cendant’s consolidated group. For the periods reported while a member of Cendant’s consolidated group, the provision for income taxes is computed as if the Company filed its federal and state tax returns on a stand-alone basis for the entire year.

The provision for income taxes consists of:

	Fiscal Year Ended April 30,
	2006	2005	2004
	(In thousands)
Current
Federal	$34,647	$16,931	$18,671
State	7,183	3,976	3,869

	41,830	20,907	22,540
Deferred
Federal	(2,226)	10,190	4,546
State	(1,080)	1,108	418

	(3,306)	11,298	4,964

Provision for income taxes	$38,524	$32,205	$27,504

Deferred income tax assets and liabilities consist of:

	As of April 30,
	2006	2005
	(In thousands)
Current deferred income tax assets
Accrued liabilities and deferred revenues	$6,793	$5,049
Provision for doubtful accounts and other	947	1,039

Total current deferred income tax assets	7,740	6,088

Current deferred income tax liabilities
Prepaid expenses	3,157	2,642

Total current deferred income tax liabilities	3,157	2,642

Current net deferred income tax asset	$4,583	$3,446

Non-current deferred income tax assets
Accrued liabilities and deferred revenues	$9,088	$7,979
Provision for doubtful accounts and other	676	848
Net operating loss carryforwards	1,112	1,112
Valuation allowance	(1,112)	(1,112)

Total non-current deferred income tax assets	9,764	8,827

Non-current deferred income tax liabilities
Depreciation and amortization	42,855	42,366
Prepaid expenses	2,813	2,466
Derivatives	622	—

Total non-current deferred income tax liabilities	46,290	44,832

Non-current net deferred income tax liability	$36,526	$36,005

The valuation allowance of $1.1 million as of April 30, 2006 relates to deferred tax assets for state net operating loss carryforwards that were acquired in connection with acquisition of TSA in fiscal 2002. The valuation allowance will be adjusted to goodwill when, and if, the Company determines that the deferred income tax assets are more likely than not to be realized based upon existing state tax laws.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective income tax rate differs from the federal statutory rate as follows:

	Fiscal Year Ended April 30,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	4.1	4.0	3.9
Other	0.8	0.2	0.1

Company’s effective income tax rate	39.9%	39.2%	39.0%

Upon completion of the Company’s IPO, the Company entered into a transitional agreement with Cendant to provide for an orderly transition to being an independent company and to govern the continuing arrangements between the Company and Cendant. Under the tax sharing and tax indemnification provisions of the transitional agreement, adjustments to the amount of taxes due in prior periods as a result of temporary differences existing at the date of the Company’s IPO are to be recorded as an adjustment to the Special Dividend paid to Cendant immediately prior to the Company’s IPO. In fiscal 2006, the Company recorded an adjustment reducing Additional Paid-in-Capital (APIC) in the amount of $2.7 million related to the revision of deferred tax amounts at the date of the Company’s IPO. The Company may adjust deferred taxes and APIC in future periods as the tax returns for the years prior to the Company’s IPO are examined by the taxing authorities.

In connection with the Company’s IPO, employees of the Company who held Cendant stock options were provided with the option of retaining their Cendant stock options or converting their Cendant stock options to Company stock options. Those employees who chose to retain their Cendant stock options were allowed up to one year following the Company’s IPO to exercise such Cendant stock options. As a result of such exercises, the Company recorded a tax benefit of $1.6 million in Fiscal 2006, which was recorded as in increase to APIC.

17. FINANCIAL INSTRUMENTS

Credit Risk and Exposure

The Company invests its excess cash in deposits with high quality institutions. As of April 30, 2006, the Company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The Company had not incurred any credit risk losses related to those investments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts and notes receivable and development advance notes with its franchisees. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. As of April 30, 2006, there were no significant concentrations of credit risk with any individual franchisee or groups of franchisees. Concentrations of credit risk associated with receivables are considered minimal due to the Company’s diverse customer base. The Company maintains a provision of potential credit losses based on expected collectibility of all receivables, which the Company believes is adequate for its credit loss exposure. The Company does not normally require collateral or other security to support credit sales.

Accounts receivable due from SBB&T was $4.5 million as of April 30, 2006. The Company considers SBB&T credit worthy and the Company has not historically had any credit losses in connection with related receivables. There were no outstanding receivables from HSBC as of April 30, 2006.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value

The estimated fair value of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their respective carrying amounts due to the short-term maturities of these assets and liabilities. The estimated fair value of development advances approximate its carrying amount as development advances are carried on the Consolidated Balance Sheet net of both amortization and provision for uncollectible amounts. The estimated fair value of long-term debt approximated its carrying amount as of April 30, 2006 as the interest rate on the long-term debt, excluding the $50.0 million of hedged borrowings whereby the interest rate is fixed, was variable and adjusted to market every three months.

The fair value of notes receivable is determined based on the net present value of estimated payments to be received over the life of the note. The carrying amount and estimated fair value for notes receivable was $8.3 million and $9.1 million, respectively, as of April 30, 2006; and $5.9 million and $6.5 million, respectively, as of April 30, 2005.

18. SEGMENT INFORMATION

The Company manages and evaluates the operating results of the business in two segments:

•	Franchise Operations—This segment consists of the operations of the Company’s franchise business, including royalty and marketing and advertising revenues, financial product fees, other financial product revenues and other revenues; and

•	Company-Owned Office Operations—This segment consists of the operations of the Company’s owned offices for which the Company recognizes service revenues for the preparation of tax returns and related services.

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

	Franchise Operations	Company-Owned Office Operations	Corporate and Other(a)	Total
	(In thousands)
Fiscal year ended April 30, 2006
Total revenues	$203,881	$71,529	$—	$275,410

Expenses:
Cost of operations	31,179	47,084	—	78,263
Marketing and advertising	34,691	6,286	—	40,977
Selling, general and administrative	3,448	3,623	32,652	39,723
Depreciation and amortization	8,706	2,722	—	11,428

Total expenses	78,024	59,715	32,652	170,391

Income (loss) from operations	$125,857	$11,814	$(32,652)	$105,019

Income (loss) before income taxes	$126,978	$12,334	$(42,827)	$96,485

Total assets	$510,054	$77,460	$568	$588,082

Capital expenditures	$8,170	$2,544	$—	$10,714

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Franchise Operations	Company-Owned Office Operations	Corporate and Other(a)	Total
	(In thousands)
Fiscal year ended April 30, 2005
Total revenues	$169,466	$63,021	$—	$232,487

Expenses:
Cost of operations	27,426	42,928	—	70,354
Marketing and advertising	27,416	5,550	—	32,966
Selling, general and administrative	4,130	3,554	22,713	30,397
Depreciation and amortization	7,645	3,753	—	11,398

Total expenses	66,617	55,785	22,713	145,115

Income (loss) from operations	$102,849	$7,236	$(22,713)	$87,372

Income (loss) before income taxes	$103,878	$7,261	$(28,983)	$82,156

Total assets	$594,447	$77,853	$2,789	$675,089

Capital expenditures	$3,471	$1,448	$—	$4,919

	Franchise Operations	Company-Owned Office Operations	Corporate and Other(a)	Total
		(In thousands)
Fiscal year ended April 30, 2004
Total revenues	$149,025	$56,590	$—	$205,615

Expenses:
Cost of operations	21,921	41,639	—	63,560
Marketing and advertising	24,212	5,252	—	29,464
Selling, general and administrative	3,597	3,075	23,828	30,500
Depreciation and amortization	7,608	4,303	—	11,911

Total expenses	57,338	54,269	23,828	135,435

Income (loss) from operations	$91,687	$2,321	$(23,828)	$70,180

Income (loss) before income taxes	$92,344	$2,321	$(24,201)	$70,464

Total assets	$511,485	$65,584	$148,873	$725,942

Capital expenditures	$1,483	$2,482	$—	$3,965

(a)	Expenses consist of unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as interest expense. Additionally, fiscals 2006 and 2005 include additional insurance costs and stock-based compensation. Total assets represent unallocated common assets supporting both segments, including amounts due from Cendant as of April 30, 2004.

19. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments required under noncancelable operating leases are as follows:

Fiscal Year	Amount (In thousands)
2007	$8,741
2008	6,536
2009	4,191
2010	2,713
2011	2,297
2012 and thereafter	4,212

Total	$28,690

Rent expense is included in selling, general and administrative expense and cost of company-owned office operations expense in the Consolidated Statements of Operations. Certain leases also contain rent escalation clauses that require additional rental amounts in later years of the term. Rent expense for leases with escalation clauses is recognized on a straight-line basis over the noncancelable lease term. Rent expense was $10.7 million, $9.1 million and $7.4 million, in fiscal 2006, 2005 and 2004, respectively.

Guarantees

The Company is required to provide various types of surety bonds, such as tax preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations to third parties. These bonds vary in duration although most are issued and outstanding from one to two years. As of April 30, 2006, the maximum potential payment under the aggregate outstanding surety bonds is $1.8 million. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company, through TSA, provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require it in certain circumstances to pay penalties and interest assessed by a taxing authority. The Company has recognized a liability of $0.1 million as of April 30, 2006 for the fair value of the obligation undertaken in issuing the guarantee. Such liability is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

The transitional agreement with Cendant provides that the Company continues to indemnify Cendant and its affiliates against potential losses based on, arising out of or resulting from, among other things, claims by third parties relating to the ownership or the operation of the Company’s assets or properties and the operation or conduct of the Company’s business, whether in the past or future, including any currently pending litigation against Cendant and any claims arising out of or relating to the Company’s IPO. The only currently pending litigation against the Company and Cendant are the suits brought by Canieva Hood in Ohio and California, which are discussed below in “Legal Proceedings.” Additionally, the transitional agreement provides that the Company will be responsible for the respective tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries relating to all taxable periods. Accordingly, the Company will indemnify Cendant and its subsidiaries against any such tax liabilities imposed on or attributable to the Company and any of the Company’s

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries. While there have not been any indemnification payments by the Company under these arrangements since the Company’s IPO, there can be no assurance that the Company will not be obligated to make such payments in the future.

There was a $1.0 million letter of credit outstanding under the $250 Million Credit Facility as of April 30, 2006 as required under the Company’s lease agreement for its corporate headquarters in New Jersey, which will be reduced to $0.8 million in fiscal 2007, $0.5 million in fiscal 2008 and terminates thereafter.

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

Legal Proceedings

On August 27, 2002, a plaintiff group comprising of 154 franchisees filed an action against SBB&T and the Company in the Superior Court of New Jersey, Morris County. The suit alleged, among other things, that the Company breached an agreement with the plaintiffs by not paying them a portion of surpluses in RAL loss reserves. The plaintiffs sought a declaratory judgment, an accounting, payment of an incentive rebate, unspecified compensatory and punitive damages, treble damages and attorneys’ fees. By an order dated December 6, 2002, the court dismissed the conversion and fraud counts of the complaint with prejudice. The plaintiffs filed an amended complaint on March 17, 2003. The parties submitted the matter to mediation in July 2003, which resulted in a settlement in which the Company agreed, among other things, to make a $2.0 million cash payment, spend an additional $2.0 million on regional advertising from 2004 through 2006, pay additional rebates to franchisees of up to $3.00 per RAL processed during the 2004 through 2006 tax seasons, subject to performance criteria, and implement a temporary royalty fee reduction program for certain new franchise offices. On December 19, 2003, the court issued a ruling enforcing the settlement and dismissed the action with prejudice. Accordingly, a $10.4 million charge was recognized in fiscal 2004. As of April 30, 2006, the Company has made cash payments of $7.6 million towards the litigation settlement. As of April 30, 2006, the Company’s litigation settlement accrual of $2.2 million is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet.

As of April 30, 2006, 152 plaintiffs in the action have executed the settlement agreement. One plaintiff has appealed the enforcement order of December 19, 2003. On May 17, 2005, the Superior Court of New Jersey Appellate Division reversed the trial court’s December 19, 2003 ruling as to the one who appealed, and remanded for further proceedings. The Company filed a petition for certification with the New Jersey Supreme Court. On May 31, 2006, the New Jersey Supreme Court reversed the judgment of the Appellate Division and remanded to the trial court to reinstate the judgment to enforce the settlement agreement. The litigation settlement accrual recognized in fiscal 2004 included potential settlement payment obligations to this plaintiff.

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

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 23, 2005, Pierre Brailsford and Kevin Gilmore brought a purported class action against the Company in the Superior Court of California, Alameda County in connection with disclosures made in connection with the provision of RALs, alleging that the disclosures and related practices are fraudulent and otherwise unlawful, and seeking equitable and monetary relief. On January 31, 2006, we filed a notice removing the complaint to the United States District Court for the Northern District of California. On February 7, 2006, the Company filed a motion to dismiss, which was denied, and subsequently answered the complaint, denying any liability. While this matter is at a preliminary stage, the Company believes it has meritorious defenses and is contesting this matter vigorously.

In March 2003, the California Attorney General’s Office initiated an inquiry into the Company’s business practices. The Company has been in discussions with the California Attorney General’s Office and has been cooperating with the inquiry and voluntarily providing information and documents requested. Areas of discussion include, but are not limited to, the manner in which services are marketed and financial products are facilitated. The California Attorney General’s Office has expressed concerns that certain business practices may violate the law. The Company has reached an understanding with the California Attorney General’s Office which provides that the Company will enter into a consent judgment providing monetary and injunctive relief. The proposed judgment provides for a $4 million fund from which California customers of Jackson Hewitt who purchased financial products facilitated by Jackson Hewitt between 2001 and 2004 can obtain relief based on the number of financial products they purchased and the amount of cross or direct collection monies they paid. In addition, the Company would pay a $0.5 million civil monetary penalty and $0.5 million in costs of investigation to the State. The Company is currently in negotiations with the California Attorney General’s Office regarding the terms of injunctive relief provisions. It is anticipated that the matter will be fully resolved by the end of this calendar year. The Company does not believe that the terms of the proposed settlement will have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company has estimated that the range of liability, net of expected insurance coverage, with respect to resolution of this matter is between $3.8 million and $5.0 million, for which the Company has recorded a liability of $3.8 million as of

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. There can be no assurance that the Company’s efforts to resolve this inquiry will be successful, or that the amount reserved will be sufficient.

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

20. SUPPLEMENTARY DATA: SELECTED CONSOLIDATED QUARTERLY DATA (UNAUDITED)

The following table presents our unaudited consolidated statements of operations data for each of the eight quarters in the two-year period ended April 30, 2006. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements beginning on page 47 of this Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in “Item 1A.—Risk Factors.”

	Fiscal Year 2006 Quarter Ended
	April 30, 2006	January 31, 2006(1)	October 31, 2005	July 31, 2005(2)
	(In thousands, except per share amounts)
Revenues	$165,122	$95,155	9,026	$6,107

Income (loss) from operations	$97,678	$42,212	$(17,108)	$(17,763)

Net income (loss)	$57,989	$24,467	$(11,288)	$(13,207)

Earnings (loss) per share:
Basic	$1.64	$0.69	$(0.31)	$(0.35)

Diluted	$1.62	$0.69	$(0.31)	$(0.35)

	Fiscal Year 2005 Quarter Ended
	April 30, 2005	January 31, 2005	October 31, 2004	July 31, 2004(3)
	(In thousands, except per share amounts)
Revenues	$143,052	$73,237	$7,415	$8,783

Income (loss) from operations	$91,176	$30,517	$(16,102)	$(18,219)

Net income (loss)	$54,575	$17,546	$(10,724)	$(11,446)

Earnings (loss) per share:
Basic	$1.45	$0.47	$(0.29)	$(0.30)

Diluted	$1.44	$0.46	$(0.29)	$(0.30)

(1)	The Company incurred litigation related costs of $3.5 million.
(2)	The Company incurred a non-cash charge of $2.7 million associated with the repayment of the $175 Million Notes and the termination of the Company’s $100 Million Credit Facility.
(3)	The Company incurred a stock-based compensation charge of $4.5 million in connection with the Company’s IPO.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulation of four quarters in fiscal years 2006 and 2005 for earnings (loss) per share may not equal the related per share amounts for the years ended April 30, 2006 and 2005 due to the timing of the exercise of stock options and the antidilutive effect of stock options.

21. SUBSEQUENT EVENT

Declaration of Dividend

On May 31, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock, payable on July 14, 2006, to common stockholders of record on June 28, 2006.

SCHEDULE II

JACKSON HEWITT TAX SERVICE INC.

VALUATION AND QUALIFYING ACCOUNTS

	Fiscal Year Ended April 30,
	2006	2005	2004
	(in thousands)
Valuation and Qualifying Accounts Allowance for Doubtful Accounts(1):
Balance at beginning of fiscal year	$4,715	$4,672	$6,560
Charged to expenses	2,840	3,081	2,802
Deductions	(3,498)	(3,038)	(4,690)

Balance at end of fiscal year	$4,057	$4,715	$4,672

Deferred Tax Asset Valuation Allowance:
Balance at beginning of fiscal year	$1,112	$1,112	$1,112
Charged to expenses	—	—	—
Deductions	—	—	—

Balance at end of fiscal year	$1,112	$1,112	$1,112

(1)	Represents aggregate allowance for doubtful accounts related to accounts receivable, notes receivable and development advances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Management has established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company’s disclosure controls are designed to provide a reasonable level of assurance that the stated objectives are met. The Company’s management, including the principal executive officer and principal financial officer, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must also reflect the fact that there are resource constraints, with the benefits of controls considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be prevented or detected.

(b) Management’s Report on Internal Control Over Financial Reporting.

Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm set forth in “Item 8—Consolidated Financial Statements and Supplementary Data” beginning on page 44 are incorporated herein by reference.

(c) Changes in Internal Control Over Financial Reporting.

During the fourth quarter of fiscal 2006, there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

There is no other information to be disclosed.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information contained in our Proxy Statement under the sections titled “Board of Directors”, “Section 16A Beneficial Ownership Reporting Compliance” and “Executive Officers” is incorporated herein by reference in response to this item.

We have adopted a Code of Conduct that applies to all of our officers and employees, including our principal executive and principal financial officers. We have also adopted a Code of Conduct for Directors that applies to all of our directors. You can find each of these Codes in the “Investor Relations—Corporate Governance” section of our website at www.jacksonhewitt.com. We will post on our website any amendments to these Codes, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the NYSE. You can also obtain a printed copy of the codes by writing to our Corporate Secretary at Jackson Hewitt Tax Service Inc., 3 Sylvan Way, Parsippany, NJ 07054.

ITEM 11. EXECUTIVE COMPENSATION.

The information contained in our Proxy Statement under the section titled “Executive Compensation and Other Information” is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained in our Proxy Statement under the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Other Information—Equity Compensation Plan Information” is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in our Proxy Statement under the section titled “Certain Relationships and Related Transactions” is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information contained in our Proxy Statement under the section titled “Ratification of Appointment of Auditors” is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)	(1) Financial Statements. The index to the Consolidated Financial Statements is found on page 43 of this

Report.

(2) Financial Statement Schedule. Financial Statement Schedule II is found on page 80 of this Report.

(3) Exhibits. The list of exhibits set forth on the Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 14, 2006.

JACKSON HEWITT TAX SERVICE INC.

By:	/s/ MICHAEL D. LISTER
Michael D. Lister President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ MARK L. HEIMBOUCH
Mark L. Heimbouch Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 14, 2006.

Signature	Title

/s/ MICHAEL D. LISTER Michael D. Lister	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ MARK L. HEIMBOUCH Mark L. Heimbouch	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ ULYSSES L. BRIDGEMAN, JR. Ulysses L. Bridgeman, Jr.	Director

/s/ RODMAN L. DRAKE Rodman L. Drake	Director

/s/ MARGARET MILNER RICHARDSON Margaret Milner Richardson	Director

/s/ LOUIS P. SALVATORE Louis P. Salvatore	Director

/s/ JAMES C. SPIRA James C. Spira	Director

Exhibit Index

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference.

3.2	Amended and Restated By-Laws of Jackson Hewitt Tax Service Inc., dated May 26, 2005, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005, file number 1-32215, is incorporated herein by reference.

4.1	Form of Common Stock Certificate.

4.2	Rights Agreement between Jackson Hewitt Tax Service Inc. and American Stock Transfer and Trust Company (as successor Rights Agent to The Bank of New York), dated June 24, 2004, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference, as modified by Exhibit 10.25.

10.1*	Employment Agreement between Jackson Hewitt Tax Service Inc. and Michael D. Lister, dated June 2004, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference.

10.2*	Employment Agreement between Jackson Hewitt Tax Service Inc. and Mark L. Heimbouch, dated June 2004, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference.

10.3	Transitional Agreement among Cendant Corporation, Cendant Operations, Inc. and Jackson Hewitt Tax Service Inc., dated June 25, 2004, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference.

10.4	Form of Franchise Agreement, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005, file number 1-32215, is incorporated herein by reference.

10.5*	2004 Equity and Incentive Plan, filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.

10.6*	Employee Stock Purchase Plan, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.

10.7	Form of Settlement Agreement between Jackson Hewitt Inc. and the Settling Plaintiff, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.

10.8	Form of Settlement Agreement between Jackson Hewitt Inc. and the Settling Franchisee, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.

10.9*	Letter Agreement for Steven L. Barnett, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.

10.10*	Letter Agreement for Richard P. Enchura, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.

10.11*	Letter Agreement for Jeanmarie Cooney, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.

10.12*	Non-employee Directors Deferred Compensation Plan, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.

Exhibit No.	Description of Document
10.13*	Form of Stock Option Agreement under the 2004 Equity and Incentive Plan, filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004, file number 1-32215, is incorporated herein by reference.

10.14*	2005 Annual Voluntary Deferred Compensation Plan and Form of Deferred Compensation Agreement, filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2005, file number 1-32215, is incorporated herein by reference.

10.15	Lease Agreement dated as of May 1, 2005 by and between Dun & Bradstreet, Inc. and Jackson Hewitt Tax Service Inc, filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K dated May 5, 2005, file number 1-32215, is incorporated herein by reference.

10.16*	Consulting Agreement, dated May 10, 2005, between Jackson Hewitt Inc. and Perb B. Fortner, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005, file number 1-32215, is incorporated herein by reference.

10.17	Credit Agreement among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc. and Hewfant, Inc., as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as co-Syndication Agents, Manufacturers and Traders Trust Company and PNC Bank, National Association, as co- Documentation Agents, and Wachovia Capital Markets, LLC, as Sole Lead Arranger and Sole Book Runner, dated as of June 29, 2005, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005, file number 1-32215, is incorporated herein by reference.

10.18*	Restriction on Sale Agreement dated July 13, 2005 between Jackson Hewitt Tax Service Inc. and Michael D. Lister, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005, file number 1-32215, is incorporated herein by reference.

10.19	Gateway Building D Office Lease, made as of November 17, 2005, between Sarasota Gateway Building D, LLLP and Jackson Hewitt Inc., filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2005, file number 1-32215, is incorporated herein by reference.

10.20**	Program Agreement, dated February 24, 2006, between Jackson Hewitt Inc., HSBC Taxpayer Financial Services Inc. and Beneficial Franchise Company, Inc., filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006, file number 1-32215, is incorporated herein by reference.

10.21**	Technology Services Agreement, dated February 24, 2006, between Jackson Hewitt Technology Services Inc. and HSBC Taxpayer Financial Services Inc., filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006, file number 1-32215, is incorporated herein by reference.

10.22**	Program Agreement, dated as of February 24, 2006, by and between Jackson Hewitt Inc. and Santa Barbara Bank & Trust, filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006, file number 1-32215, is incorporated herein by reference.

10.23**	Technology Services Agreement, dated February 24, 2006, by and between Jackson Hewitt Technology Services Inc. and Santa Barbara Bank & Trust, filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006, file number 1-32215, is incorporated herein by reference.

10.24	Leasing Operations Supplier Agreement (Products and/or Services), dated April 10, 2006, between Wal*Mart Stores, Inc. and Jackson Hewitt Inc.

Exhibit No.	Description of Document
10.25	Letter Agreement, dated May 11, 2006, by and between Jackson Hewitt Tax Service Inc. and American Stock Transfer and Trust Company.

14.1	Jackson Hewitt Tax Service Inc. Code of Conduct.

14.2	Jackson Hewitt Tax Service Inc. Code of Conduct for Directors.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan
**	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.