Form 10-Q
period 2006-07-31
JACKSON HEWITT TAX SERVICE INC
filed 2006-09-11
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock was 34,096,574 (net of 3,818,297 shares held in treasury) as of August 31, 2006.

JACKSON HEWITT TAX SERVICE INC.

PART 1 — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of
	July 31, 2006	April 30, 2006
Assets
Current assets:
Cash and cash equivalents	$450	$15,150
Accounts receivable, net of allowance for doubtful accounts of $1,569 and $1,168, respectively	3,995	20,184
Notes receivable, net	5,023	4,830
Prepaid expenses and other	8,512	8,755
Deferred income taxes	4,915	4,583

Total current assets	22,895	53,502

Property and equipment, net	36,176	35,808
Goodwill	392,737	392,700
Other intangible assets, net	85,401	86,085
Notes receivable, net	4,707	3,453
Other non-current assets, net	16,827	16,534

Total assets	$558,743	$588,082

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$17,058	$44,001
Income taxes payable	30,507	47,974
Deferred revenues	8,785	9,304

Total current liabilities	56,350	101,279

Long-term debt	115,000	50,000
Deferred income taxes	37,706	36,526
Other non-current liabilities	10,414	12,354

Total liabilities	219,470	200,159

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, par value $0.01; Authorized: 200,000,000 shares;
Issued: 37,907,562 and 37,843,898 shares, respectively	379	378
Additional paid-in capital	352,814	350,526
Retained earnings	80,594	97,413
Accumulated other comprehensive income	927	933
Less: Treasury stock, at cost: 3,628,497 and 2,538,197 shares, respectively	(95,441)	(61,327)

Total stockholders’ equity	339,273	387,923

Total liabilities and stockholders’ equity	$558,743	$588,082

The accompanying notes are an integral part of these Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended July 31,
	2006	2005
Revenues
Franchise operations revenues:
Royalty	$623	$455
Marketing and advertising	280	210
Financial product fees	2,218	1,846
Other financial product revenues	—	1,310
Other	2,335	1,982
Service revenues from company-owned office operations	405	304

Total revenues	5,861	6,107

Expenses
Cost of franchise operations	7,960	7,512
Marketing and advertising	2,834	2,683
Cost of company-owned office operations	4,792	4,179
Selling, general and administrative	7,571	6,837
Depreciation and amortization	2,972	2,659

Total expenses	26,129	23,870

Loss from operations	(20,268)	(17,763)
Other income/(expense):
Interest income	413	730
Interest expense	(1,237)	(2,034)
Write-off of deferred financing costs	—	(2,677)

Loss before income taxes	(21,092)	(21,744)
Benefit from income taxes	8,422	8,537

Net loss	$(12,670)	$(13,207)

Loss per share:
Basic and diluted	$(0.36)	$(0.35)

Dividends declared per share:
Basic and diluted	$0.12	$0.08

Weighted average shares outstanding:
Basic and diluted	34,888	37,418

The accompanying notes are an integral part of these Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended July 31,
	2006	2005
Operating activities:
Net loss	$(12,670)	$(13,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,972	2,659
Amortization of Gold Guarantee product	(536)	(549)
Amortization of development advances	317	287
Amortization of deferred financing costs	33	126
Write-off of deferred financing costs	—	2,677
Decrease in allowance for uncollectible accounts	(270)	(527)
Stock-based compensation	923	506
Deferred income taxes	842	(36)
Other	—	11
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	15,037	13,231
Notes receivable	(712)	(904)
Prepaid expenses and other	243	344
Other non-current assets	(1,256)	(797)
Accounts payable and accrued liabilities	(26,131)	(13,638)
Income taxes payable	(17,148)	(12,380)
Excess tax benefits from share-based payment arrangements	(319)	(70)
Deferred revenues	130	839
Other non-current liabilities	(325)	(1,323)

Net cash used in operating activities	(38,870)	(22,751)

Investing activities:
Capital expenditures	(2,300)	(593)
Funding provided to franchisees	(428)	(945)
Cash paid for acquisitions	(1,205)	(156)

Net cash used in investing activities	(3,933)	(1,694)

Financing activities:
Common stock repurchases	(34,114)	(20,273)
Repayment of Notes	—	(175,000)
Borrowings under revolving credit facilities	74,000	209,000
Repayment of borrowings under revolving credit facilities	(9,000)	(99,000)
Proceeds from issuance of common stock	1,043	1,688
Dividends paid to stockholders	(4,145)	(2,982)
Debt issuance costs	—	(667)
Payments on capitalized lease obligation	—	(90)
Excess tax benefits from share-based payment arrangements	319	70

Net cash provided by (used) in financing activities	28,103	(87,254)

Net decrease in cash and cash equivalents	(14,700)	(111,699)
Cash and cash equivalents, beginning of period	15,150	113,264

Cash and cash equivalents, end of period	$450	$1,565

The accompanying notes are an integral part of these Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Jackson Hewitt Tax Service Inc. provides computerized preparation of federal, state and local individual income tax returns in the United States through a nationwide network of franchised and company-owned tax offices operating under the brand name Jackson Hewitt Tax Service®. The Company provides its customers with convenient, fast and accurate tax return preparation services and electronic filing. In connection with their tax preparation experience, the Company’s customers may select various financial products to suit their needs, including refund anticipation loans (“RALs”). “Jackson Hewitt,” and the “Company” are used interchangeably in these notes to the consolidated financial statements to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

Jackson Hewitt was incorporated in Delaware in February 2004 to be the parent corporation in connection with the Company’s initial public offering (“IPO”) pursuant to which Cendant Corporation (“Cendant”) divested 100% of its ownership interest in Jackson Hewitt Tax Service Inc. Jackson Hewitt Inc. (“JHI”) is a wholly-owned subsidiary of Jackson Hewitt. Company-owned office operations are conducted by Tax Services of America, Inc. (“TSA”), which is a wholly-owned subsidiary of JHI. The Consolidated Financial Statements include the accounts and transactions of Jackson Hewitt and its subsidiaries.

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and other financial information included in the Company’s Annual Report on Form 10-K which was filed with the SEC on July 14, 2006.

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended July 31,
	(In thousands)
	2006	2005
Net loss	$(12,670)	$(13,207)
Changes in fair value of derivatives	(6)	—

Total comprehensive loss	$(12,676)	$(13,207)

Computation of loss per share

Basic loss per share is calculated by dividing net loss available to the Company’s common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss available to the Company’s common stockholders by an adjusted weighted average number of common shares outstanding assuming conversion of potentially dilutive securities arising from stock options outstanding. Stock options to purchase 2,391,148 and 2,361,495 shares of common stock were not included in the computation of diluted net loss per share for the three months ended July 31, 2006 and 2005, respectively, because the effect would have been antidilutive.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income tax positions that the Company has taken or expects to take with respect to a tax refund. FIN No. 48 prescribes a more-likely-than-not threshold for recognition as well as measurement criteria for changes in such tax positions for financial statement purposes. In addition, FIN No. 48 also requires additional qualitative and quantitative disclosures on unrecognized tax benefits to be included in the notes to the consolidated financial statements. The Company will be required to adopt the provisions of FIN No. 48 beginning in fiscal 2008. The Company is currently assessing the impact of the adoption of FIN No. 48 on its Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company adopted the provisions of SFAS No. 123R on May 1, 2006. On January 1, 2003, the Company had adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” As a result, the Company has since been recording stock-based compensation expense. Prior to the adoption of SFAS No. 123R, the Company’s practice with respect to forfeitures was to recognize the related benefit upon forfeiture of the award. Beginning in the first quarter of fiscal 2007, the Company began recognizing compensation expense net of estimated forfeitures upon the issuance of the award. The adoption of SFAS No. 123R did not have a material effect on the Company’s results of operations, financial position or cash flows. See “Note 5- Stock-Based Compensation” for additional information.

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2006	$336,767	$55,933	$392,700
Additions	—	37	37

Balance as of July 31, 2006	$336,767	$55,970	$392,737

Other intangible assets consist of:

	As of July 31, 2006			As of April 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(13,192)	$2,860	$16,052	$(12,789)	$3,263
Customer relationships(b)	7,535	(5,994)	1,541	7,535	(5,713)	1,822

Total amortizable other intangible assets	$23,587	$(19,186)	4,401	$23,587	$(18,502)	5,085

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000

Total other intangible assets			$85,401			$86,085

(a)	Amortized over a period of 10 years.
(b)	Amortized over a period of two to seven years.

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2006	$84,263	$1,822	$86,085
Amortization	(403)	(281)	(684)

Balance as of July 31, 2006	$83,860	$1,541	$85,401

Amortization expense relating to other intangible assets was as follows:

	Three Months Ended July 31,
	2006	2005
	(In thousands)
Franchise agreements	$403	$401
Customer relationships	281	232

Total	$684	$633

Estimated amortization expense related to other intangible assets for each of the respective periods in the fiscal periods ended April 30 is as follows:

Amount
(In thousands)
Remaining nine months in fiscal 2007	$1,825
2008	1,522
2009	368
2010	263
2011	186
2012 and thereafter	237

Total	$4,401

4. LONG-TERM DEBT AND CREDIT FACILITIES

$250 Million Credit Facility

On June 29, 2005, the Company established a $250.0 million five-year unsecured credit facility (the “$250 Million Credit Facility”) that generally had less restrictive covenants than those contained in the Company’s prior debt agreements and reduced the cost of debt. Borrowings under the $250 Million Credit Facility are to be used to finance working capital needs, potential acquisitions and other general corporate purposes, including repurchases of the Company’s common stock.

The $250 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Eurodollar borrowings bear interest at the London Inter-Bank Offer Rate (“LIBOR”), as defined in the $250 Million Credit Facility, plus a credit spread as defined in the $250 Million Credit Facility, ranging from 0.85% to 1.05% per annum. Base Rate borrowings, as defined in the $250 Million Credit Facility, bear interest primarily at the Prime Rate, as defined in the $250 Million Credit Facility. The $250 Million Credit Facility carries an annual fee ranging from 0.15% to 0.20% of the unused portion of the $250 Million Credit Facility, which is payable quarterly. The Company may also use the $250 Million Credit Facility to issue letters of credit for general corporate purposes. There was a $0.8 million letter of credit outstanding under the $250 Million Credit Facility as of July 31, 2006 as required under the Company’s lease agreement for its corporate headquarters in Parsippany, New Jersey, which will be reduced to $0.5 million in fiscal 2008 and terminate thereafter.

In connection with entering into the $250 Million Credit Facility, the Company incurred $0.7 million of financing fees, which were deferred and are being amortized to interest expense over the term of the $250 Million Credit Facility. Amortization of financing fees under the $250 Million Credit Facility amounted to $34,000 and $11,000 in the three months ended July 31, 2006 and 2005, respectively.

Interest expense associated with debt outstanding under the $250 Million Credit Facility was $1.1 million and $0.5 million in the three months ended July 31, 2006 and 2005, respectively.

The $250 Million Credit Facility contains covenants, including the requirement that the Company meet certain financial covenants, such as a maximum consolidated leverage ratio of 2.5:1.0 and a minimum consolidated interest coverage ratio of 4.0:1.0. The consolidated leverage ratio is the ratio of consolidated debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), each as defined in the $250 Million Credit Facility. The consolidated interest coverage ratio is the ratio of consolidated EBITDA to consolidated interest expense, each as defined in the $250 Million Credit Facility. The maximum leverage ratio and minimum interest coverage ratio remains fixed through the five-year term of the $250 Million Credit Facility. As of July 31, 2006, the Company was in compliance with these covenants.

Floating Rate Senior Unsecured Notes

On June 27, 2005, the Company repaid in full $175.0 million of five-year floating-rate senior unsecured notes (the “$175 Million Notes”) that were outstanding. To repay the $175 Million Notes, the Company used cash provided by operations from the prior tax season of $76.0 million and borrowed $99.0 million under the $100.0 million five-year revolving credit facility (the “$100 Million Credit Facility”), discussed below.

The Company had issued the $175 Million Notes through a private placement on June 25, 2004 in connection with the Company’s IPO. The $175 Million Notes accrued interest based on the three-month LIBOR plus 1.5%.

In connection with the issuance of the $175 Million Notes, the Company incurred $1.7 million of financing fees which were deferred and amortized to interest expense over the term of the $175 Million Notes. Amortization of such fees was $0.1 million in the three months ended July 31, 2005. The Company incurred a non-cash charge of $1.4 million in the three months ended July 31, 2005 related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes in June 2005.

Interest expense under the $175 Million Notes amounted to $1.3 million in the three months ended July 31, 2005.

$100 Million Credit Facility

On June 29, 2005, the Company repaid and then immediately terminated the $100 Million Credit Facility, which the Company had established on June 25, 2004.

In connection with entering into the $100 Million Credit Facility, the Company incurred $1.6 million of financing fees, which were deferred and were being amortized to interest expense over the five-year term of the $100 Million Credit Facility. Amortization of such fees amounted to $0.1 million in the three months ended July 31, 2005. The Company incurred a non-cash charge of $1.3 million in the three months ended July 31, 2005 related to the write-off of deferred financing costs associated with the termination of the $100 Million Credit Facility in June 2005.

As discussed above, on June 27, 2005, the Company borrowed $99.0 million from the $100 Million Credit Facility and two days later repaid this amount in full. Interest expense associated with borrowings under the $100 Million Credit Facility was $35,000 in the three months ended July 31, 2005.

Average Cost of Debt

The Company’s average cost of debt was 6.5% and 5.3% in the three months ended July 31, 2006 and 2005, respectively.

5. STOCK-BASED COMPENSATION

The Company’s 2004 Equity and Incentive Plan (the “Plan”), which is stockholder approved, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, RSUs and/or other stock-or cash-based awards representing the Company’s common stock to non-employee directors, officers, employees, advisors and consultants who are selected by the Company’s Compensation Committee for participation in the plan. In addition, the Company has authorized a stock purchase plan under which eligible employees have the ability to purchase shares of the Company’s common stock at 95% of market value. No stock has been offered for purchase under this plan as of July 31, 2006.

Under the Plan, stock options are generally granted with an exercise price equal to the market price of a share of common stock on the date of grant, have a contractual term of ten years and vest based on four years of continuous service from the date of grant. Certain awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The Plan includes nondiscretionary antidilution provisions in case of an equity restructuring.

As of July 31, 2006, there were four million securities authorized for issuance under the Plan. Upon option exercise, the number of securities available for future issuance under the Plan is reduced by the respective number of shares issued.

On July 11, 2006, the Company’s Board of Directors adopted an amendment and restatement of the Plan, subject to stockholder approval at the Company’s annual meeting of stockholders to be held on September 20, 2006. The amended and restated plan, among other things, increases the number of securities available for issuance under the Plan to 6.5 million.

The Company adopted the provisions of SFAS No. 123R on May 1, 2006, which, among other things, eliminated the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by APB No. 25 and by SFAS No. 123. On January 1, 2003, the Company had adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148. As a result, the Company has since been recording stock-based compensation expense so therefore the adoption of such provision had no impact to the Company during the three months ended July 31, 2006. Prior to the adoption of SFAS No. 123R, the Company’s practice with respect to forfeitures was to recognize the related benefit upon forfeiture of the award. Beginning in the first quarter of fiscal 2007, the Company began recognizing compensation expense net of estimated forfeitures upon the issuance of the award.

The Company incurred stock-based compensation expense of $0.8 million (net of a $0.1 million cumulative effect adjustment related to forfeitures upon adopting SFAS No. 123R) and $0.4 million in the three months ended July 31, 2006 and 2005, respectively, in connection with stock options granted to employees. The associated future income tax benefit recognized was $0.3 million and $0.2 million in the three months ended July 31, 2006 and 2005, respectively.

The weighted average grant date fair value of the Jackson Hewitt stock options granted during the three months ended July 31, 2006 and 2005 was $11.50 and $6.41, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model that used the assumptions noted below. For expected term, the Company used the methodology permitted under SEC Staff Accounting Bulletin No. 107 to determine expected holding period and will continue to do so until it can accumulate a reasonably consistent history of exercised options following the Company’s IPO to make a more refined estimate. Expected volatility was based on the Company’s historical publicly-traded stock price. The risk-free rates used were based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the weighted average assumptions used to determine compensation cost for stock options granted during the three months ended July 31, 2006 and 2005:

	Three Months Ended July 31,
	2006	2005
Expected term (years)	6.25	6.25
Expected volatility	32.0%	28.0%
Expected dividend yield	1.5%	1.5%

Risk-free rate	5.0%	3.9%

The following table summarizes information about stock option activity for the three months ended July 31, 2006:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of April 30, 2006	2,461,152	$17.68
Granted	549,414	$31.11
Exercised	(63,664)	$16.38
Forfeited	(5,996)	$17.00
Expired	(344)	$17.00

Outstanding as of July 31, 2006	2,940,562	$20.22	7.7	$40.9

Exercisable as of July 31, 2006	1,292,814	$16.16	6.2	$23.2

The total intrinsic value of stock options exercised (which is the amount by which the stock’s market price exceeded the option’s exercise price) on the date of exercise was $1.0 million for each of the three month periods ended July 31, 2006 and 2005, respectively.

The following table summarizes information about non-vested stock options as of July 31, 2006 and changes for the three months ended July 31, 2006:

	Number of Stock Options	Weighted Average Grant Date Fair Value
Non-vested as of April 30, 2006	1,546,019	$6.24
Granted	549,414	$11.50
Vested	(441,689)	$6.22
Forfeited	(5,996)	$6.01

Non-vested as of July 31, 2006	1,647,748	$8.00

As of July 31, 2006, there was $11.0 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 3.1 years. The total fair value of stock options vested during the three months ended July 31, 2006 and 2005 was $2.7 million and $1.5 million, respectively.

Restricted Stock Units

The Company incurred stock-based compensation expense of $0.1 million in each of the three month periods ended July 31, 2006 and 2005, respectively, in connection with the issuance of fully vested and non-forfeitable RSUs to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services. The following table summarizes the Company’s RSU activity during the three months ended July 31, 2006:

	RSUs	Weighted Average Grant Price
Number of shares of common stock represented by RSUs outstanding as of April 30, 2006	36,516	$20.54
RSUs granted at fair value	2,236	$34.01

Number of shares of common stock represented by RSUs outstanding as of July 31, 2006	38,752	$21.32

6. SHARE REPURCHASES

On May 31, 2006, the Company’s Board of Directors authorized a $75.0 million share repurchase program. As of July 31, 2006, the Company had repurchased 1,090,300 shares of the Company’s common stock totaling $34.1 million, including commissions, under this program.

During the three months ended July 31, 2005, the Company repurchased 860,600 shares of the Company’s common stock totaling $20.3 million, including commissions, under previously authorized repurchase programs.

The Company uses the cost method to account for such repurchases, which to date have been made in the open market. None of the Company’s repurchased shares have been retired as of July 31, 2006.

7. SEGMENT INFORMATION

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

Company-owned office operations typically recognizes marketing and advertising expenses equal to 6% of service revenues from operations, similar to that of franchise operations, which typically recognizes marketing and advertising expenses equal to 6% of total revenues earned by franchises. In addition, company-owned office operations also recognize regional and local marketing and advertising expenses.

	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Three months ended July 31, 2006
Revenues	$5,456	$405	$—	$5,861

Loss before income taxes	$(8,274)	$(5,959)	$(6,859)	$(21,092)

Three months ended July 31, 2005
Revenues	$5,803	$304	$—	$6,107

Loss before income taxes	$(6,883)	$(5,347)	$(9,514)	$(21,744)

(a)	Expenses consist of unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as stock-based compensation, interest income and interest expense.

8. COMMITMENTS AND CONTINGENCIES

Guarantees

The Company is required to provide various types of surety bonds, such as tax preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations to third parties. These bonds vary in duration although most are issued and outstanding from one to two years. As of July 31, 2006, the maximum potential payment under the aggregate outstanding surety bonds is $1.8 million. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company, through TSA, provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require it in certain circumstances to pay penalties and interest assessed by a taxing authority. The Company has recognized a liability of $0.1 million as of July 31, 2006 for the fair value of the obligation undertaken in issuing the guarantee. Such liability is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee® product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

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

There was a $0.8 million letter of credit outstanding under the $250 Million Credit Facility as of July 31, 2006 as required under the Company’s lease agreement for its corporate headquarters in New Jersey, which will be reduced to $0.5 million in fiscal 2008 and terminate thereafter.

The Company routinely enters into contracts that include indemnification provisions that typically serve to protect the contracting parties from losses such parties suffer as a result of acts or omissions of the Company and/or its affiliates, including in particular indemnity obligations relating to (a) tax, legal and other risks related to the purchase of businesses; (b) indemnification of the Company’s directors and officers; (c) indemnities of various lessors in connection with facility leases for certain claims arising from such facility or lease; and (d) third-party claims, including those from franchisees, relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnities, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against the Company and the ultimate liability related to any such claims, if any, is difficult to predict. While there have not been any indemnification payments by Jackson Hewitt under these arrangements in the past, there can be no assurance that the Company will not be obligated to make such payments in the future.

Legal Proceedings

On August 27, 2002, a plaintiff group comprising of 154 franchisees filed an action against Santa Barbara Bank & Trust (“SBB&T”) and the Company in the Superior Court of New Jersey, Morris County. The suit alleged, among other things, that the Company breached an agreement with the plaintiffs by not paying them a portion of surpluses in RAL loss reserves. The plaintiffs sought a declaratory judgment, an accounting, payment of an incentive rebate, unspecified compensatory and punitive damages, treble damages and attorneys’ fees. By an order dated December 6, 2002, the court dismissed the conversion and fraud counts of the complaint with prejudice. The plaintiffs filed an amended complaint on March 17, 2003. The parties submitted the matter to mediation in July 2003, which resulted in a settlement in which the Company agreed, among other things, to make a $2.0 million cash payment, spend an additional $2.0 million on regional advertising from 2004 through 2006, pay additional rebates to franchisees of up to $3.00 per RAL processed during the 2004 through 2006 tax seasons, subject to performance criteria, and implement a temporary royalty fee reduction program for certain new franchise offices. On December 19, 2003, the court issued a ruling enforcing the settlement and dismissed the action with prejudice. Accordingly, a $10.4 million charge was recognized in fiscal 2004. As of July 31, 2006, the Company has made cash payments of $9.9 million towards the litigation settlement. As of July 31, 2006, the Company’s litigation settlement accrual of $0.7 million is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet.

As of July 31, 2006, 152 plaintiffs in the action have executed the settlement agreement. One plaintiff has appealed the enforcement order of December 19, 2003. On May 17, 2005, the Superior Court of New Jersey Appellate Division reversed the trial court’s December 19, 2003 ruling as to the one who appealed, and remanded for further proceedings. The Company filed a petition for certification with the New Jersey Supreme Court. On May 31, 2006, the New Jersey Supreme Court reversed the judgment of the Appellate Division and remanded to the trial court to reinstate the judgment to enforce the settlement agreement. The litigation settlement accrual recognized in fiscal 2004 included potential settlement payment obligations to this plaintiff.

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

On June 18, 2004, Myron Benton brought a purported class action against SBB&T and the Company in the Supreme Court of the State of New York (County of New York) in connection with disclosures made in connection with the provision of RALs, alleging that the disclosures and related practices are fraudulent and otherwise unlawful, and seeking equitable and monetary relief. The Company filed a motion to dismiss that complaint. In response, Benton withdrew his original complaint and filed an amended complaint on January 3, 2005. The Company filed a motion for summary judgment and the plaintiff filed a cross-motion for summary judgment. On July 26, 2006, the Court granted the Company’s motion for summary judgment in all respects, dismissing the plaintiff’s amended complaint. The plaintiff has the right to appeal.

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

In March 2003, the California Attorney General’s Office initiated an inquiry into the Company’s business practices. The Company has been in discussions with the California Attorney General’s Office and has been cooperating with the inquiry and voluntarily providing information and documents requested. Areas of discussion include, but are not limited to, the manner in which services are marketed and financial products are facilitated. The California Attorney General’s Office has expressed concerns that certain business practices may violate the law. The Company has reached an understanding with the California Attorney General’s Office which provides that the Company will enter into a consent judgment providing monetary and injunctive relief. The proposed judgment provides for a $4 million fund from which California customers of Jackson Hewitt who purchased financial products facilitated by Jackson Hewitt between 2001 and 2004 can obtain relief based on the number of financial products they purchased and the amount of cross or direct collection monies they paid. In addition, the Company would pay a $0.5 million civil monetary penalty and $0.5 million in costs of investigation to the State. The Company is currently in negotiations with the California Attorney General’s Office regarding the terms of injunctive relief provisions. It is anticipated that the matter will be fully resolved by the end of this calendar year. The Company does not believe that the terms of the proposed settlement will have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company estimates that the range of liability, net of expected insurance coverage, with respect to resolution of this matter is between $3.8 million and $5.0 million, for which the Company recorded a charge of $3.8 million as of April 30, 2006. The related accrual of $3.8 million is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet as of July 31, 2006. There can be no assurance that the Company’s efforts to resolve this inquiry will be successful, or that the amount reserved will be sufficient.

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

9. SUBSEQUENT EVENTS

Declaration of Dividend

On August 22, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock, payable on October 13, 2006, to common stockholders of record on September 28, 2006.

Termination of Telecommunications Services Agreement

Since the Company’s IPO, Cendant has provided telecommunication services to the Company as an unaffiliated entity pursuant to the transitional agreement that the Company entered into with Cendant in connection with the Company’s IPO. In August 2006, the Company notified Avis Budget Group, Inc., as successor to Cendant, of its intent to terminate the provision of these services effective September 30, 2006. The Company’s costs for telecommunications services were $0.1 million and $0.3 million for the three months ended July 31, 2006 and 2005, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on July 14, 2006.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those contained in “Part I. Item 1—Consolidated Financial Statements” and notes thereto, “Part I. Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 1—Legal Proceedings” included in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of Jackson Hewitt Tax Service Inc. All statements in this report, other than statements that are purely historical, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could.” These forward-looking statements involve risks and uncertainties.

Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the following potential risks and uncertainties: our ability to achieve the same levels of growth in revenues and profits in the future as we have in the past; our ability to successfully attract and retain key personnel; government initiatives that simplify tax return preparation or reduce the need for a third party tax return preparer, improve the timing and efficiency of processing tax returns or decrease the number of tax returns filed or reduce the size of tax refunds; government legislation and regulation of the tax preparation industry and related financial products, including refund anticipation loans; our exposure to litigation; the failure of our insurance to cover all the risks associated with our business; our ability to protect our customers’ personal information; the success of our franchised offices; our responsibility to third parties for the acts of our franchisees; the effectiveness of our marketing and advertising programs and franchisee support of these programs; disruptions in our relationships with our franchisees; changes in our relationships with financial product providers that could reduce the revenues we derive from our agreements with these financial institutions as well as affect our customers’ ability to obtain financial products through our tax preparation offices; changes in our relationships with retailers that could affect our growth and profitability; seasonality of our business and its effect on our stock price; competition from tax return preparation service providers, volunteer organizations and the government; our ability to offer innovative new financial products and services; our reliance on electronic communications to perform the core functions of our business; our ability to protect our intellectual property rights or defend against any third party allegations of infringement by us; our reliance on cash flow from subsidiaries; our compliance with credit facility covenants; our exposure to increases in prevailing market interest rates; the effect of market conditions, general conditions in the tax return preparation industry or general economic conditions; changes in accounting policies or practices and our ability to maintain an effective system of internal controls.

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

Jackson Hewitt Tax Service Inc. is the second largest paid individual tax return preparer in the United States based upon the number of individual tax returns prepared and filed with the Internal Revenue Service (“IRS”). In fiscal 2006, our network consisted of 6,022 franchised and company-owned offices and prepared 3.7 million returns. We estimate our network represents approximately 4% of all tax returns prepared with the assistance of a paid tax return preparer (“paid tax return preparer market”). We generate revenues from fees paid by our franchisees, service revenues earned at company-owned offices and financial product related revenues. “Jackson Hewitt,” “we,” “our,” and “us,” are used interchangeably in this report to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

Seasonality of Operations

Given the seasonal nature of the tax preparation business, we have historically generated and expect to continue to generate substantially all of our revenues during the tax season period from January 1 through April 30 of each year. In fiscal 2006, we earned 93% of our revenues during this period. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs primarily associated with preparing for the upcoming tax season.

Termination of Telecommunications Services Agreement

Since our IPO, Cendant has provided telecommunication services to us as an unaffiliated entity pursuant to the transitional agreement that we entered into with Cendant in connection with the IPO. In August 2006, we notified Avis Budget Group, Inc., as successor to Cendant, of our intent to terminate the provision of these services effective September 30, 2006. Our costs for telecommunications services were $0.1 million and $0.3 million for the three months ended July 31, 2006 and 2005, respectively.

RESULTS OF OPERATIONS

Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

Consolidated Results of Operations

	Three Months Ended July 31,
	2006	2005
	(in thousands)
Revenues
Franchise operations revenues:
Royalty	$623	$455
Marketing and advertising	280	210
Financial product fees	2,218	1,846
Other financial product revenues	—	1,310
Other	2,335	1,982
Service revenues from company-owned office operations	405	304

Total revenues	5,861	6,107

Expenses
Cost of franchise operations	7,960	7,512
Marketing and advertising	2,834	2,683
Cost of company-owned office operations	4,792	4,179
Selling, general and administrative	7,571	6,837
Depreciation and amortization	2,972	2,659

Total expenses	26,129	23,870

Loss from operations	(20,268)	(17,763)
Other income/(expense):
Interest income	413	730
Interest expense	(1,237)	(2,034)
Write-off of deferred financing costs	—	(2,677)

Loss before income taxes	(21,092)	(21,744)
Benefit from income taxes	8,422	8,537

Net loss	$(12,670)	$(13,207)

Given the seasonality of our business, approximately 2% of the total tax returns prepared by our network in fiscal 2006 were prepared in the first two fiscal quarters. Consequently, the number of tax returns prepared during the first two fiscal quarters and the corresponding revenues are not indicative of the overall trends of our business for the fiscal year. Most tax returns prepared in the first two fiscal quarters are related to either tax returns for which filing extensions had been applied for by the customer or amended tax returns.

Three Months Ended July 31, 2006 as Compared to Three Months Ended July 31, 2005

Total Revenues

Total revenues decreased $0.2 million, or 4%, primarily due to the elimination of other financial product revenues under our financial product agreements that became effective for the 2006 tax season. The decline was mostly offset by increases in all other categories of total revenues. Financial product fees earned in the first and second quarters are limited primarily to the Gold Guarantee® product. Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total expenses increased $2.3 million, or 9%. The more notable highlights were as follows:

Cost of franchise operations: Cost of franchise operations increased $0.4 million, or 6%, primarily due to the cumulative growth in the Gold Guarantee program over the past three years as expense from the Gold Guarantee product is charged ratably over the product’s 36-month life.

Marketing and advertising: Marketing and advertising expenses increased $0.2 million, or 6%, in anticipation of growth in the business in the upcoming tax season.

Cost of company-owned office operations: Cost of company-owned office operations increased $0.6 million, or 15%, primarily due to off-season occupancy costs and other operating costs associated with the increased number of locations opened since July 31, 2005.

Selling, general and administrative: Selling, general and administrative increased $0.7 million, or 11%, due to the: (i) increase of $0.4 million in stock-based compensation due to additional stock options granted in the three months ended July 31, 2006 and the (ii) increase of $0.3 million in personnel and other administrative expenses, including higher commission expenses incurred as a result of an increased number of territory sales during the current quarter.

Depreciation and amortization: Depreciation and amortization increased $0.3 million, or 12%, primarily due to increased capital expenditures in fiscal 2006.

Other Income/(Expense)

Interest income: Interest income decreased $0.3 million, or 43%, primarily due to the lower average cash balances following the repayment of the $175.0 million of five-year floating-rate senior unsecured notes (the “$175 Million Notes”).

Interest expense: Interest expense decreased $0.8 million, or 39%, primarily due to lower average debt outstanding.

Write-off of deferred financing costs: In the three months ended July 31, 2005, we incurred a non-cash charge of $2.7 million related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes and the termination of the $100.0 million five-year revolving credit facility (“$100 Million Credit Facility”).

Segment Results and Corporate and Other

Franchise Operations

Results of Operations

	Three Months Ended July 31,
	2006	2005
	(in thousands)
Revenues
Royalty	$623	$455
Marketing and advertising	280	210
Financial product fees	2,218	1,846
Other financial product revenues	—	1,310
Other	2,335	1,982

Total revenues	5,456	5,803

Expenses
Cost of franchise operations	7,960	7,512
Marketing and advertising	2,692	2,499
Selling, general and administrative	1,086	881
Depreciation and amortization	2,263	1,983

Total expenses	14,001	12,875

Loss from operations	(8,545)	(7,072)
Other income/(expense):
Interest income	271	189

Loss before income taxes	$(8,274)	$(6,883)

Three Months Ended July 31, 2006 as Compared to Three Months Ended July 31, 2005

Total Revenues

Total revenues decreased $0.3 million, or 6%, primarily due to the elimination of other financial product revenues under the Company’s financial product agreements that became effective for the 2006 tax season. The decline was mostly offset by increases in all other categories of total revenues, as described below:

Royalty and marketing and advertising: Royalty revenues increased $0.2 million, or 37%, and marketing and advertising revenues increased $0.1 million, or 33%, primarily due to increases in the number of tax returns prepared and average revenues per tax return prepared.

Financial product fees and other financial product revenues: Financial product fees and other financial product revenues together declined by $0.9 million to $2.2 million. Financial product fees in connection with our financial product agreements which became effective for the 2006 tax season are primarily earned during the third and fourth fiscal quarters for providing each financial institution access to the Company’s customers and supporting the technology needs of the programs. Financial product fees earned in the first and second quarters are limited primarily to the Gold Guarantee product. The prior year first fiscal quarter also included $0.8 million of other financial product revenues from the financial institutions that provided refund anticipation loans to customers prior to 2005.

Other revenues: Other revenues of $2.3 million included the sale of 75 territories. Other revenues in the same prior year period included the sale of 52 territories.

Total Expenses

Total expenses increased $1.1 million, or 9%. The more notable highlights were as follows:

Cost of operations: Cost of operations increased $0.4 million, or 6%, primarily due to the cumulative growth in the Gold Guarantee program over the past three years.

Marketing and advertising: Marketing and advertising expenses increased $0.2 million, or 8%, in anticipation of growth in the business in the upcoming tax season.

Selling, general and administrative: Selling, general and administrative increased $0.2 million, or 23%, primarily due to the increase in personnel and other administrative expenses, including higher commission expenses incurred as a result of an increased number of territory sales during the current quarter.

Depreciation and amortization: Depreciation and amortization increased $0.3 million, or 14%, primarily due to increased capital expenditures in fiscal 2006.

Company-Owned Office Operations

Results of Operations

	Three Months Ended July 31,
	2006	2005
	(in thousands)
Revenues
Service revenues from operations	$405	$304

Expenses
Cost of operations	4,792	4,179
Marketing and advertising	142	184
Selling, general and administrative	721	612
Depreciation and amortization	709	676

Total expenses	6,364	5,651

Loss from operations	(5,959)	(5,347)

Loss before income taxes	$(5,959)	$(5,347)

Three Months Ended July 31, 2006 as Compared to Three Months Ended July 31, 2005

Loss before income taxes

Loss before income taxes increased $0.6 million, or 11%, primarily due to off-season occupancy costs and other operating costs associated with the increased number of locations opened since July 31, 2005.

Corporate and Other

Corporate and other expenses consist of unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as stock-based compensation, interest income and interest expense.

	Three Months Ended July 31,
	2006	2005
	(in thousands)
Expenses (a)
General and administrative	$4,841	$4,838
Stock-based compensation	923	506

Total expenses	5,764	5,344
Loss from operations	(5,764)	(5,344)

Other income/(expense):
Interest income	142	541
Interest expense	(1,237)	(2,034)
Write-off of deferred financing costs	—	(2,677)

Loss before income taxes	$(6,859)	$(9,514)

(a)	Included in selling, general and administrative in the Consolidated Statements of Operations.

Three Months Ended July 31, 2006 as Compared to Three Months Ended July 31, 2005

Loss from operations increased $0.4 million, or 8%, primarily due to increased stock–based compensation as a result of additional stock options granted to employees during the three months ended July 31, 2006.

Other income/(expense)

Interest income: Interest income decreased $0.4 million, or 74%, primarily due to the lower average cash balances following the repayment of the $175 Million Notes in June 2005.

Interest expense: Interest expense decreased $0.8 million, or 39%, primarily due to lower average debt outstanding.

Write-off of deferred financing costs: In the three months ended July 31, 2005, we incurred a non-cash charge of $2.7 million related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes and termination of our $100 Million Credit Facility.

Contractual Obligations

In the three months ended July 31, 2006, we entered into purchase obligations totaling $2.0 million for technology-related services. Payment is due in the following periods: $0.7 million in the remainder of fiscal 2007; $0.6 million in fiscal 2008; $0.6 million in fiscal 2009 and $0.1 million in fiscal 2010.

Liquidity and Capital Resources

Historical Sources and Uses of Cash from Operations

Seasonality of Cash Flows

The tax preparation business is highly seasonal resulting in substantially all of our revenues and cash flow being generated during the tax season, which is the period from January 1 through April 30. Following the tax season, from May 1 through December 31, we primarily rely on excess operating cash flow from the previous tax season and our $250.0 million five-year unsecured credit facility (“$250 Million Credit Facility’) to fund our operating expenses and to reinvest in our business to support future growth. Given the nature of the franchise business model, our business is not capital intensive and has historically generated strong operating cash flow from operations.

Prior Year’s Repayment of Long-Term Debt and the Establishment of a $250 Million Credit Facility

On June 27, 2005, we repaid in full the $175 Million Notes. To repay the $175 Million Notes, we used cash provided by operations of $76.0 million and borrowed $99.0 million under our $100 Million Credit Facility that was established in June 2004. We incurred a non-cash charge of $2.7 million related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes and termination of our $100 Million Credit Facility noted below.

On June 29, 2005, we established our $250 Million Credit Facility that made many of the covenants less restrictive than the covenants in our prior debt agreements and reduced the cost of debt. We repaid in full $99.0 million that was outstanding under our $100 Million Credit Facility with proceeds from our $250 Million Credit Facility and then terminated the $100 Million Credit Facility. Borrowings under the $250 Million Credit Facility are to be used to finance working capital needs, potential acquisitions and other general corporate purposes including repurchases of our common stock. The $250 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Eurodollar borrowings bear interest at the LIBOR, as defined in the $250 Million Credit Facility, plus a credit spread as defined, ranging from 0.85% to 1.05% per annum. Base Rate borrowings, as defined in the $250 Million Credit Facility, bear interest primarily at the Prime Rate, as defined in the agreement. The $250 Million Credit Facility carries an annual fee ranging from 0.15% to 0.20% of the unused portion of the $250 Million Credit Facility, which is payable quarterly. We may also use the $250 Million Credit Facility to issue letters of credit for general corporate purposes. There was a $0.8 million letter of credit outstanding under the $250 Million Credit Facility as of July 31, 2006 as required under a lease agreement for our corporate headquarters in New Jersey which will be reduced to $0.5 million in fiscal 2008 and terminate thereafter.

To the extent we complete any acquisitions, or as we continue to grow, we may require additional debt or equity financing to meet our capital needs. Our liquidity position may be negatively affected by unfavorable conditions in the market in which we operate. In addition, our inability to generate sufficient profits during tax season may unfavorably impact our funding requirements.

For a more detailed discussion of our $250 Million Credit Facility, including a description of financial covenants which we are required to meet, please see Part I–Item 1–”Note 4-Long-Term Debt and Credit Facilities” to our Consolidated Financial Statements.

Sources and Uses of Cash

Operating activities

In the three months ended July 31, 2006, net cash used in operating activities was $38.9 million as compared to $22.8 million in the same prior year period. Some of the more notable changes include:

•	The decrease in accounts receivable decreased net cash used in operating activities—Growth in our business in fiscal 2006 resulted in a 32% increase in accounts receivable as of April 30, 2006 as compared to April 30, 2005, which subsequently resulted in higher collections during the three months ended July 31, 2006.

•	The decrease in accounts payable and accrued liabilities increased net cash used in operating activities—The decrease in the balance was primarily the result of timing as various payments being made earlier in the current fiscal year.

•	The decrease in income taxes payable increased net cash used in operating activities—Tax payments increased given the growth in our business and the increase in annual taxable income.

Investing activities

We continue to reinvest capital in our business, primarily for computer equipment and software, expansion of our company-owned office locations, funding provided to franchisees of development advance notes to convert to the Jackson Hewitt system and costs to acquire independent tax preparation offices. In the three months ended July 31, 2006, net cash used in investing activities was $3.9 million as compared to $1.7 million in the same prior year period. Some of the more notable changes include:

•	Increase in capital expenditures—The relocation of our technology headquarters in Sarasota, Florida resulted in capital expenditures of $1.0 million for leasehold improvements and new equipment.

•	Increase in acquisition payments – The increase in acquisition payments in the three months ended July 31, 2006 was related primarily to the increase in the settlement of deferred purchase price obligations for acquisitions executed in the respective prior fiscal year.

Financing activities

Financing activities primarily relate to net borrowing under our credit facilities, share repurchase programs and dividends paid to stockholders. In the three months ended July 31, 2006, net cash provided by financing activities was $28.1 million as compared to net cash used in financing activities of $87.3 million in the same prior year period. Some of the more notable changes include:

•	Increase in net borrowings - During the current quarter, there was a net increase of $65.0 million in borrowings as we utilized our $250 Million Credit Facility to fund the business following the tax season. In the same prior year period, we had a net reduction in borrowings of $65.0 million primarily due to the repayment in the three months ended July 31, 2005 of the $175 Million Notes.

•	Increase in common stock repurchases - We repurchased $34.1 million of common stock as compared to $20.3 million of common stock in the same prior year period, primarily as a result of a larger authorized share repurchase program and the program commencing earlier during the quarter as compared to the same prior year period.

•	Increase in dividend payments - We made quarterly dividend payments to stockholders in both periods for which the quarterly payment was increased from $0.08 per share to $0.12 cents per share.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

We are committed to growing our business while maintaining a flexible capital structure to reinvest in the business as well as to return excess capital to stockholders in the form of dividends and share repurchases. Our primary future cash requirements will be to fund operating activities, repurchase shares of our common stock, repay outstanding borrowings under the $250 Million Credit Facility, make periodic interest payments on our debt outstanding, fund capital expenditures, pay quarterly dividends, fund development advances and fund acquisitions. For the remainder of fiscal 2007, our primary cash requirements are as follows:

•	Expenses including cost of franchise operations, marketing and advertising, selling, general and administrative expenses—Expenses preceding the tax season relate primarily to personnel and facility related costs. Marketing and advertising expenses, as compared to the other categories of expenses, are more seasonal in nature and typically increase in our third and fourth fiscal quarters when most of our revenues are earned. Marketing and advertising expenses include national, regional and local campaigns designed to increase brand awareness and attract both early-season and late-season tax filers. We also receive marketing and advertising payments from franchisees to fund our budget for most of these expenses. We expect to experience an increase in expenses during the remainder of fiscal 2007 as we expect to grow our business.

•	Expenses to operate company-owned offices—Our company-owned offices complement our franchise system and are focused primarily on growth through the acquisition of independent tax practices and the opening of new company-owned offices within existing territories as well as increasing office productivity. Expenses to operate our company-owned offices begin to increase during the third fiscal quarter and peak during the fourth fiscal quarter primarily due to the labor costs related to the seasonal employees who provide tax preparation services to our customers.

•	Repurchase of shares of our common stock—On May 31, 2006, our Board of Directors authorized a $75.0 million share repurchase program which as of August 31, 2006 we had repurchased 1,280,100 shares of our common stock totaling $40.8 million, including commissions, under this program. Such repurchases to date have been made in open market purchases. In the future, such repurchases may be made through open market purchases or privately negotiated transactions. Such repurchases depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

•	Repayment of outstanding borrowings under the $250 Million Credit Facility—As of August 31, 2006, we had $132.0 million outstanding under our $250 Million Credit Facility. We anticipate generating operating cash flow next tax season to partially repay outstanding borrowings under the $250 Million Credit Facility.

•	Capital expenditures—We anticipate spending $6 to 8 million over the remainder of fiscal 2007, which will primarily include: (i) leasehold improvements associated with new locations and replacement of legacy equipment in Company-Owned offices and (ii) investment in information technology upgrades to support our growth.

•	Quarterly dividends—We intend to make quarterly cash dividend payments of $0.12 per common share over the remainder of fiscal 2007.

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

Goodwill

We review the carrying value of our goodwill by comparing the carrying value of our reporting units to their fair value. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact results. We review the carrying value of goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. An adverse change to our business would impact our consolidated results and may result in an impairment of our goodwill. The aggregate carrying value of our goodwill was $392.7 million as of July 31, 2006. See Part I–Item 1- “Note 3—Goodwill and Other Intangible Assets, Net” to our Consolidated Financial Statements for more information on goodwill.

Other Intangible Assets

Indefinite-lived intangible assets are carried at the lower of cost or fair value. If the fair value of the indefinite-lived intangible asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference. We review the carrying value of indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. An adverse change to our business would impact our consolidated results and may result in an impairment of our indefinite-lived intangible assets. The aggregate carrying value of our indefinite-lived intangible assets was $81.0 million as of July 31, 2006. See Part I-Item 1—”Note 3—Goodwill and Other Intangible Assets, Net” to our Consolidated Financial Statements for more information on indefinite-lived intangible assets.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income tax positions that we have taken or expect to take with respect to a tax refund. FIN No. 48 prescribes a more-likely-than-not threshold for recognition as well as measurement criteria for changes in such tax positions for financial statement purposes. In addition, FIN No. 48 also requires additional qualitative and quantitative disclosures on unrecognized tax benefits to be included in the notes to the consolidated financial statements. We will be required to adopt the provisions of FIN No. 48 beginning in fiscal 2008. We are currently assessing the impact of the adoption of FIN No. 48 on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). We adopted the provisions of SFAS No. 123R on May 1, 2006. On January 1, 2003, we had adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” As a result, we have since been recording stock-based compensation expense. Prior to our adoption of SFAS No. 123R, our practice with respect to forfeitures was to recognize the related benefit upon forfeiture of the award. Beginning in the first quarter of fiscal 2007, we began recognizing compensation expense net of estimated forfeitures upon the issuance of the award. The adoption of SFAS No. 123R did not have a material effect on our results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A 1% change in the interest rate on our floating-rate borrowings outstanding as of July 31, 2006, excluding our $50.0 million of hedged borrowings whereby we fixed the interest rate, would result in an increase or decrease in interest expense of $0.7 million annually.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management has established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company’s disclosure controls are designed to provide a reasonable level of assurance that the stated objectives are met. The Company’s management, including the principal executive officer and principal financial officer, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must also reflect the fact that there are resource constraints, with the benefits of controls considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be prevented or detected.

(b) Changes in Internal Control over Financial Reporting.

During the three months ended July 31, 2006, there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Part 1 – Item 1 – “Note 8 – Commitments and Contingencies,” to our Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors.

During the three months ended July 31, 2006, there were no material changes from risk factors as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds:

There were no unregistered sales of equity securities during the three months ended July 31, 2006.

Issuer Purchases of Equity Securities:

Period of settlement date	Total Number of Shares Repurchased	Average Price Paid per Share (including Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program at end of Period (a)
May 1-31, 2006	—	—	—	—
June 1-30, 2006	852,500	$31.23	852,500	$48.4 million
July 1-31, 2006	237,800	31.52	237,800	$40.9 million

Three months ended July 31, 2006	1,090,300	$31.29	1,090,300	$40.9 million

(a)	On June 1, 2006, we announced a $75.0 million share repurchase program.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended July 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended July 31, 2006.

Item 5. Other Information.

There is no other information to be disclosed.

Item 6. Exhibits.

Exhibits: We have filed the following exhibits in connection with this report:

10.1	Employment Agreement between Jackson Hewitt Tax Service Inc. and Michael D. Lister effective as of July 20, 2006.

10.2	Employment Agreement between Jackson Hewitt Tax Service Inc. and Mark L. Heimbouch effective as of July 20, 2006.

10.3	Employment Agreement between Jackson Hewitt Tax Service Inc. and Steven L. Barnett effective as of July 20, 2006.

10.4	Employment Agreement between Jackson Hewitt Tax Service Inc. and Michael C. Yerington effective as of August 8, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 11, 2006.

JACKSON HEWITT TAX SERVICE INC.

By:

/s/ MICHAEL D. LISTER
Michael D. Lister
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MARK L. HEIMBOUCH
Mark L. Heimbouch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)