Form 10-Q
period 2006-10-31
JACKSON HEWITT TAX SERVICE INC
filed 2006-12-06
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock was 32,836,016 (net of 5,086,256 shares held in treasury) as of November 30, 2006.

JACKSON HEWITT TAX SERVICE INC.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of
	October 31, 2006	April 30, 2006
Assets
Current assets:
Cash and cash equivalents	$457	$15,150
Accounts receivable, net of allowance for doubtful accounts of $1,577 and $1,168, respectively	2,864	20,184
Notes receivable, net	5,355	4,830
Prepaid expenses and other	7,800	8,755
Deferred income taxes	4,996	4,583

Total current assets	21,472	53,502

Property and equipment, net	36,406	35,808
Goodwill	393,122	392,700
Other intangible assets, net	84,994	86,085
Notes receivable, net	6,415	3,453
Other non-current assets, net	15,669	16,534

Total assets	$558,078	$588,082

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$22,832	$44,001
Income taxes payable	13,139	47,974
Deferred revenues	7,983	9,304

Total current liabilities	43,954	101,279

Long-term debt	193,000	50,000
Deferred income taxes	37,097	36,526
Other non-current liabilities	8,826	12,354

Total liabilities	282,877	200,159

Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.01; Authorized: 200,000,000 shares;
Issued: 37,918,391 and 37,843,898 shares, respectively	379	378
Additional paid-in capital	354,132	350,526
Retained earnings	61,134	97,413
Accumulated other comprehensive income	491	933
Less: Treasury stock, at cost: 5,005,256 and 2,538,197 shares, respectively	(140,935)	(61,327)

Total stockholders’ equity	275,201	387,923

Total liabilities and stockholders’ equity	$558,078	$588,082

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Revenues
Franchise operations revenues:
Royalty	$719	$872	$1,342	$1,327
Marketing and advertising	316	402	596	612
Financial product fees	2,269	2,136	4,487	3,982
Other financial product revenues	—	2,799	—	4,109
Other	2,397	2,279	4,732	4,261
Service revenues from company-owned office operations	454	538	859	842

Total revenues	6,155	9,026	12,016	15,133

Expenses
Cost of franchise operations	7,993	6,991	15,953	14,503
Marketing and advertising	3,463	3,172	6,297	5,855
Cost of company-owned office operations	5,907	4,964	10,699	9,143
Selling, general and administrative	9,233	8,283	16,804	15,120
Depreciation and amortization	2,994	2,724	5,966	5,383

Total expenses	29,590	26,134	55,719	50,004

Loss from operations	(23,435)	(17,108)	(43,703)	(34,871)
Other income/(expense):
Interest income	253	195	666	925
Interest expense	(2,495)	(1,883)	(3,732)	(3,917)
Write-off of deferred financing costs	(108)	—	(108)	(2,677)
Other	—	216	—	216

Loss before income taxes	(25,785)	(18,580)	(46,877)	(40,324)
Benefit from income taxes	10,296	7,292	18,718	15,829

Net loss	$(15,489)	$(11,288)	$(28,159)	$(24,495)

Loss per share:
Basic and diluted	$(0.46)	$(0.31)	$(0.82)	$(0.67)

Dividends declared per share:
Basic and diluted	$0.12	$0.08	$0.24	$0.16

Weighted average shares outstanding:
Basic and diluted	33,628	36,218	34,258	36,818

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended October 31,
	2006	2005
Operating activities:
Net loss	$(28,159)	$(24,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,966	5,383
Amortization of Gold Guarantee product	(1,214)	(1,098)
Amortization of development advances	600	583
Amortization of deferred financing costs	68	157
Write-off of deferred financing costs	108	2,677
Provision for uncollectible receivables	(222)	8
Stock-based compensation	1,992	1,276
Deferred income taxes	(284)	189
Other	—	(206)
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	15,988	10,150
Notes receivable	(2,620)	(2,437)
Prepaid expenses and other	955	(1,934)
Other non-current assets	(1,014)	(1,165)
Accounts payable and accrued liabilities	(20,617)	(8,953)
Income taxes payable	(34,458)	(21,339)
Excess tax benefits from share-based payment arrangements	(377)	(340)
Deferred revenues	55	324
Other non-current liabilities	(295)	(490)

Net cash used in operating activities	(63,528)	(41,710)

Investing activities:
Capital expenditures	(4,832)	(4,668)
Funding provided to franchisees	(1,108)	(1,007)
Cash paid for acquisitions	(1,615)	(156)

Net cash used in investing activities	(7,555)	(5,831)

Financing activities:
Common stock repurchases	(79,608)	(58,512)
Repayment of Notes	—	(175,000)
Borrowings under revolving credit facilities	155,000	272,000
Repayment of borrowings under revolving credit facilities	(12,000)	(99,000)
Proceeds from issuance of common stock	1,230	1,785
Dividends paid to stockholders	(8,112)	(5,849)
Debt issuance costs	(497)	(681)
Payments on capitalized lease obligation	—	(119)
Excess tax benefits from share-based payment arrangements	377	340

Net cash provided by (used in) financing activities	56,390	(65,036)

Net decrease in cash and cash equivalents	(14,693)	(112,577)
Cash and cash equivalents, beginning of period	15,150	113,264

Cash and cash equivalents, end of period	$457	$687

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Jackson Hewitt Tax Service Inc. provides computerized preparation of federal, state and local individual income tax returns in the United States through a nationwide network of franchised and company-owned tax offices operating under the brand name Jackson Hewitt Tax Service®. The Company provides its customers with convenient, fast and accurate tax return preparation services and electronic filing. In connection with their tax preparation experience, the Company’s customers may select various financial products to suit their needs, including refund anticipation loans. “Jackson Hewitt” and the “Company” are used interchangeably in these notes to the Condensed Consolidated Financial Statements to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

Jackson Hewitt Tax Service Inc. was incorporated in Delaware in February 2004 to be the parent corporation in connection with the Company’s initial public offering (“IPO”) pursuant to which Cendant Corporation (“Cendant”) divested 100% of its ownership interest in Jackson Hewitt Tax Service Inc. Jackson Hewitt Inc. (“JHI”) is a wholly-owned subsidiary of Jackson Hewitt. Jackson Hewitt Technology Services LLC is a wholly-owned subsidiary of JHI that supports the technology needs of the Company. Company-owned office operations are conducted by Tax Services of America, Inc. (“TSA”), which is a wholly-owned subsidiary of JHI. The Condensed Consolidated Financial Statements include the accounts and transactions of Jackson Hewitt and its subsidiaries.

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 which was filed with the SEC on July 14, 2006.

In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In the opinion of management, the accompanying interim Condensed Consolidated Financial Statements contain all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods reported are not necessarily indicative of the results of operations that may be expected for any future interim periods or for the full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net loss	$(15,489)	$(11,288)	$(28,159)	$(24,495)
Changes in fair value of derivatives	(436)	482	(442)	482

Total comprehensive loss	$(15,925)	$(10,806)	$(28,601)	$(24,013)

Computation of loss per share

Basic loss per share is calculated by dividing net loss available to the Company’s common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss available to the Company’s common stockholders by an adjusted weighted average number of common shares outstanding assuming conversion of potentially dilutive securities arising from stock options outstanding. The following securities were considered antidilutive and therefore were excluded from the computation of diluted loss per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Number of antidilutive stock options outstanding at end of period	2,886,959	2,361,527	2,377,770	2,361,527

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of May 1, 2008. The Company is currently assessing the potential impact of adopting SFAS No. 157.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB No. 108 must be applied to the Company’s annual financial statements for the fiscal year ending April 30, 2007. The impact of adopting SAB No. 108 will not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income tax positions that the Company has taken or expects to take with respect to a tax refund. FIN No. 48 prescribes a more-likely-than-not threshold for recognition as well as measurement criteria for changes in such tax positions for financial statement purposes. In addition, FIN No. 48 also requires additional qualitative and quantitative disclosures on unrecognized tax benefits to be included in the notes to the consolidated financial statements. The Company will be required to adopt the provisions of FIN No. 48 beginning in fiscal 2008. The Company is currently assessing the potential impact of adopting FIN No. 48.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2006	$336,767	$55,933	$392,700
Additions	—	422	422

Balance as of October 31, 2006	$336,767	$56,355	$393,122

Other intangible assets consist of:

	As of October 31, 2006			As of April 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(13,592)	$2,460	$16,052	$(12,789)	$3,263
Customer relationships(b)	7,802	(6,268)	1,534	7,535	(5,713)	1,822

Total amortizable other intangible assets	$23,854	$(19,860)	3,994	$23,587	$(18,502)	5,085

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000

Total other intangible assets			$84,994			$86,085

(a)	Amortized over a period of 10 years.
(b)	Amortized over a period of two to seven years.

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2006	$84,263	$1,822	$86,085
Additions	—	267	267
Amortization	(803)	(555)	(1,358)

Balance as of October 31, 2006	$83,460	$1,534	$84,994

Amortization expense relating to other intangible assets was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
	(In thousands)
Franchise agreements	$400	$402	$803	$803
Customer relationships	274	224	555	456

Total	$674	$626	$1,358	$1,259

Estimated amortization expense related to other intangible assets for each of the respective periods in the fiscal periods ended April 30 is as follows:

Amount
(In thousands)
Remaining six months in fiscal 2007	$1,198
2008	1,600
2009	420
2010	302
2011	238
2012 and thereafter	236

Total	$3,994

4. LONG-TERM DEBT AND CREDIT FACILITIES

$450 Million Credit Facility

On October 6, 2006, the Company amended and restated its five-year unsecured credit facility (the “$450 Million Credit Facility”) to increase the borrowing capacity from $250.0 million to $450.0 million, extend the maturity date to October 2011, reduce the cost of debt and make a financial covenant less restrictive. Borrowings under the $450 Million Credit Facility are to be used to finance working capital needs, general corporate purposes, potential acquisitions and repurchases of the Company’s common stock.

The $450 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Eurodollar borrowings bear interest at the London Inter-Bank Offer Rate (“LIBOR”), as defined in the $450 Million Credit Facility, plus a credit spread as defined in the $450 Million Credit Facility, ranging from 0.50% to 0.75% per annum. Base Rate borrowings, as defined in the $450 Million Credit Facility, bear interest primarily at the Prime Rate, as defined in the $450 Million Credit Facility. The $450 Million Credit Facility carries an annual fee ranging from 0.10% to 0.15% of the unused portion of the $450 Million Credit Facility. The Company may also use the $450 Million Credit Facility to issue letters of credit for general corporate purposes. There was a $0.8 million letter of credit outstanding under the $450 Million Credit Facility as of October 31, 2006 as required under the Company’s lease agreement for its corporate headquarters in Parsippany, New Jersey, which will be reduced to $0.5 million in fiscal 2008 and terminate thereafter.

The $450 Million Credit Facility contains covenants, including the requirement that the Company meet certain financial covenants, such as a maximum consolidated leverage ratio of 3.0:1.0 and a minimum consolidated interest coverage ratio of 4.0:1.0. The consolidated leverage ratio is the ratio of consolidated debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), each as defined in the $450 Million Credit Facility. The consolidated interest coverage ratio is the ratio of consolidated EBITDA to consolidated interest expense, each as defined in the $450 Million Credit Facility. As of October 31, 2006, the Company was in compliance with these covenants.

In connection with amending and restating the credit facility, the Company incurred an additional $0.5 million of financing fees, which were deferred and are being amortized to interest expense over the term of the $450 Million Credit Facility. Additionally, the Company incurred a non-cash charge of $0.1 million in the three months ended October 31, 2006 related to the write-off of unamortized deferred financing costs in connection with amending and restating the credit facility.

Floating Rate Senior Unsecured Notes

On June 27, 2005, the Company repaid in full $175.0 million of then-outstanding five-year floating-rate senior unsecured notes (the “$175 Million Notes”). To repay the $175 Million Notes, the Company used cash provided by operations from the prior tax season of $76.0 million and borrowed $99.0 million under the $100.0 million five-year revolving credit facility (the “$100 Million Credit Facility”) discussed below.

The Company had issued the $175 Million Notes through a private placement on June 25, 2004 in connection with the Company’s IPO. The $175 Million Notes accrued interest based on the three-month LIBOR plus 1.5%.

In connection with the issuance of the $175 Million Notes, the Company incurred $1.7 million of financing fees which were deferred and were being amortized to interest expense over the term of the $175 Million Notes. The Company incurred a non-cash charge of $1.4 million in the six months ended October 31, 2005 related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes in June 2005.

$100 Million Credit Facility

On June 29, 2005, the Company repaid and then immediately terminated the $100 Million Credit Facility, which the Company had established on June 25, 2004.

In connection with entering into the $100 Million Credit Facility, the Company incurred $1.6 million of financing fees, which were deferred and were being amortized to interest expense over the five-year term of the $100 Million Credit Facility. The Company incurred a non-cash charge of $1.3 million in the six months ended October 31, 2005 related to the write-off of deferred financing costs associated with the termination of the $100 Million Credit Facility.

On June 27, 2005, the Company borrowed $99.0 million from the $100 Million Credit Facility and two days later repaid this amount in full.

Average Cost of Debt

The Company’s average cost of debt was 6.2% and 5.1% in the three months ended October 31, 2006 and 2005, respectively, and 6.3% and 5.2% in the six months ended October 31, 2006 and 2005, respectively.

5. INTEREST RATE HEDGES

In August 2005, the Company entered into interest rate swap agreements with financial institutions to convert a notional amount of $50.0 million of floating-rate borrowings into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. In connection with extending the maturity date under the amended and restated credit facility, in October 2006 the Company entered into interest rate collar agreements to become effective after the interest rate swap agreements terminate. The interest rate collar agreements were entered into with financial institutions to limit the variability of expense/payments on $50.0 million of floating-rate borrowings during the period from July 2010 to October 2011 to a range of between 5.5% (the cap) and 4.6% (the floor). These interest rate collar agreements were determined to be cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 149. As of October 31, 2006, the fair value of the interest rate swap agreements was an asset of $0.8 million which was recorded in other non-current assets on the Consolidated Balance Sheet. As of October 31, 2006, the fair value of the interest rate collar agreements was a liability of $24,000 which was recorded in other non-current liabilities on the Consolidated Balance Sheet. Since inception, no amounts have been recognized in the Consolidated Statements of Operations due to ineffectiveness of the interest rate hedges. Refer to Note 1 – Comprehensive Loss – for the change in the fair value of the interest rate hedges during all periods presented.

6. STOCK-BASED COMPENSATION

On September 20, 2006, the Company’s stockholders approved and adopted an amendment and restatement of the Jackson Hewitt Tax Service Inc. 2004 Equity and Incentive Plan (the “Amended and Restated Plan”) that, among other things, increases the number of shares of common stock available for grant thereunder from 4.0 million to 6.5 million. The Amended and Restated Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and/or other stock-or cash-based awards representing the Company’s common stock to non-employee directors, officers, employees, advisors and consultants who are selected by the Company’s Compensation Committee for participation in the plan. Upon option exercise, the number of securities available for future issuance under the Amended and Restated Plan is reduced by the respective number of shares issued.

Under the Amended and Restated Plan, stock options are granted, with the exception of certain stock options granted at the time of the Company’s IPO, with an exercise price equal to the market price of a share of common stock on the date of grant, have a contractual term of ten years and vest based on four years of continuous service from the date of grant. Certain awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The Amended and Restated Plan includes nondiscretionary antidilution provisions in case of an equity restructuring.

On January 1, 2003, the Company had adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148. Additionally, on May 1, 2006, the Company adopted the provisions of SFAS No. 123R and began recognizing stock-based compensation net of estimated forfeitures upon the issuance of the stock option. Prior to the adoption of SFAS No. 123R, the Company recognized the related benefit upon forfeiture of the award.

The Company incurred stock-based compensation expense of $1.0 million and $0.7 million in the three months ended October 31, 2006 and 2005, respectively, in connection with stock options granted to employees. The associated future income tax benefit recognized was $0.4 million and $0.3 million in the three months ended October 31, 2006 and 2005, respectively. The Company incurred stock-based compensation expense of $1.8 million (net of a $0.1 million cumulative effect adjustment related to forfeitures upon adopting SFAS No. 123R) and $1.1 million in the six months ended October 31, 2006 and 2005, respectively, in connection with stock options granted to employees. The associated future income tax benefit recognized was $0.7 million and $0.4 million in the six months ended October 31, 2006 and 2005, respectively.

The weighted average grant date fair value of the Jackson Hewitt stock options granted during the six months ended October 31, 2006 and 2005 was $11.50 and $6.41, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model that used the assumptions noted below. For the expected term, the Company used the methodology permitted under SEC SAB No. 107 to determine expected holding period and will continue to do so until it can accumulate a reasonably consistent history of exercised options following the Company’s IPO to make a more refined estimate. Expected volatility was based on the Company’s historical publicly-traded stock price. The risk-free rates used were based on the U.S. treasury yield curve in effect at the time of grant.

The following table sets forth the weighted average assumptions used to determine compensation cost for stock options granted during the six months ended October 31, 2006 and 2005:

	Six Months Ended October 31,
	2006	2005
Expected term (years)	6.25	6.25

Expected volatility	32.0%	28.0%

Expected dividend yield	1.5%	1.5%

Risk-free rate	5.0%	3.9%

The following table summarizes information about stock option activity for the six months ended October 31, 2006:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of April 30, 2006	2,461,152	$17.68
Granted	549,414	$32.76
Exercised	(74,493)	$16.50
Forfeited	(8,039)	$17.00
Expired	(850)	$17.00

Outstanding as of October 31, 2006	2,927,184	$20.54	7.5	$41.2

Exercisable as of October 31, 2006	1,283,368	$16.15	5.9	$23.7

The total intrinsic value of stock options exercised (which is the amount by which the stock’s market price exceeded the option’s exercise price) on the date of exercise was $1.2 million and $1.1 million for the six months ended October 31, 2006 and 2005, respectively.

The following table summarizes information about non-vested stock options as of October 31, 2006 and changes for the six months ended October 31, 2006:

	Number of Stock Options	Weighted Average Grant Date Fair Value
Non-vested as of April 30, 2006	1,546,019	$6.24
Granted	549,414	$11.50
Vested	(443,578)	$6.24
Forfeited	(8,039)	$6.01

Non-vested as of October 31, 2006	1,643,816	$8.00

As of October 31, 2006, there was $10.0 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 2.9 years. The total fair value of stock options vested during the six months ended October 31, 2006 and 2005 was $2.8 million and $1.5 million, respectively.

The Company has authorized a stock purchase plan under which eligible employees have the ability to purchase shares of the Company’s common stock at 95% of market value. No stock has been offered for purchase under this plan as of October 31, 2006.

Restricted Stock Units

The Company incurred stock-based compensation expense of $0.1 million in each of the six month periods ended October 31, 2006 and 2005, respectively, in connection with the issuance of fully vested and non-forfeitable RSUs to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services. The following table summarizes the Company’s RSU activity during the six months ended October 31, 2006:

	RSUs	Weighted Average Grant Price
RSUs outstanding as of April 30, 2006	36,516	$20.54
RSUs granted at fair value	4,462	$34.14

RSUs outstanding as of October 31, 2006	40,978	$22.02

7. SHARE REPURCHASES

During the six months ended October 31, 2006, the Company repurchased 2,467,059 shares of its common stock totaling $79.6 million, including commissions, under two separately authorized share repurchase programs, as described below.

•	In September 2006, the Company completed a $75.0 million share repurchase program that had been authorized by the Company’s Board of Directors on May 31, 2006. During the six months ended October 31, 2006, the Company repurchased 2,320,759 shares of its common stock under this program.

•	On October 12, 2006, the Company’s Board of Directors authorized a $200.0 million multi-year share repurchase program. The Company has repurchased 146,300 shares of its common stock totaling $4.6 million, including commissions, under this program through October 31, 2006.

During the six months ended October 31, 2005, the Company repurchased 2,422,900 shares of its common stock totaling $58.5 million, including commissions, under two separately authorized share repurchase programs.

The Company uses the cost method to account for share repurchases, which to date have been made in the open market. None of the Company’s repurchased shares have been retired as of October 31, 2006.

8. ACQUISITIONS

In the six months ended October 31, 2006, the Company acquired two tax return preparation businesses for a total purchase price of $0.6 million, of which $0.2 million represented accrued purchase price obligations that are included in accounts payable and accrued liabilities on the Consolidated Balance Sheet as of October 31, 2006.

In fiscal 2006, the Company acquired five tax return preparation businesses for a total purchase price of $2.7 million, of which $1.2 million represented accrued purchase price obligations that were included in accounts payable and accrued liabilities on the Consolidated Balance Sheet as of April 30, 2006. In the six months ended October 31, 2006, such accrued purchase price obligations were settled.

The Company’s acquisitions in the periods presented were not significant to the Company’s financial position, results of operations or cash flows either individually or in the aggregate and all related goodwill is deductible for tax purposes.

9. RELATED PARTY TRANSACTIONS

Termination of Telecommunications Services Agreement

Since the Company’s IPO, Cendant has provided telecommunication services to the Company as an unaffiliated entity pursuant to the transitional agreement that the Company entered into with Cendant in connection with the Company’s IPO. In August 2006, the Company notified Avis Budget Group, Inc., as successor to Cendant, of its intent to terminate the provision of these services effective September 30, 2006. The Company’s costs for telecommunications services were $0.1 million and $0.2 million for the three months ended October 31, 2006 and 2005, respectively. Such costs were $0.2 million and $0.5 million for the six months ended October 31, 2006 and 2005, respectively.

10. SEGMENT INFORMATION

The Company manages and evaluates the operating results of the business in two segments:

•	Franchise Operations—This segment consists of the operations of the Company’s franchise business, including royalty and marketing and advertising revenues, financial product fees, other financial product revenues and other revenues; and

•	Company-Owned Office Operations—This segment consists of the operations of the Company-owned offices for which the Company recognizes service revenues for the preparation of tax returns and related services.

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

	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Three months ended October 31, 2006
Revenues	$5,701	$454	$—	$6,155

Loss before income taxes	$(8,605)	$(7,603)	$(9,577)	$(25,785)

Three months ended October 31, 2005
Revenues	$8,488	$538	$—	$9,026

Loss before income taxes	$(4,116)	$(6,142)	$(8,322)	$(18,580)

	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Six months ended October 31, 2006
Revenues	$11,157	$859	$—	$12,016

Loss before income taxes	$(16,879)	$(13,562)	$(16,436)	$(46,877)

Six months ended October 31, 2005
Revenues	$14,291	$842	$—	$15,133

Loss before income taxes	$(10,916)	$(11,489)	$(17,919)	$(40,324)

(a)	Expenses consist of unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as stock-based compensation, certain interest income and interest expense.

11. COMMITMENTS AND CONTINGENCIES

Guarantees

There was a $0.8 million letter of credit outstanding under the $450 Million Credit Facility as of October 31, 2006 as required under the Company’s lease agreement for its corporate headquarters in Parsippany, New Jersey, which will be reduced to $0.5 million in fiscal 2008 and terminate thereafter.

The Company is required to provide various types of surety bonds, such as tax preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations to third parties. These bonds vary in duration although most are issued and outstanding from one to two years. As of October 31, 2006, the maximum potential payment under the aggregate outstanding surety bonds is $2.1 million. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company, through TSA, provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require it in certain circumstances to pay penalties and interest assessed by a taxing authority. The Company has recognized a liability of $0.1 million as of October 31, 2006 for the fair value of the obligation undertaken in issuing the guarantee. Such liability is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee® product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

The transitional agreement with Cendant provides that the Company continues to indemnify Cendant and its affiliates against potential losses based on, arising out of or resulting from, among other things, claims by third parties relating to the ownership or the operation of the Company’s assets or properties and the operation or conduct of the Company’s business, whether in the past or future, including any currently pending litigation against Cendant and any claims arising out of or relating to the Company’s IPO. The only currently pending litigation against the Company and Cendant is the suit brought by Canieva Hood in California, which is discussed below in “Legal Proceedings.” Additionally, the transitional agreement provides that the Company is responsible for the respective tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries relating to all taxable periods. Accordingly, the Company is required to indemnify Cendant and its subsidiaries against any such tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries. While there have not been any indemnification payments by the Company under these arrangements since the Company’s IPO, the Company could be obligated to make such payments in the future.

The Company routinely enters into contracts that include indemnification provisions that typically serve to protect the contracting parties from losses such parties suffer as a result of acts or omissions of the Company and/or its affiliates, including in particular indemnity obligations relating to (a) tax, legal and other risks related to the purchase of businesses or the provision of services; (b) indemnification of the Company’s directors and officers; (c) indemnities of various lessors in connection with facility leases for certain claims arising from such facility or lease; and (d) third-party claims, including those from franchisees, relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnities, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against the Company and the ultimate liability related to any such claims, if any, is difficult to predict. While there have not been any indemnification payments by Jackson Hewitt under these arrangements in the past, there can be no assurance that the Company will not be obligated to make such payments in the future.

Legal Proceedings

On March 18, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against Santa Barbara Bank & Trust (“SBB&T”) and the Company in the Superior Court of California (San Francisco), subsequently adding Cendant, in the Superior Court of California (Santa Barbara, following a transfer from San Francisco) seeking declaratory relief in connection with the provision of RALs, as to the lawfulness of the practice of cross-lender debt collection, as to the validity of SBB&T’s cross-lender debt collection provision and as to whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent, and seeking injunctive relief, restitution, disgorgement, compensatory damages, statutory damages, punitive damages, attorneys’ fees, and expenses. The Company is a party in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T. The trial court granted a motion by SBB&T and third-party bank defendants on federal preemption grounds, and stayed all other proceedings pending appeal. The California Court of Appeal reversed the trial court’s preemption decision. A decision by the California Supreme Court to grant review of the Court of Appeal reversal is pending. The Company believes it has meritorious defenses and is contesting this matter vigorously. Ms. Hood also filed a separate suit against the Company and Cendant on December 18, 2003 in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. The allegations of negligence, breach of fiduciary duty, and violation of certain Ohio law relate to the same set of facts as the California action. Plaintiff seeks equitable and declaratory relief, damages, attorneys’ fees, and expenses. Plaintiff subsequently voluntarily dismissed Cendant from this action. The case is in its discovery and pretrial stage. The Company has filed a motion to stay the action, or in the alternative to add SBB&T as a third-party defendant, pending a decision in the California appeal as described above. A decision by the Ohio court is currently pending. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On June 18, 2004, Myron Benton brought a purported class action against SBB&T and the Company in the Supreme Court of the State of New York (County of New York) in connection with disclosures made in connection with the provision of RALs, alleging that the disclosures and related practices are fraudulent and otherwise unlawful, and seeking equitable and monetary relief. On July 26, 2006, the court granted the Company’s motion for summary judgment in all respects, dismissing the plaintiff’s complaint. The plaintiff has appealed. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On December 23, 2005, Pierre Brailsford and Kevin Gilmore brought a purported class action complaint against the Company in the Superior Court of California, Alameda County in connection with disclosures made in connection with the provision of RALs, alleging that the disclosures and related practices are fraudulent and otherwise unlawful, and seeking equitable and monetary relief. On January 31, 2006, the Company filed a notice removing the complaint to the United States District Court for the Northern District of California. Pursuant to court rules, on November 15, 2006, the parties proceeded to mediation. At mediation, the parties agreed on preliminary settlement terms, subject to, among other things, agreement upon final terms, the execution of definitive documentation and court approval. The Company believes that the settlement as proposed will not have a material adverse effect on the Company’s financial position, results of operations or cashflows. There can be no assurance that the Company’s efforts to resolve this matter will be successful. In the event the settlement does not proceed, the Company will continue to contest this matter vigorously.

On September 26, 2006, Willie Brown brought a purported class action complaint against the Company in the Ohio Court of Common Pleas, Cuyahoga County, in connection with an alleged failure to comply with Ohio’s Credit Services Organization Act, and for alleged unfair and deceptive acts in violation of Ohio’s Consumer Sales Practices Act, and seeking damages and injunctive relief. On October 30, 2006, the Company filed a notice removing the complaint to the United States District Court for the Northern District of Ohio, Eastern Division. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On October 30, 2006, Linda Hunter brought a purported class action complaint against the Company in the United States District Court, Southern District of West Virginia, for an alleged breach of fiduciary duty, for breach of West Virginia’s Credit Service Organization Act, for breach of contract, and for unfair or deceptive acts or practices, and seeking damages. The Company believes it has meritorious defenses and is contesting this matter vigorously.

In March 2003, the California Attorney General’s Office initiated an inquiry into the Company’s business practices. The Company has been in discussions with the California Attorney General’s Office and has been cooperating with the inquiry and voluntarily providing information and documents requested. Areas of discussion include, but are not limited to, the manner in which services are marketed and financial products are facilitated. The California Attorney General’s Office has expressed concerns that certain business practices may violate the law. The Company has reached an understanding with the California Attorney General’s Office which provides that the Company will enter into a consent judgment providing monetary and injunctive relief. The proposed judgment provides for a $4 million fund from which California customers of Jackson Hewitt who purchased financial products facilitated by Jackson Hewitt between 2001 and 2004 can obtain relief based on the number of financial products they purchased and the amount of cross or direct collection monies they paid. In addition, the Company would pay a $0.5 million civil monetary penalty and $0.5 million in costs of investigation to the State. The Company is currently in negotiations with the California Attorney General’s Office regarding the terms of injunctive relief provisions. The Company does not believe that the terms of the proposed settlement will have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company estimates that the range of liability, net of expected insurance coverage, with respect to resolution of this matter is between $3.8 million and $5.0 million, for which the Company recorded a charge of $3.8 million as of April 30, 2006. The related accrual of $3.8 million is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet as of October 31, 2006. There can be no assurance that the Company’s efforts to resolve this inquiry will be successful, or that the amount reserved will be sufficient.

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

12. SUBSEQUENT EVENT

Declaration of Dividend

On December 1, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock, payable on January 12, 2007, to common stockholders of record on December 28, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006 which was filed with the Securities and Exchange Commission (“SEC”) on July 14, 2006.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those contained in “Part I. Item 1—Financial Statements” and notes thereto, “Part I. Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 1—Legal Proceedings” included in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of Jackson Hewitt Tax Service Inc. All statements in this report, other than statements that are purely historical, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could.” These forward-looking statements involve risks and uncertainties.

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

Jackson Hewitt Tax Service Inc. is the second largest paid individual tax return preparer in the United States based upon the number of individual tax returns prepared and filed with the Internal Revenue Service. In fiscal 2006, our network consisted of 6,022 franchised and company-owned offices and prepared 3.7 million returns, which represented approximately 4% of all tax returns prepared with the assistance of a paid tax return preparer. We generate revenues from fees paid by our franchisees, service revenues earned at company-owned offices and financial product related revenues. “Jackson Hewitt,” “we,” “our,” and “us,” are used interchangeably in this report to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

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

Consolidated Results of Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues
Franchise operations revenues:
Royalty	$719	$872	$1,342	$1,327
Marketing and advertising	316	402	596	612
Financial product fees	2,269	2,136	4,487	3,982
Other financial product revenues	—	2,799	—	4,109
Other	2,397	2,279	4,732	4,261
Service revenues from company-owned office operations	454	538	859	842

Total revenues	6,155	9,026	12,016	15,133

Expenses
Cost of franchise operations	7,993	6,991	15,953	14,503
Marketing and advertising	3,463	3,172	6,297	5,855
Cost of company-owned office operations	5,907	4,964	10,699	9,143
Selling, general and administrative	9,233	8,283	16,804	15,120
Depreciation and amortization	2,994	2,724	5,966	5,383

Total expenses	29,590	26,134	55,719	50,004

Loss from operations	(23,435)	(17,108)	(43,703)	(34,871)
Other income/(expense):
Interest income	253	195	666	925
Interest expense	(2,495)	(1,883)	(3,732)	(3,917)
Write-off of deferred financing costs	(108)	—	(108)	(2,677)
Other	—	216	—	216

Loss before income taxes	(25,785)	(18,580)	(46,877)	(40,324)
Benefit from income taxes	10,296	7,292	18,718	15,829

Net loss	$(15,489)	$(11,288)	$(28,159)	$(24,495)

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

Three Months Ended October 31, 2006 as Compared to Three Months Ended October 31, 2005

Total Revenues

Total revenues decreased $2.9 million, or 32%, primarily due to the elimination of other financial product revenues under our financial product agreements that became effective for the 2006 tax season. Prior to the financial product agreements that became effective for the 2006 tax season, a portion of the financial product related revenues had historically been earned in the first and second fiscal quarters. Under the financial product agreements that became effective for the 2006 tax season, financial product fees are earned during the tax season in the third and fourth fiscal quarters for providing access to Jackson Hewitt’s offices and supporting the technology needs of the programs. Financial product fees earned in the first and second fiscal quarters are now primarily related to the Gold Guarantee product, under which revenues are earned ratably over the product’s 36 month life.

Total Expenses

Total operating expenses increased $3.5 million, or 13%. The more notable highlights were as follows:

Cost of franchise operations: Cost of franchise operations increased $1.0 million, or 14%, primarily due to the cumulative growth in the Gold Guarantee program over the past three years as expense from the Gold Guarantee product is charged ratably over the product’s 36-month life, as well as increased personnel costs related to expected growth in the business.

Marketing and advertising: Marketing and advertising expenses increased $0.3 million, or 9%, in anticipation of growth in the business in the upcoming tax season.

Cost of company-owned office operations: Cost of company-owned office operations increased $0.9 million, or 19%, primarily due to the higher planned off-season occupancy and personnel costs associated with operating the increased number of offices that were opened in 2006 and that are planned for 2007.

Selling, general and administrative: Selling, general and administrative increased $1.0 million, or 11%, due to the (i) increase of $0.3 million in stock-based compensation as we granted additional stock options in the first quarter of fiscal 2007 for which the associated cost is recognized over the four-year vesting period following the grant date and (ii) increase of $1.4 million in personnel and other administrative expenses. These expenses were partially offset by $0.7 million due to the elimination of duplicate rental costs for our corporate headquarters that were incurred in the same quarter last year at lease inception which was several months prior to occupancy, costs incurred in the same quarter last year in connection with our technology data center move from Colorado to Georgia and lower Sarbanes-Oxley consulting expenses.

Depreciation and amortization: Depreciation and amortization increased $0.3 million, or 10%, primarily due to increased capital expenditures.

Other Income/(Expense)

Interest income: Interest income increased $0.1 million, or 30%, primarily due to finance charges on outstanding receivables, including notes receivable balances.

Interest expense: Interest expense increased $0.6 million, or 33%, primarily as a result of higher average debt outstanding to fund our share repurchase programs and higher interest rates.

Write-off of deferred financing costs: In the three months ended October 31, 2006, we incurred a non-cash charge of $0.1 million related to the write-off of unamortized deferred financing costs associated with amending and restating our credit facility.

Six Months Ended October 31, 2006 as Compared to Six Months Ended October 31, 2005

Total Revenues

Total revenues decreased $3.1 million, or 21%, primarily due to the same reason discussed in the three month comparison. Partially offsetting this decrease were increased revenues associated with the cumulative growth in our Gold Guarantee program over the past three years and growth in territory sales.

Total Expenses

Total operating expenses increased $5.7 million, or 11%. The more notable highlights were as follows:

Cost of franchise operations: Cost of franchise operations increased $1.5 million, or 10%, primarily due to the same reasons discussed in the three month comparison.

Marketing and advertising: Marketing and advertising expenses increased $0.4 million, or 8%, due to the same reason discussed in the three month comparison.

Cost of company-owned office operations: Cost of company-owned office operations increased $1.6 million, or 17%, primarily due to the same reasons discussed in the three month comparison.

Selling, general and administrative: Selling, general and administrative increased $1.7 million, or 11%, due to the (i) increase of $0.7 million in stock-based compensation due to additional stock options granted in the first quarter of fiscal 2007 and the (ii) increase of $2.1 million in personnel and other administrative expenses, including higher commission expenses incurred as a result of an increased number of territory sales during the current period. These expenses were partially offset by $1.1 million due to the elimination of duplicate rental costs for our corporate headquarters that were incurred in the same period last year, costs incurred in the same period last year in connection with our technology data center move and lower Sarbanes-Oxley consulting expenses.

Depreciation and amortization: Depreciation and amortization increased $0.6 million, or 11%, primarily due to the same reason discussed in the three month comparison.

Other Income/(Expense)

Interest income: Interest income decreased $0.3 million, or 28%, primarily due to the lower average cash balances.

Interest expense: Interest expense decreased $0.2 million, or 5%, primarily due to lower average debt outstanding.

Write-off of deferred financing costs: In the six months ended October 31, 2005, we incurred a non-cash charge of $2.7 million related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes and the termination of the $100.0 million five-year revolving credit facility. Also, in the six months ended October 31, 2006, we incurred a non-cash charge of $0.1 million related to the write-off of unamortized deferred financing costs associated with amending and restating our credit facility.

Segment Results and Corporate and Other

Franchise Operations

Results of Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues
Royalty	$719	$872	$1,342	$1,327
Marketing and advertising	316	402	596	612
Financial product fees	2,269	2,136	4,487	3,982
Other financial product revenues	—	2,799	—	4,109
Other	2,397	2,279	4,732	4,261

Total revenues	5,701	8,488	11,157	14,291

Expenses
Cost of operations	7,993	6,991	15,953	14,503
Marketing and advertising	3,043	2,774	5,735	5,273
Selling, general and administrative	1,163	958	2,249	1,839
Depreciation and amortization	2,268	2,064	4,531	4,047

Total expenses	14,467	12,787	28,468	25,662

Loss from operations	(8,766)	(4,299)	(17,311)	(11,371)
Other income/(expense):
Interest income	161	183	432	455

Loss before income taxes	$(8,605)	$(4,116)	$(16,879)	$(10,916)

Three Months Ended October 31, 2006 as Compared to Three Months Ended October 31, 2005

Total Revenues

Total revenues decreased $2.8 million, or 33%, due to the elimination of other financial product revenues under our financial product agreements that became effective for the 2006 tax season. Also, we sold 76 territories as compared to 81 in the prior year period.

Total Expenses

Total operating expenses increased $1.7 million, or 13%. The more notable highlights were as follows:

Cost of operations: Cost of operations increased $1.0 million, or 14%, primarily due to the cumulative growth in the Gold Guarantee program over the past three years, as well as increased personnel costs related to expected growth in the business.

Marketing and advertising: Marketing and advertising expenses increased $0.3 million, or 10%, in anticipation of growth in the business in the upcoming tax season.

Selling, general and administrative: Selling, general and administrative increased $0.2 million, or 21%, primarily due to the increase in personnel costs and other administrative expenses.

Depreciation and amortization: Depreciation and amortization increased $0.2 million, or 10%, primarily due to increased capital expenditures.

Six Months Ended October 31, 2006 as Compared to Six Months Ended October 31, 2005

Total Revenues

Total revenues decreased $3.1 million, or 22%, primarily due to the elimination of other financial product revenues under our financial product agreements that became effective for the 2006 tax season. Partially offsetting this decrease were increased revenues associated with the cumulative growth in our Gold Guarantee program over the past three years and growth in territory sales as we sold 151 territories as compared to 133 in the same period last year.

Total Expenses

Total operating expenses increased $2.8 million, or 11%. The more notable highlights were as follows:

Cost of operations: Cost of operations increased $1.5 million, or 10%, primarily due to the same reasons discussed in the three month comparison.

Marketing and advertising: Marketing and advertising expenses increased $0.5 million, or 9%, due to the same reason discussed in the three month comparison.

Selling, general and administrative: Selling, general and administrative increased $0.4 million, or 22%, primarily due to the increase in personnel and other administrative expenses, including higher commission expenses incurred as a result of an increased number of territory sales during the current period.

Depreciation and amortization: Depreciation and amortization increased $0.5 million, or 12%, primarily due to the same reason discussed in the three month comparison.

Company-Owned Office Operations

Results of Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues
Service revenues from operations	$454	$538	$859	$842

Expenses
Cost of operations	5,907	4,964	10,699	9,143
Marketing and advertising	420	398	562	582
Selling, general and administrative	1,004	874	1,725	1,486
Depreciation and amortization	726	660	1,435	1,336

Total expenses	8,057	6,896	14,421	12,547

Loss from operations	(7,603)	(6,358)	(13,562)	(11,705)
Other income/(expense):
Other	—	216	—	216

Loss before income taxes	$(7,603)	$(6,142)	$(13,562)	$(11,489)

Three Months Ended October 31, 2006 as Compared to Three Months Ended October 31, 2005

Loss before income taxes

Loss before income taxes increased $1.5 million, or 24%, primarily due to the higher planned off-season occupancy and personnel costs associated with operating the increased number of offices that were opened in 2006 and that are planned for 2007.

Six Months Ended October 31, 2006 as Compared to Six Months Ended October 31, 2005

Loss before income taxes

Loss before income taxes increased $2.1 million, or 18%, primarily due to the same reasons discussed in the three month comparison.

Corporate and Other

Corporate and other expenses consist of unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as stock-based compensation, certain interest income and interest expense.

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Expenses (a)
General and administrative	$5,997	$5,681	$10,838	$10,519
Stock-based compensation	1,069	770	1,992	1,276

Total expenses	7,066	6,451	12,830	11,795

Loss from operations	(7,066)	(6,451)	(12,830)	(11,795)
Other income/(expense):
Interest income	92	12	234	470
Interest expense	(2,495)	(1,883)	(3,732)	(3,917)
Write-off of deferred financing costs	(108)	—	(108)	(2,677)

Loss before income taxes	$(9,577)	$(8,322)	$(16,436)	$(17,919)

(a)	Included in selling, general and administrative in the Consolidated Statements of Operations.

Three Months Ended October 31, 2006 as Compared to Three Months Ended October 31, 2005

Loss from operations increased $0.6 million, or 10%, primarily due to the (i) increase of $0.3 million in stock–based compensation as a result of additional stock options granted to employees in the first quarter of fiscal 2007 and (ii) increase of $1.0 million in personnel and other administrative expenses. These expenses were partially offset by $0.7 million due to the elimination of duplicate rental costs for our corporate headquarters that were incurred in the same quarter last year, costs incurred in the same quarter last year in connection with our technology data center move and lower Sarbanes-Oxley consulting expenses.

Other income/(expense)

Interest expense and write-off of deferred financing costs both increased for the reasons discussed in the Consolidated Results of Operations.

Six Months Ended October 31, 2006 as Compared to Six Months Ended October 31, 2005

Loss from operations increased $1.0 million, or 9%, primarily due to the (i) increase of $0.7 million in stock–based compensation as a result of additional stock options granted to employees in the first quarter of fiscal 2007 and (ii) increase of $1.4 million in personnel and other administrative expenses. These expenses were partially offset by $1.1 million due to the elimination of duplicate rental costs for our corporate headquarters that were incurred in the same period last year, costs incurred in the same period last year in connection with our technology data center move and lower Sarbanes-Oxley consulting expenses.

Other income/(expense)

Interest income: Interest income decreased $0.2 million, or 50%, primarily due to the lower average cash balances.

Interest expense and write-off of deferred financing costs both decreased for the reasons discussed in the Consolidated Results of Operations.

Contractual Obligations

Outstanding borrowings as of October 31, 2006 under the $450 Million Credit Facility that expires in October 2011 were $193.0 million. Additionally, since April 30, 2006, we have entered into purchase obligations for certain technology-related services. As of October 31, 2006, payment is due in the following periods: $0.5 million in the remainder of fiscal 2007; $0.6 million in fiscal 2008; $0.6 million in fiscal 2009 and $0.1 million in fiscal 2010.

Liquidity and Capital Resources

Historical Sources and Uses of Cash from Operations

Seasonality of Cash Flows

The tax preparation business is highly seasonal resulting in substantially all of our revenues and cash flow being generated during the tax season, which is the period from January 1 through April 30. Following the tax season, from May 1 through December 31, we primarily rely on excess operating cash flow from the previous tax season and our $450.0 million five-year unsecured credit facility to fund our operating expenses and to reinvest in our business to support future growth. Given the nature of the franchise business model, our business is not capital intensive and has historically generated strong operating cash flow from operations.

$450 Million Credit Facility

On October 6, 2006, we amended and restated our five-year unsecured credit facility (the “$450 Million Credit Facility”) to increase the borrowing capacity from $250.0 million to $450.0 million, extend the maturity date to October 2011, reduce the cost of debt and make a financial covenant less restrictive. Borrowings under the $450 Million Credit Facility are to be used to finance working capital needs, general corporate purposes, potential acquisitions, and repurchases of our common stock.

The $450 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Eurodollar borrowings bear interest at the London Inter-Bank Offer Rate (“LIBOR”), as defined in the $450 Million Credit Facility, plus a credit spread as defined in the $450 Million Credit Facility, ranging from 0.50% to 0.75% per annum. Base Rate borrowings, as defined in the $450 Million Credit Facility, bear interest primarily at the Prime Rate, as defined in the $450 Million Credit Facility. The $450 Million Credit Facility carries an annual fee ranging from 0.10% to 0.15% of the unused portion of the $450 Million Credit Facility. We may also use the $450 Million Credit Facility to issue letters of credit for general corporate purposes. There was a $0.8 million letter of credit outstanding under the $450 Million Credit Facility as of October 31, 2006 as required under our lease agreement for our corporate headquarters in Parsippany, New Jersey, which will be reduced to $0.5 million in fiscal 2008 and terminate thereafter.

In connection with amending and restating our five-year unsecured credit facility, we incurred an additional $0.5 million of financing fees, which were deferred and are being amortized to interest expense over the term of the $450 Million Credit Facility. Additionally, we incurred a non-cash charge of $0.1 million in the three months ended October 31, 2006 related to the write-off of unamortized deferred financing costs in connection with amending and restating our credit facility.

To the extent we complete any acquisitions, or as we continue to grow, we may require additional financing to meet our capital needs. Our liquidity position may be negatively affected by unfavorable conditions in the market in which we operate. In addition, our inability to generate sufficient profits during tax season may unfavorably impact our funding requirements.

For a more detailed discussion of our $450 Million Credit Facility, including a description of financial covenants which we are required to meet, please see “Part I–Item 1–Note 4-Long-Term Debt and Credit Facilities” to our Condensed Consolidated Financial Statements.

Sources and Uses of Cash

Operating activities

In the six months ended October 31, 2006, net cash used in operating activities was $63.5 million as compared to $41.7 million in the same prior year period. Some of the more notable changes include:

•	The decrease in accounts receivable provided cash for operating activities—Growth in our business in fiscal 2006 contributed to a 32% increase in accounts receivable as of April 30, 2006 as compared to April 30, 2005, which subsequently resulted in higher collections during the six months ended October 31, 2006.

•	The decrease in accounts payable and accrued liabilities increased net cash used in operating activities—Bonus payments to employees and the final significant payment associated with the litigation settlement reserve established in fiscal 2004 contributed to the decrease in the balance.

•	The decrease in income taxes payable increased net cash used in operating activities—The decrease in the balance was due to higher tax payments in the current period. Additionally, in the same period last year, we utilized a net operating loss carryover.

Investing activities

We continue to reinvest capital in our business, primarily for computer equipment and software, expansion of our company-owned offices, funding provided to franchisees of development advance notes to convert to the Jackson Hewitt system and to open new storefront offices and costs to acquire independent tax preparation offices. In the six months ended October 31, 2006, net cash used in investing activities was $7.6 million as compared to $5.8 million in the same period last year. Some of the more notable changes include:

•	Increase in capital expenditures—The relocation of our technology headquarters in Sarasota, Florida resulted in capital expenditures of $1.4 million for leasehold improvements and new equipment.

•	Increase in acquisition payments – The increase in acquisition payments in the six months ended October 31, 2006 was related to the purchase of two independent tax preparation businesses as well as the settlement of deferred purchase price obligations for acquisitions executed in the prior fiscal year.

Financing activities

Financing activities primarily relate to net borrowing/repayments under our credit facilities, share repurchase programs and dividends paid to stockholders. In the six months ended October 31, 2006, net cash provided by financing activities was $56.4 million as compared to net cash used in financing activities of $65.0 million in the same period last year. Some of the more notable changes include:

•	Increase in net borrowings - During the current period, there were $143.0 million in net borrowings, as we utilized our existing credit facility to fund our share repurchase programs as well as our business operations outside of tax season. In the same period last year, there were $2.0 million in net repayments under the existing credit facility, primarily due to the repayment of the $175 Million Notes offset by $173.0 million in borrowings to fund our business and repurchase shares.

•	Increase in common stock repurchases - We repurchased $79.6 million of common stock as compared to $58.5 million of common stock in the same period last year as a result of larger authorized share repurchase programs.

•	Increase in dividend payments - We made quarterly dividend payments to stockholders in both periods for which the quarterly payments were increased from $0.08 per share to $0.12 cents per share.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

We are committed to growing our business while maintaining a flexible capital structure to reinvest in the business as well as to return excess capital to stockholders in the form of dividends and share repurchases. Our primary future cash requirements will be to fund operating activities, repurchase shares of our common stock, repay outstanding borrowings under the $450 Million Credit Facility, make periodic interest payments on our debt outstanding, fund capital expenditures, pay quarterly dividends fund acquisitions and provide funding to franchisees. For the remainder of fiscal 2007, our primary cash requirements are as follows:

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

•	Expenses to operate company-owned offices—Our company-owned offices complement our franchise system and are focused primarily on growth through the acquisition of independent tax practices and the opening of new company-owned offices within existing territories as well as increasing office productivity. Expenses to operate our company-owned offices begin to increase during the third fiscal quarter and peak during the fourth fiscal quarter primarily due to the labor costs related to the seasonal employees who provide tax preparation services to our customers.

•	Repurchase of shares of our common stock— On October 12, 2006, our Board of Directors authorized a $200.0 million multi-year share repurchase program. As of November 30, 2006, we had repurchased 227,300 shares of our common stock under this program totaling $7.4 million, including commissions. Such repurchases to date have been made in open market purchases. In the future, such repurchases may be made through open market purchases or privately negotiated transactions. Such repurchases depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

•	Repayment of outstanding borrowings under the $450 Million Credit Facility—As of November 30, 2006, we had $210.0 million outstanding under our $450 Million Credit Facility. We anticipate generating operating cash flow in the upcoming tax season to partially repay these outstanding borrowings.

•	Capital expenditures—We anticipate spending $3 to 5 million over the remainder of fiscal 2007, which will primarily include: (i) leasehold improvements associated with new offices and replacement of legacy equipment in Company-owned offices and (ii) investment in information technology upgrades to support our growth.

•	Quarterly dividends—We intend to make quarterly cash dividend payments of $0.12 per common share over the remainder of fiscal 2007.

•	Acquisitions- In connection with our growth strategy, we may continue to add established third party tax return preparation businesses to our company-owned office network through acquisitions.

•	Storefront financing-We expect to provide financing to franchisees for between 150-170 new storefront offices in fiscal 2007 in loan amounts of up to $25,000 each. Repayment of such loans is anticipated from franchisees over a period of less than 30 months.

Future Sources of Cash

We expect our primary sources of cash to be cash provided by operating activities beginning in January and from borrowings under our $450 Million Credit Facility, which will both be used to fund future cash requirements in fiscal 2007.

Interest Rate Hedges

In August 2005, we entered into interest rate swap agreements with financial institutions to convert a notional amount of $50.0 million of floating-rate borrowings into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. In connection with extending the maturity date under the amended and restated credit facility, in October 2006 we entered into interest rate collar agreements to become effective after the interest rate swap agreements terminate. The interest rate collar agreements were entered into with financial institutions to limit the variability of expense/payments on $50.0 million of floating-rate borrowings during the period from July 2010 to October 2011 to a range of between 5.5% (the cap) and 4.6% (the floor). These interest rate collar agreements were determined to be cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 149. Since inception, no amounts have been recognized in the Consolidated Statements of Operations due to ineffectiveness of the interest rate hedges.

Critical Accounting Policies

In presenting our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. Events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our consolidated financial statements were the most appropriate at that time. The following critical accounting policies may affect reported results resulting in variations in our financial results both on an interim and fiscal year basis.

Goodwill

We review the carrying value of our goodwill by comparing the carrying value of our reporting units to their fair value. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact results. We review the carrying value of goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. An adverse change to our business would impact our consolidated results and may result in an impairment of our goodwill. The aggregate carrying value of our goodwill was $393.1 million as of October 31, 2006. See “Part I–Item 1- Note 3—Goodwill and Other Intangible Assets” to our Condensed Consolidated Financial Statements for more information on goodwill.

Other Intangible Assets

Indefinite-lived intangible assets are carried at the lower of cost or fair value. If the fair value of the indefinite-lived intangible asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference. We review the carrying value of indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. An adverse change to our business would impact our consolidated results and may result in an impairment of our indefinite-lived intangible assets. The aggregate carrying value of our indefinite-lived intangible assets was $81.0 million as of October 31, 2006. See “Part I-Item 1—Note 3—Goodwill and Other Intangible Assets” to our Condensed Consolidated Financial Statements for more information on indefinite-lived intangible assets.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for us as of May 1, 2008. We are currently assessing the potential impact of adopting SFAS No. 157.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB No. 108 must be applied to our annual financial statements for the fiscal year ending April 30, 2007. The impact of adopting SAB No. 108 will not have a material effect on our consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income tax positions that we have taken or expect to take with respect to a tax refund. FIN No. 48 prescribes a more-likely-than-not threshold for recognition as well as measurement criteria for changes in such tax positions for financial statement purposes. In addition, FIN No. 48 also requires additional qualitative and quantitative disclosures on unrecognized tax benefits to be included in the notes to the consolidated financial statements. We will be required to adopt the provisions of FIN No. 48 beginning in fiscal 2008. We are currently assessing the potential impact of adopting FIN No. 48.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have financial market risk exposure related primarily to changes in interest rates. We attempt to reduce this risk through the utilization of derivative financial instruments. A hypothetical 1% change in the interest rate on our floating-rate borrowings outstanding as of October 31, 2006, excluding our $50.0 million of hedged borrowings whereby we fixed the interest rate, would result in an increase or decrease in income before income taxes of $1.4 million over the following twelve-month period. The estimated increase or decrease is based upon the level of variable rate debt as of October 31, 2006 and assumes no changes in the volume or composition of debt.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management has established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls are designed to provide a reasonable level of assurance that the stated objectives are met. The Company’s management, including the principal executive officer and principal financial officer, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must also reflect the fact that there are resource constraints, with the benefits of controls considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be prevented or detected.

(b) Changes in Internal Control over Financial Reporting.

During the three months ended October 31, 2006, there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See “Part 1–Item 1–Note 11 – Commitments and Contingencies,” to our Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors.

The information presented below includes any material changes to and supersedes, as appropriate, the description of the risk factors affecting our business as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

Our credit facility contains restrictive covenants and other requirements that may limit our business flexibility by imposing operating and financial restrictions on our operations.

The agreement governing our credit facility imposes operating and financial restrictions on us, including restrictive covenants that will require us to maintain specified financial ratios and satisfy financial condition tests. In addition, our credit facility contains various customary restrictive covenants that limit our ability to, among other things, (i) incur additional indebtedness or guarantees, (ii) create liens or other encumbrances on our property, (iii) enter into a merger or similar transaction, (iv) sell or transfer property except in the ordinary course of business, and (v) make dividend and other restricted payments.

Our ability to comply with the ratios or tests in our credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants may prevent us from incurring additional indebtedness to expand our operations and execute our business strategy. In addition, a breach of any of these covenants, ratios or tests could result in a default under our credit facility.

Our floating rate debt financing exposes us to interest rate risk.

We may borrow amounts under our credit facility that bear interest at rates that vary with prevailing market interest rates. Accordingly, a rise in market interest rates will adversely affect our financial results. We expect to draw most heavily on this credit facility from May through February of each year and then repay a significant portion of the borrowings by the end of each tax season. Therefore, a significant rise in interest rates during our off-season will have a disproportionate impact on our profitability.

Although we intend to pay dividends in the future, our financial condition, debt covenants or Delaware law may prohibit us from doing so.

Our payment of dividends in the future will be at the discretion of our board of directors and will depend on, among other things, our earnings, capital requirements and financial condition. Our ability to pay dividends will be subject to compliance with customary financial covenants that are contained in our credit facility. Dividends may also be limited or prohibited by any future borrowings or issuances of preferred stock. In addition, applicable law requires that our board of directors determine that we have adequate surplus prior to the declaration of dividends. There can be no assurance that we will pay dividends at the levels currently anticipated or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds:

There were no unregistered sales of equity securities during the three months ended October 31, 2006.

Issuer Purchases of Equity Securities:

Period of settlement date	Total Number of Shares Repurchased	Average Price Paid per Share (including Commissions)	Total Number of Shares Repurchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased Under Programs at end of Period (a)
August 1-31, 2006	189,800	$34.98	189,800	$34.2 million
September 1-30, 2006	1,040,659	$32.91	1,040,659	$—
October 1-31, 2006	146,300	$31.50	146,300	$195.4 million

Three months ended October 31, 2006	1,376,759	$33.04	1,376,759	$195.4 million

(a)	In September 2006, we completed a $75.0 million share repurchase program. On October 13, 2006, we announced a $200.0 million multi-year share repurchase program.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended October 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

Our 2006 Annual Meeting of Stockholders was held on September 20, 2006. At that Annual Meeting, our stockholders:

1.	elected James C. Spira to serve as a Class II director for a three-year term until the 2009 Annual Meeting of Stockholders and until his successor is duly elected and qualified;

2.	approved the Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan; and

3.	ratified the appointment of Deloitte & Touche LLP as our auditors for the fiscal year ending April 30, 2007.

On August 1, 2006, the record date of the Annual Meeting, we had 34,274,194 shares of common stock outstanding. At the Annual Meeting, holders of 29,138,370 shares of common stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

Proposal I – Election of Director

	Votes in Favor	Withheld
James C. Spira	28,659,972	478,398

The following directors also have terms in office that continue after the Annual Meeting: Michael D. Lister, Ulysses L. Bridgeman, Jr., Rodman L. Drake, Margaret Milner Richardson and Louis P. Salvatore.

Proposal II – Approval of the Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan

Votes in favor	19,558,340
Votes against	3,377,919
Abstentions	547,999
Broker no votes	5,654,112

Proposal III – Ratification of Appointment of Auditors

Votes in favor	29,116,482
Votes against	8,698
Abstentions	13,189

Item 5. Other Information.

There is no other information to be disclosed.

Item 6. Exhibits.

Exhibits: We have filed the following exhibits in connection with this report:

10.1	Amended and Restated Credit Agreement, dated as of October 6, 2006, among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc. and Hewfant, Inc., as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as co-Syndication Agents, JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as co- Documentation Agents, and Wachovia Capital Markets, LLC, as Sole Lead Arranger and Sole Book Runner.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 6, 2006.

JACKSON HEWITT TAX SERVICE INC.

By:

/s/ MICHAEL D. LISTER
Michael D. Lister
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MARK L. HEIMBOUCH
Mark L. Heimbouch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)