Form 10-Q
period 2007-01-31
JACKSON HEWITT TAX SERVICE INC
filed 2007-03-09
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2007

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

The number of shares outstanding of the registrant’s common stock was 32,314,892 (net of 5,706,656 shares held in treasury) as of February 28, 2007.

JACKSON HEWITT TAX SERVICE INC.

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of
	January 31, 2007	April 30, 2006
Assets
Current assets:
Cash and cash equivalents	$19,059	$15,150
Accounts receivable, net of allowance for doubtful accounts of $2,918 and $1,168, respectively	65,073	20,184
Notes receivable, net	5,777	4,830
Prepaid expenses and other	12,479	8,755
Deferred income taxes	3,049	4,583

Total current assets	105,437	53,502

Property and equipment, net	36,785	35,808
Goodwill	395,598	392,700
Other intangible assets, net	85,434	86,085
Notes receivable, net	10,142	3,453
Other non-current assets, net	16,768	16,534

Total assets	$650,164	$588,082

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$43,814	$44,001
Income taxes payable	22,389	47,974
Deferred revenues	9,447	9,304

Total current liabilities	75,650	101,279

Long-term debt	253,000	50,000
Deferred income taxes	34,799	36,526
Other non-current liabilities	9,336	12,354

Total liabilities	372,785	200,159

Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.01; Authorized: 200,000,000 shares;
Issued: 38,018,980 and 37,843,898 shares, respectively	380	378
Additional paid-in capital	357,375	350,526
Retained earnings	84,783	97,413
Accumulated other comprehensive income	709	933
Less: Treasury stock, at cost: 5,706,656 and 2,538,197 shares, respectively	(165,868)	(61,327)

Total stockholders’ equity	277,379	387,923

Total liabilities and stockholders’ equity	$650,164	$588,082

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Revenues
Franchise operations revenues:
Royalty	$32,017	$29,262	$33,359	$30,589
Marketing and advertising	14,338	13,318	14,934	13,930
Financial product fees	30,019	17,197	34,506	21,179
Other financial product revenues	—	1,409	—	5,518
Other	3,833	3,938	8,565	8,199
Service revenues from company-owned office operations	34,239	30,031	35,098	30,873

Total revenues	114,446	95,155	126,462	110,288

Expenses
Cost of franchise operations	8,220	6,800	24,173	21,303
Marketing and advertising	25,030	16,787	31,327	22,642
Cost of company-owned office operations	19,264	14,921	29,963	24,064
Selling, general and administrative	10,018	11,576	26,822	26,696
Depreciation and amortization	3,134	2,859	9,100	8,242

Total expenses	65,666	52,943	121,385	102,947

Income from operations	48,780	42,212	5,077	7,341
Other income/(expense):
Interest income	639	508	1,305	1,433
Interest expense	(3,576)	(2,747)	(7,308)	(6,664)
Write-off of deferred financing costs	—	—	(108)	(2,677)
Other	—	304	—	520

Income (loss) before income taxes	45,843	40,277	(1,034)	(47)
Provision for (benefit from) income taxes	18,305	15,810	(413)	(19)

Net income (loss)	$27,538	$24,467	$(621)	$(28)

Earning (loss) per share:
Basic	$0.84	$0.69	$(0.02)	$—

Diluted	$0.83	$0.69	$(0.02)	$—

Weighted average shares outstanding:
Basic	32,614	35,286	33,710	36,307

Diluted	33,235	35,678	33,710	36,307

Dividends declared per share	$0.12	$0.08	$0.36	$0.24

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended January 31,
	2007	2006
Operating activities:
Net loss	$(621)	$(28)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,100	8,242
Amortization of Gold Guarantee product	(1,825)	(1,656)
Amortization of development advances	952	883
Write-off of deferred financing costs	108	2,677
Provision for uncollectible receivables, net	1,255	1,116
Stock-based compensation	3,065	2,042
Deferred income taxes	(417)	(1,252)
Excess tax benefits on stock options exercised	(974)	(502)
Other	117	(319)
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(47,549)	(71,019)
Notes receivable	(2,699)	(2,455)
Prepaid expenses and other	(7,205)	(3,844)
Accounts payable, accrued and other liabilities	(932)	5,150
Income taxes payable	(24,612)	(11,912)
Deferred revenues	3,987	15,877

Net cash used in operating activities	(68,250)	(57,000)

Investing activities:
Capital expenditures	(7,920)	(8,554)
Funding provided to franchisees, net	(5,769)	(3,742)
Cash paid for acquisitions	(3,828)	(1,779)
Other	—	(191)

Net cash used in investing activities	(17,517)	(14,266)

Financing activities:
Common stock repurchases	(104,541)	(61.327)
Repayment of Notes	—	(175,000)
Borrowings under revolving credit facilities	240,000	309,000
Repayment of borrowings under revolving credit facilities	(37,000)	(104,000)
Dividends paid to stockholders	(11,996)	(8,671)
Debt issuance costs	(561)	(681)
Proceeds from stock options exercised	2,800	2,406
Excess tax benefits on stock options exercised	974	502
Other	—	(119)

Net cash provided by (used in) financing activities	89,676	(37,890)

Net increase (decrease) in cash and cash equivalents	3,909	(109,156)
Cash and cash equivalents, beginning of period	15,150	113,264

Cash and cash equivalents, end of period	$19,059	$4,108

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Jackson Hewitt Tax Service Inc. provides computerized preparation of federal, state and local individual income tax returns in the United States through a nationwide network of franchised and company-owned offices operating under the brand name Jackson Hewitt Tax Service®. The Company provides its customers with convenient, fast and accurate tax return preparation services and electronic filing. In connection with their tax preparation experience, the Company’s customers may select various financial products to suit their needs, including refund anticipation loans. “Jackson Hewitt” and the “Company” are used interchangeably in these notes to the Condensed Consolidated Financial Statements to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

Jackson Hewitt Tax Service Inc. was incorporated in Delaware in February 2004 to be the parent corporation in connection with the Company’s initial public offering (“IPO”) pursuant to which Cendant Corporation, now known as Avis Budget Group, Inc. (“Avis Budget”), divested 100% of its ownership interest in Jackson Hewitt Tax Service Inc. Jackson Hewitt Inc. (“JHI”) is a wholly-owned subsidiary of Jackson Hewitt Tax Service Inc. Jackson Hewitt Technology Services LLC is a wholly-owned subsidiary of JHI that supports the technology needs of the Company. Company-owned office operations are conducted by Tax Services of America, Inc. (“TSA”), which is a wholly-owned subsidiary of JHI. The Condensed Consolidated Financial Statements include the accounts and transactions of Jackson Hewitt and its subsidiaries.

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

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net income (loss) from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive income (loss) are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$27,538	$24,467	$(621)	$(28)
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives (Note 5)	218	16	(224)	498

Total other comprehensive income (loss), net of tax	218	16	(224)	498

Comprehensive income (loss)	$27,756	$24,483	$(845)	$470

Computation of earnings (loss) per share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to the Company’s common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) available to the Company’s common stockholders by an adjusted weighted average number of common shares outstanding assuming conversion of potentially dilutive securities arising from stock options outstanding. For the three months ended January 31, 2007 and 2006, all stock options outstanding had exercise prices higher than the Company’s average stock price during the respective period. For the nine months ended January 31, 2007, the following securities were considered antidilutive and therefore were excluded from the computation of diluted loss per share:

	2007	2006
Number of antidilutive stock options outstanding as of January 31	2,786,203	2,311,964

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income tax positions that the Company has taken or expects to take with respect to a tax refund. FIN No. 48 prescribes a more-likely-than-not threshold for recognition as well as measurement criteria for changes in such tax positions for financial statement purposes. In addition, FIN No. 48 also requires additional qualitative and quantitative disclosures on unrecognized tax benefits to be included in the notes to the consolidated financial statements. The provisions of FIN No. 48 are effective for the Company beginning May 1, 2007. The Company is currently assessing the potential impact on its consolidated financial position and results of operations of adopting FIN No. 48.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB No. 108 must be applied to the Company’s annual financial statements for the fiscal year ending April 30, 2007. The impact of adopting SAB No. 108 will not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning May 1, 2008. The Company is currently assessing the potential impact on its consolidated financial position and results of operations of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for the Company beginning May 1, 2008. The Company is currently assessing the potential impact on its consolidated financial position and results of operations of adopting SFAS No. 159.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2006	$336,767	$55,933	$392,700
Additions (Note 8)	—	2,898	2,898

Balance as of January 31, 2007	$336,767	$58,831	$395,598

Other intangible assets consist of:

	As of January 31, 2007			As of April 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(13,992)	$2,060	$16,052	$(12,789)	$3,263
Customer relationships(b)	8,913	(6,539)	2,374	7,535	(5,713)	1,822

Total amortizable other intangible assets	$24,965	$(20,531)	$4,434	$23,587	$(18,502)	5,085

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000

Total other intangible assets			$85,434			$86,085

(a)	Amortized over a period of 10 years.
(b)	Amortized over a period of two to seven years.

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2006	$84,263	$1,822	$86,085
Additions (Note 8)	—	1,378	1,378
Amortization	(1,203)	(826)	(2,029)

Balance as of January 31, 2007	$83,060	$2,374	$85,434

Amortization expense relating to other intangible assets was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
	(In thousands)
Franchise agreements	$401	$400	$1,203	$1,203
Customer relationships	271	204	826	660

Total	$672	$604	$2,029	$1,863

Estimated amortization expense related to other intangible assets for each of the respective periods in the fiscal periods ended April 30 is as follows:

Amount
(In thousands)
Remaining three months in fiscal 2007	$641
2008	1,829
2009	646
2010	484
2011	389
2012 and thereafter	445

Total	$4,434

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

The $450 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Eurodollar borrowings bear interest at the London Inter-Bank Offer Rate (“LIBOR”), as defined in the $450 Million Credit Facility, plus a credit spread as defined in the $450 Million Credit Facility, ranging from 0.50% to 0.75% per annum. Base Rate borrowings, as defined in the $450 Million Credit Facility, bear interest primarily at the Prime Rate, as defined in the $450 Million Credit Facility. The $450 Million Credit Facility carries an annual fee ranging from 0.10% to 0.15% of the unused portion of the $450 Million Credit Facility. The Company may also use the $450 Million Credit Facility to issue letters of credit for general corporate purposes. There was a $0.8 million letter of credit outstanding under the $450 Million Credit Facility as of January 31, 2007 as required under the Company’s lease agreement for its corporate headquarters in Parsippany, New Jersey, which will be reduced to $0.5 million in fiscal 2008 and terminate thereafter.

The $450 Million Credit Facility contains covenants, including the requirement that the Company meet certain financial covenants, such as a maximum consolidated leverage ratio of 3.0:1.0 and a minimum consolidated interest coverage ratio of 4.0:1.0. The consolidated leverage ratio is the ratio of consolidated debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), each as defined in the $450 Million Credit Facility. The consolidated interest coverage ratio is the ratio of consolidated EBITDA to consolidated interest expense, each as defined in the $450 Million Credit Facility. As of January 31, 2007, the Company was in compliance with these covenants.

In connection with amending and restating the credit facility, the Company incurred an additional $0.6 million of financing fees, which were deferred and are being amortized to interest expense over the term of the $450 Million Credit Facility. Additionally, the Company incurred a non-cash charge of $0.1 million in the nine months ended January 31, 2007 related to the write-off of unamortized deferred financing costs in connection with amending and restating the credit facility.

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

In connection with the issuance of the $175 Million Notes, the Company incurred $1.7 million of financing fees which were deferred and were being amortized to interest expense over the term of the $175 Million Notes. The Company incurred a non-cash charge of $1.4 million in the nine months ended January 31, 2006 related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes in June 2005.

$100 Million Credit Facility

On June 29, 2005, the Company repaid and then immediately terminated the $100 Million Credit Facility, which the Company had established on June 25, 2004.

In connection with entering into the $100 Million Credit Facility, the Company incurred $1.6 million of financing fees, which were deferred and were being amortized to interest expense over the five-year term of the $100 Million Credit Facility. The Company incurred a non-cash charge of $1.3 million in the nine months ended January 31, 2006 related to the write-off of deferred financing costs associated with the termination of the $100 Million Credit Facility.

On June 27, 2005, the Company borrowed $99.0 million from the $100 Million Credit Facility and two days later repaid this amount in full.

Average Cost of Debt

The Company’s average cost of debt was 6.0% and 5.5% in the three months ended January 31, 2007 and 2006, respectively, and 6.1% and 5.3% in the nine months ended January 31, 2007 and 2006, respectively.

5. INTEREST RATE HEDGES

In August 2005, the Company entered into interest rate swap agreements with financial institutions to convert a notional amount of $50.0 million of floating-rate borrowings into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. In connection with extending the maturity date under the amended and restated credit facility, in October 2006 the Company entered into interest rate collar agreements to become effective after the interest rate swap agreements terminate. The interest rate collar agreements were entered into with financial institutions to limit the variability of expense/payments on $50.0 million of floating-rate borrowings during the period from July 2010 to October 2011 to a range of between 5.5% (the cap) and 4.6% (the floor). These interest rate collar agreements were determined to be cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 149. As of January 31, 2007 and April 30, 2006,, the aggregate fair value of the interest rate hedges were $1.2 million and $0.9 million, respectively, and were included in other non-current assets on the Condensed Consolidated Balance Sheets. Since inception, no amounts have been recognized in the results of operations due to ineffectiveness of the interest rate hedges.

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

Under the Amended and Restated Plan, stock options are granted, with the exception of certain stock options granted at the time of the Company’s IPO, with an exercise price equal to the market price of a share of common stock on the date of grant, have a contractual term of ten years and vest based on four years of continuous service from the date of grant. Certain awards provide for accelerated vesting if there is a change in control (as defined in the Amended and Restated Plan). The Amended and Restated Plan includes nondiscretionary antidilution provisions in case of an equity restructuring.

On January 1, 2003, the Company had adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the transitional provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Additionally, on May 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) and began recognizing stock-based compensation net of estimated forfeitures upon the issuance of the stock option. Prior to the adoption of SFAS No. 123R, the Company recognized the related benefit upon forfeiture of the award.

The Company incurred stock-based compensation expense of $1.0 million and $0.7 million in the three months ended January 31, 2007 and 2006, respectively, in connection with the vesting of employee stock options. The associated future income tax benefit recognized was $0.4 million and $0.3 million in the three months ended January 31, 2007 and 2006, respectively. The Company incurred stock-based compensation expense of $2.8 million (net of a $0.1 million cumulative effect adjustment related to forfeitures upon adopting SFAS No. 123R) and $1.8 million in the nine months ended January 31, 2007 and 2006, respectively, in connection with the vesting of employee stock options. The associated future income tax benefit recognized was $1.1 million and $0.7 million in the nine months ended January 31, 2007 and 2006, respectively.

The weighted average grant date fair value of the Jackson Hewitt stock options granted during the nine months ended January 31, 2007 and 2006 was $11.50 and $6.41, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model that used the assumptions noted below. For the expected term, the Company uses the simplified method as permitted under SEC SAB No. 107, “Share-Based Payment” to determine expected holding period and will continue to do through December 31, 2007 at which point it will have accumulated a reasonably consistent history of exercised options since the Company’s IPO in order to make a more refined estimate. Expected volatility was based on the Company’s historical publicly-traded stock price. The risk-free rates used were based on the U.S. treasury yield curve in effect at the time of grant.

The following table sets forth the weighted average assumptions used to determine compensation cost for stock options granted during the nine months ended January 31, 2007 and 2006:

	Nine Months Ended January 31,
	2007	2006
Expected term (years)	6.25	6.25

Expected volatility	32.0%	28.0%

Expected dividend yield	1.5%	1.5%

Risk-free rate	5.0%	3.9%

The following table summarizes information about stock option activity for the nine months ended January 31, 2007:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of April 30, 2006	2,461,152	$17.68
Granted	549,414	$32.76
Exercised	(175,082)	$15.98
Forfeited	(8,206)	$17.00
Expired	(850)	$17.00

Outstanding as of January 31, 2007	2,826,428	$20.72	7.3	$44.8

Vested or expected to vest as of January 31, 2007	2,744,396	$20.62	7.3	$43.8

Exercisable as of January 31, 2007	1,185,779	$16.15	5.9	$24.1

The total intrinsic value of stock options exercised (which is the amount by which the stock’s market price exceeded the option’s exercise price) on the date of exercise was $3.2 million for the nine months ended January 31, 2007. The total intrinsic value on the date of exercise for the 163,085 stock options exercised during the nine months ended January 31, 2006 was $1.5 million.

The following table summarizes information about non-vested stock options as of January 31, 2007 and changes for the nine months ended January 31, 2007:

	Number of Stock Options	Weighted Average Grant Date Fair Value
Non-vested as of April 30, 2006	1,546,019	$6.24
Granted	549,414	$11.50
Vested	(446,578)	$6.21
Forfeited	(8,206)	$6.01

Non-vested as of January 31, 2007	1,640,649	$8.01

As of January 31, 2007, there was $9.0 million of deferred stock-based compensation cost which is expected to be recognized over a weighted average period of 2.7 years. The total fair value of stock options vested during the nine months ended January 31, 2007 and 2006 was $2.8 million and $1.5 million, respectively.

The Company has authorized a stock purchase plan under which eligible employees have the ability to purchase shares of the Company’s common stock at 95% of market value. No stock has been offered for purchase under this plan as of January 31, 2007.

Restricted Stock Units

The Company incurred stock-based compensation expense of $0.2 million in each of the nine month periods ended January 31, 2007 and 2006, respectively, in connection with the issuance of fully vested and non-forfeitable RSUs to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services. Since May 1, 2006, the Company has granted 6,551 RSUs with a weighted average grant price of $34.95 resulting in total RSUs outstanding of 43,067 with a weighted average grant price of $22.73.

7. SHARE REPURCHASES

During the nine months ended January 31, 2007, the Company repurchased 3,168,459 shares of its common stock totaling $104.5 million, including commissions, under two separately authorized share repurchase programs, as described below.

•

In September 2006, the Company completed a $75.0 million share repurchase program that had been authorized by the Company’s Board of Directors on May 31, 2006. During the nine months ended January 31, 2007, the Company repurchased 2,320,759 shares of its common stock under this program.

•

On October 12, 2006, the Company’s Board of Directors authorized a $200.0 million multi-year share repurchase program. The Company has repurchased 847,700 shares of its common stock totaling $29.5 million, including commissions, under this program through January 31, 2007.

During the nine months ended January 31, 2006, the Company repurchased 2,538,197 shares of its common stock totaling $61.3 million, including commissions, under two separately authorized share repurchase programs.

The Company uses the cost method to account for share repurchases, which to date have been made in the open market. None of the Company’s repurchased shares have been retired as of January 31, 2007.

8. ACQUISITIONS

In the nine months ended January 31, 2007, the Company acquired five tax return preparation businesses for a total purchase price of $4.3 million, of which $2.5 million was paid at closings and $1.8 million was included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet as of January 31, 2007. Payment of certain accrued purchase price obligations includes the requirement that the acquired entities achieve specified revenue levels during the tax season.

In fiscal 2006, the Company acquired five tax return preparation businesses for a total purchase price of $2.7 million, of which $1.5 million was paid at respective closings and $1.2 million was included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet as of April 30, 2006. During the nine months ended January 31, 2007, such accrued purchase price obligations were settled.

The Company’s acquisitions in the periods presented were not significant to the Company’s financial position, results of operations or cash flows either individually or in the aggregate and all related goodwill acquired is deductible for tax purposes.

9. RELATED PARTY TRANSACTIONS

Termination of Telecommunications Services Agreement

Since the Company’s IPO, Avis Budget had provided telecommunication services to the Company as an unaffiliated entity pursuant to the transitional agreement that the Company entered into with Avis Budget in connection with the Company’s IPO. In August 2006, the Company notified Avis Budget of its intent to terminate the provision of these services effective September 30, 2006. The Company’s costs for such telecommunications services were $0.2 million for the three months ended January 31, 2006. Such costs were $0.2 million and $0.7 million for the nine months ended January 31, 2007 and 2006, respectively.

10. SEGMENT INFORMATION AND CORPORATE AND OTHER

The Company manages and evaluates the operating results of the business in two segments:

•

Franchise Operations—This segment consists of the operations of the Company’s franchise business, including royalty and marketing and advertising revenues, financial product fees and other revenues; and

•

Company-Owned Office Operations—This segment consists of the operations of the Company-owned offices for which the Company recognizes service revenues for the preparation of tax returns and related services.

Management evaluates the operating results of each of its reportable segments based upon revenues and income before income taxes. Intersegment transactions approximate fair market value and are not significant.

Company-owned office operations recognize marketing and advertising expenses equal to 6% of service revenues from operations and also recognize regional and local marketing and advertising expenses.

	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Three months ended January 31, 2007
Revenues	$80,207	$34,239	$—	$114,446

Income (loss) before income taxes	$46,721	$10,853	$(11,731)	$45,843

Three months ended January 31, 2006
Revenues	$65,124	$30,031	$—	$95,155

Income (loss) before income taxes	$40,995	$11,534	$(12,252)	$40,277

	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Nine months ended January 31, 2007
Revenues	$91,364	$35,098	$—	$126,462

Income (loss) before income taxes	$29,842	$(2,709)	$(28,167)	$(1,034)

Nine months ended January 31, 2006
Revenues	$79,415	$30,873	$—	$110,288

Income (loss) before income taxes	$30,079	$45	$(30,171)	$(47)

(a)	Expenses include unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as stock-based compensation.

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On March 18, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against Santa Barbara Bank & Trust (“SBB&T”) and the Company in the Superior Court of California (San Francisco), subsequently adding Cendant, in the Superior Court of California (Santa Barbara, following a transfer from San Francisco) seeking declaratory relief in connection with the provision of RALs, as to the lawfulness of the practice of cross-lender debt collection, as to the validity of SBB&T’s cross-lender debt collection provision and as to whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent, and seeking injunctive relief, restitution, disgorgement, compensatory damages, statutory damages, punitive damages, attorneys’ fees, and expenses. The Company is a party in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T. The trial court granted a motion by SBB&T and third-party bank defendants on federal preemption grounds, and stayed all other proceedings pending appeal. The California Court of Appeal reversed the trial court’s preemption decision. The California Supreme Court denied review. SBB&T and third-party banks have moved in the California Court of Appeal to stay remittitur pending certiorari to the United States Supreme Court. A decision by the California Court of Appeal is currently pending. The Company believes it has meritorious defenses and is contesting this matter vigorously. Ms. Hood also filed a separate suit against the Company and Cendant on December 18, 2003 in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. The allegations of negligence, breach of fiduciary duty, and violation of certain Ohio law relate to the same set of facts as the California action. Plaintiff seeks equitable and declaratory relief, damages, attorneys’ fees, and expenses. Plaintiff subsequently voluntarily dismissed Cendant from this action. The case is in its discovery and pretrial stage. The Company has filed a motion to stay the action, or in the alternative to add SBB&T as a third-party defendant, pending a decision in the California appeal as described above. A decision by the Ohio court is currently pending. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On June 18, 2004, Myron Benton brought a purported class action against SBB&T and the Company in the Supreme Court of the State of New York (County of New York) in connection with disclosures made in connection with the provision of RALs, alleging that the disclosures and related practices are fraudulent and otherwise unlawful, and seeking equitable and monetary relief. On July 26, 2006, the court granted the Company’s motion for summary judgment in all respects, dismissing the plaintiff’s complaint. The plaintiff appealed. On January 10, 2007, pursuant to a stipulation, the Appellate Division, First Department, dismissed plaintiff’s appeal with prejudice.

On December 23, 2005, Pierre Brailsford and Kevin Gilmore brought a purported class action complaint against the Company in the Superior Court of California, Alameda County in connection with disclosures made in connection with the provision of RALs, alleging that the disclosures and related practices are fraudulent and otherwise unlawful, and seeking equitable and monetary relief. As reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007, on January 9, 2007, the Company finalized the terms of the previously disclosed preliminary settlement. A Stipulation of Class Action Settlement was filed on January 9, 2007 seeking approval by the United States District Court for the Northern District of California. Under the terms of the settlement, California customers of the Company and the Company’s franchisees who purchased RALs from the Company’s providers of financial products between 2001 and 2004 will accept payment from the fund established in connection with the resolution of the inquiry by the Attorney General’s Office of the State of California (as described more fully below) as complete relief for their claims relating to their purchase of RALs (except with respect to any claim relating to the collection of an outstanding delinquent RAL debt). Further, under the terms of the settlement, the Company paid an additional $0.7 million to provide relief to those California customers who purchased RALs during 2005 and paid class counsel’s attorneys’ fees and costs. Such payment of $0.7 million was included in selling, general and administrative expenses in the Company’s Condensed Consolidated Results of Operations during the three and nine months ended January 31, 2007. The settlement is subject to final approval by the Court. In the event the settlement does not proceed, the Company will continue to contest this matter vigorously.

On September 26, 2006, Willie Brown brought a purported class action complaint against the Company in the Ohio Court of Common Pleas, Cuyahoga County, in connection with an alleged failure to comply with Ohio’s Credit Services Organization Act, and for alleged unfair and deceptive acts in violation of Ohio’s Consumer Sales Practices Act, and seeking damages and injunctive relief. On October 30, 2006, the Company filed a notice removing the complaint to the United States District Court for the Northern District of Ohio, Eastern Division. On November 6, 2006, the Company filed a motion to dismiss, and a motion to stay proceedings and to compel arbitration. On December 8, 2006, plaintiff filed a motion to remand the case to the Ohio Court of Common Pleas, Cuyahoga County, which the Company opposed on January 16, 2007. On February 26, 2007 the Court granted plaintiff’s motion to remand, without ruling on the other pending motions. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On October 30, 2006, Linda Hunter brought a purported class action complaint against the Company in the United States District Court, Southern District of West Virginia, for an alleged breach of fiduciary duty, for breach of West Virginia’s Credit Service Organization Act, for breach of contract, and for unfair or deceptive acts or practices, and seeking damages. On November 22, 2006, the Company filed a motion to dismiss. A decision by the Court is currently pending. The Company believes it has meritorious defenses and is contesting this matter vigorously.

In March 2003, the California Attorney General’s Office initiated an inquiry into certain of the Company’s business practices, including, but not limited to, the manner in which services are marketed and financial products are facilitated. As reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2007, on January 3, 2007, simultaneously with the filing of a complaint in this action, the Company finalized the terms of the previously disclosed negotiated settlement of an inquiry by the Attorney General’s Office of the State of California through the entry of a Stipulated Judgment. The suit alleged, among other things, that the Company made misleading or deceptive statements and engaged in unfair competition in connection with the facilitation of financial products. Under the final terms of the Stipulated Judgment, which are consistent with the terms of the previously disclosed proposed settlement, the Company paid $4.0 million into a fund from which California customers of the Company and the Company’s franchisees who purchased refund anticipation loans and other financial products from the Company’s providers of financial products between 2001 and 2004 are eligible to receive monies based on the number and type of products purchased and the amount of outstanding delinquent debt collected by the provider of financial products. In order to receive monies in the collection of outstanding delinquent debt, customers will be required to execute a release of claims. The Company also paid a $0.5 million civil monetary penalty and $0.5 million in costs of investigation to the State of California and has also agreed to certain injunctive relief. The injunctive relief incorporates a number of practices that the Company has implemented over the last several years as part of its ongoing efforts to establish industry leading best practices. In connection with the above, the Company recorded litigation related expenses of $3.8 million in fiscal 2006 and $1.2 million in the nine months ended January 31, 2007. Such costs were included in selling, general and administrative expenses in the Company’s Condensed Consolidated Results of Operations in all periods presented.

The settlement of the California Attorney General inquiry and the Brailsford action reflect a global resolution of pending matters by the Company for California customers regarding the origination of RALs between 2001 and 2005. While the Company believes that it has not violated the law, or engaged in any wrongdoing, in connection with either the California Attorney General inquiry or the Brailsford action, the Company agreed to settle both of these matters in order to avoid the costs and inconvenience of litigation.

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

Guarantees

As of January 31, 2007, the Company had outstanding an $0.8 million irrevocable letter of credit under the $450 Million Credit Facility as required under the Company’s lease agreement for its corporate headquarters in Parsippany, New Jersey, which will be reduced to $0.5 million in fiscal 2008 and terminate thereafter.

The Company is required to provide various types of surety bonds, such as tax preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations to third parties. These bonds vary in duration although most are issued and outstanding from one to two years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $2.1 million as of January 31, 2007. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company, through TSA, provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require it in certain circumstances to pay penalties and interest assessed by a taxing authority. The Company recognized a liability of $0.1 million as of January 31, 2007 for the fair value of the obligation undertaken in issuing the guarantee. Such liability was included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee® product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

The transitional agreement with Avis Budget provides that the Company continues to indemnify Avis Budget and its affiliates against potential losses based on, arising out of or resulting from, among other things, claims by third parties relating to the ownership or the operation of the Company’s assets or properties and the operation or conduct of the Company’s business, whether in the past or future, including any currently pending litigation against Avis Budget and any claims arising out of or relating to the Company’s IPO. The only currently pending litigation against the Company and Avis Budget is the suit brought by Canieva Hood in California, which is discussed in “Legal Proceedings.” Additionally, the transitional agreement provides that the Company is responsible for the respective tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries relating to all taxable periods. Accordingly, the Company is required to indemnify Avis Budget and its subsidiaries against any such tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries. While there have not been any indemnification payments by the Company under these arrangements since the Company’s IPO, the Company could be obligated to make such payments in the future.

The Company routinely enters into contracts that include indemnification provisions that serve to protect the contracting parties from losses such parties suffer as a result of acts or omissions of the Company and/or its affiliates, including in particular indemnity obligations relating to (a) tax, legal and other risks related to the purchase of businesses or the provision of services; (b) indemnification of the Company’s directors and officers; (c) indemnities of various lessors in connection with facility leases for certain claims arising from such facility or lease; and (d) third-party claims, including those from franchisees, relating to various arrangements in the normal course of business. There is no stated maximum payment related to these indemnities, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against the Company and the ultimate liability related to any such claims, if any, is difficult to predict. While there have not been any indemnification payments by Jackson Hewitt under these arrangements in the past, there can be no assurance that the Company will not be obligated to make such payments in the future.

12. SUBSEQUENT EVENT

Declaration of Dividend

On March 8, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock, payable on April 13, 2007, to common stockholders of record on March 28, 2007.

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

Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the following potential risks and uncertainties: our ability to achieve the same levels of growth in revenues and profits in the future as we have in the past; our ability to successfully attract and retain key personnel; government initiatives that simplify tax return preparation or reduce the need for a third party tax return preparer, improve the timing and efficiency of processing tax returns or decrease the number of tax returns filed or reduce the size of tax refunds; government legislation and regulation of the tax preparation industry and related financial products, including refund anticipation loans and the failure by us, or the financial institutions which provide financial products, to comply with such legal and regulatory requirements; our exposure to litigation; the failure of our insurance to cover all the risks associated with our business; our ability to protect our customers’ personal information; the success of our franchised offices; our responsibility to third parties for the acts of our franchisees; the effectiveness of our marketing and advertising programs and franchisee support of these programs; disruptions in our relationships with our franchisees; changes in our relationships with financial product providers that could reduce the revenues we derive from our agreements with these financial institutions as well as affect our customers’ ability to obtain financial products through our tax preparation offices; changes in our relationships with retailers that could affect our growth and profitability; the seasonality of our business and its effect on our stock price; competition from tax return preparation service providers, volunteer organizations and the government; our ability to offer innovative new financial products and services; our reliance on technology systems and electronic communications to perform the core functions of our business; our ability to protect our intellectual property rights or defend against any third party allegations of infringement by us; our reliance on cash flow from subsidiaries; our compliance with credit facility covenants; our exposure to increases in prevailing market interest rates; our ability to pay dividends in the future; the effect of market conditions, general conditions in the tax return preparation industry or general economic conditions; changes in accounting policies or practices and our ability to maintain an effective system of internal controls.

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

OVERVIEW

We manage and evaluate the operating results of our business in two segments:

•	Franchise operations: This segment consists of the operations of our franchise business, including royalty and marketing and advertising revenues, financial product fees and other revenues.

•	Company-owned office operations: This segment consists of the operations of our company-owned offices for which we recognize service revenues for the preparation of tax returns and related services.

Jackson Hewitt Tax Service Inc. is the second largest paid individual tax return preparer in the United States based upon the number of individual tax returns prepared and filed with the Internal Revenue Service. As of January 31, 2007, our network consisted of 6,526 franchised and company-owned offices. During the three months ended January 31, 2007, our network prepared 1.3 million tax returns. We generate revenues from fees paid by our franchisees, service revenues earned at company-owned offices and financial product related revenues. “Jackson Hewitt,” “we,” “our,” and “us,” are used interchangeably in this report to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

Seasonality of Operations

The tax preparation business is highly seasonal, and we generate substantially all of our revenues during the tax season, which is the period from January 1 through April 30. In fiscal 2006, we earned 93% of our revenues during this period. We generally operate at a loss during the period from May 1 through December 31, during which we incur costs primarily associated with preparing for the upcoming tax season. Additionally, the industry has experienced a shift in filing trends over the past three years with customers migrating from the early season (defined as January and February) to the late season (defined as March and April).

RESULTS OF OPERATIONS

Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

Consolidated Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues
Franchise operations revenues:
Royalty	$32,017	$29,262	$33,359	$30,589
Marketing and advertising	14,338	13,318	14,934	13,930
Financial product fees	30,019	17,197	34,506	21,179
Other financial product revenues	—	1,409	—	5,518
Other	3,833	3,938	8,565	8,199
Service revenues from company-owned office operations	34,239	30,031	35,098	30,873

Total revenues	114,446	95,155	126,462	110,288

Expenses
Cost of franchise operations	8,220	6,800	24,173	21,303
Marketing and advertising	25,030	16,787	31,327	22,642
Cost of company-owned office operations	19,264	14,921	29,963	24,064
Selling, general and administrative	10,018	11,576	26,822	26,696
Depreciation and amortization	3,134	2,859	9,100	8,242

Total expenses	65,666	52,943	121,385	102,947

Income from operations	48,780	42,212	5,077	7,341
Other income/(expense):
Interest income	639	508	1,305	1,433
Interest expense	(3,576)	(2,747)	(7,308)	(6,664)
Write-off of deferred financing costs	—	—	(108)	(2,677)
Other	—	304	—	520

Income (loss) before income taxes	45,843	40,277	(1,034)	(47)
Provisions for (benefit from) income taxes	18,305	15,810	(413)	(19)

Net Income (loss)	$27,538	$24,467	$(621)	$(28)

The following table presents selected key operating statistics for our franchise and company-owned office operations.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Offices:
Franchise operations	5,802	5,366	5,802	5,366
Company-owned office operations	724	647	724	647

Total offices—system	6,526	6,013	6,526	6,013

Tax returns prepared (in thousands):
Franchise operations	1,174	1,193	1,237	1,249
Company-owned office operations	154	150	158	154

Total tax returns prepared—system	1,328	1,343	1,395	1,403

Average revenues per tax return prepared:
Franchise operations (1)	$203.59	$186.02	$201.22	$185.85

Company-owned office operations (2)	$222.49	$200.29	$221.42	$200.51

Average revenues per tax return prepared—system	$205.78	$187.61	$203.51	$187.46

Financial products (in thousands) (3)	1,353	1,262	1,383	1,284

Average financial product fees per financial product (4)	$22.19	$13.63	$24.95	$16.50

(1)	Calculated as total revenues earned by our franchisees, which does not represent revenues earned by us, divided by the number of tax returns prepared by our franchisees (see calculation below). We earn royalty and marketing and advertising revenues, which represent a percentage of the revenues received by our franchisees.
(2)	Calculated as tax preparation revenues and related fees earned by company-owned offices (as reflected in the Condensed Consolidated Statements of Operations) divided by the number of tax returns prepared by company-owned offices.
(3)	Consists of refund anticipation loans, assisted refunds (formerly called accelerated check refunds and assisted direct deposits) and Gold Guarantee products.
(4)	Calculated as revenues earned from financial product fees (as reflected in the Condensed Consolidated Statements of Operations) divided by the number of financial products. Average financial product fees per financial product in current periods reflect the impact of our agreements with the providers of our financial products executed in the fourth quarter last year.

Calculation of average revenues per tax return prepared in Franchise Operations:

(dollars in thousands, except per tax return data)	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Total revenues earned by our franchisees (A)	$238,960	$221,965	$248,897	$232,113

Average royalty rate (B)	13.40%	13.18%	13.40%	13.18%
Marketing and advertising rate (C)	6.00%	6.00%	6.00%	6.00%

Combined royalty and marketing and advertising rate (B plus C)	19.40%	19.18%	19.40%	19.18%

Royalty revenues (A times B)	$32,017	$29,262	$33,359	$30,589
Marketing and advertising revenues (A times C)	14,338	13,318	14,934	13,930

Total royalty and marketing and advertising revenues	$46,355	$42,580	$48,293	$44,519

Number of tax returns prepared by our franchisees (D)	1,174	1,193	1,237	1,249

Average revenues per tax return prepared by our franchisees (A divided by D)	$203.59	$186.02	$201.22	$185.85

Amounts may not recalculate precisely due to rounding differences.

Three Months Ended January 31, 2007 as Compared to Three Months Ended January 31, 2006

Total Revenues

Total revenues increased $19.3 million, or 20%, primarily due to the increase in financial product fees as well as due to the increase in average revenues per tax return prepared. Financial product fees increased $12.8 million due to the change in the agreements under which we earn financial product fees as compared to the same quarter last year (as such agreements were not executed until the fourth quarter of last year) and due to the increase of 7% in the number of financial products facilitated by our network. Under the financial product agreements that were executed in the fourth quarter last year, we now earn financial product fees under such agreements during the tax season in the third and fourth fiscal quarters for providing access to Jackson Hewitt offices and supporting the technology needs of the program. We no longer earn other financial product revenues on refund anticipation loans facilitated by our network. Average revenues per tax return prepared increased primarily as a result of stronger pricing and increased financial product attachment rates. As a result of the late release of Form W-2s and the industry experiencing a shift in filing trends with customers migrating from the early season to the late season, total tax returns prepared by our network decreased 1% as compared to the same quarter last year.

Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses increased $12.7 million, or 24%. The more notable highlights were as follows:

Cost of franchise operations: Cost of franchise operations increased $1.4 million, or 21%, due to the cumulative growth in the Gold Guarantee program over the past three years as expense from the Gold Guarantee product is charged ratably over the product’s 36-month life and due to increased personnel-related costs. Additionally, in the same quarter last year, we recorded a recovery of $0.4 million relating to our collection of fully reserved receivables

Marketing and advertising: Marketing and advertising expenses increased $8.2 million, or 49%, in line with anticipated growth in full year revenues and due to an increase in media production costs.

Cost of company-owned office operations: Cost of company-owned office operations increased $4.3 million, or 29%, primarily due to increased labor and facilities expenses incurred to support the new offices opened during the past year and to support customer demand.

Selling, general and administrative: Selling, general and administrative decreased $1.6 million, or 13%. In the three months ended January 31, 2007, we incurred $1.9 million in litigation related expenses. In the three months ended January 31, 2006, we accrued $3.5 million in litigation related expenses. Please see “Legal Proceedings” for additional information. Other notable highlights included (i) higher external legal fees of $0.6 million, (ii) higher stock-based compensation of $0.3 million as we granted additional stock options in the first quarter of fiscal 2007 for which the associated cost is recognized over the four-year vesting period following the grant date and (iii) lower other personnel-related costs.

Depreciation and amortization: Depreciation and amortization increased $0.3 million, or 10%, primarily due to the cumulative growth in capital expenditures, including leasehold improvements to support new offices and technology upgrades.

Other Income/(Expense)

Interest expense: Interest expense increased $0.8 million, or 30%, primarily due to a higher average debt balance from accelerated share repurchase program and higher interest rates. Our average cost of debt was 6.0% and 5.5% in the three months ended January 31, 2007 and 2006, respectively.

Nine Months Ended January 31, 2007 as Compared to Nine Months Ended January 31, 2006

Total Revenues

Total revenues increased $16.2 million, or 15%, primarily due to the reasons discussed in the three month comparison. The number of tax returns prepared by our network decreased 1% as compared to the same period last year. Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses increased $18.4 million, or 18%. The more notable highlights were as follows:

Cost of franchise operations: Cost of franchise operations increased $2.9 million, or 13%, primarily due to the reasons discussed in the three month comparison.

Marketing and advertising: Marketing and advertising expenses increased $8.7 million, or 38%, primarily due to the reasons discussed in the three month comparison.

Cost of company-owned office operations: Cost of company-owned office operations increased $5.9 million, or 25%, primarily due to the reasons discussed in the three month comparison.

Selling, general and administrative: Selling, general and administrative increased $0.1 million primarily due to (i) an increase of $1.1 million in personnel-related expenses, (ii) an increase of $1.0 million in stock-based compensation and (iii) an increase of $0.5 million in external legal fees. These expenses were partially offset by a reduction of $1.6 million in litigation related expenses as described in the three month comparison and a reduction of $0.6 million in other administrative expenses, including insurance and consulting costs.

Depreciation and amortization: Depreciation and amortization increased $0.9 million, or 10% due to cumulative growth in capital expenditures and higher acquisition related intangible assets.

Other Income/(Expense)

Interest expense: Interest expense increased $0.6 million, or 10%, due to higher interest rates. Our average cost of debt was 6.1% and 5.3% in the nine months ended January 31, 2007 and 2006, respectively.

Write-off of deferred financing costs: In the nine months ended January 31, 2006, we incurred a non-cash charge of $2.7 million related to the write-off of deferred financing costs associated with the repayment of $175.0 million five-year floating senior unsecured notes (the “$175 Million Notes”) and the termination of the $100.0 million five-year revolving credit facility. Also, in the nine months ended January 31, 2007, we incurred a non-cash charge of $0.1 million related to the write-off of unamortized deferred financing costs associated with amending and restating our credit facility.

Segment Results and Corporate and Other

Franchise Operations

Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues
Royalty	$32,017	$29,262	$33,359	$30,589
Marketing and advertising	14,338	13,318	14,934	13,930
Financial product fees	30,019	17,197	34,506	21,179
Other financial product revenues	—	1,409	—	5,518
Other	3,833	3,938	8,565	8,199

Total revenues	80,207	65,124	91,364	79,415

Expenses
Cost of operations	8,220	6,800	24,173	21,303
Marketing and advertising	22,357	14,485	28,092	19,758
Selling, general and administrative	1,025	1,114	3,274	2,953
Depreciation and amortization	2,443	2,204	6,974	6,251

Total expenses	34,045	24,603	62,513	50,265

Income from operations	46,162	40,521	28,851	29,150
Other income/(expense):
Interest income	559	474	991	929

Income before income taxes	$46,721	$40,995	$29,842	$30,079

Three Months Ended January 31, 2007 as Compared to Three Months Ended January 31, 2006

Total Revenues

Total revenues increased $15.1 million, or 23%. The more notable highlights were as follows:

Royalty and marketing and advertising: Royalty revenues increased $2.8 million, or 9%, and marketing and advertising revenues increased $1.0 million, or 8%, both primarily due to a 9% increase in average revenues per tax return prepared by our franchisees. Average revenues per tax return prepared increased primarily as a result of stronger pricing and increased financial product attachment rates. Additionally, we benefited from an increase in the average royalty rate we earn, which was 13.40% as compared to 13.18% in the same quarter last year, as the segment included more territories at the 15% royalty fee rate. The number of tax returns prepared decreased 2% as compared to the same quarter last year.

Financial product fees: Financial product fees increased $12.8 million, or 75%, primarily due to the change in the agreements under which we earn financial product fees as compared to the same quarter last year (as such agreements were not executed until the fourth quarter of last year) and a 7% increase in the number of financial products facilitated by our network. Under the agreements executed in the fourth quarter of last year with Santa Barbara Bank & Trust (“SBB&T”), a division of Pacific Capital Bank, N.A. and HSBC Taxpayer Financial Services Inc. (“HSBC”), we now earn a fixed annual fee as well as a variable payment tied to growth in the program during the tax season in the third and fourth fiscal quarters. In the three months ended January 31, 2007, under the agreements executed in the fourth quarter of last year, we recognized revenues of $27.7 million.

For comparison purposes, in the three months ended January 31, 2006, under the previous financial product agreements, we earned fixed fees from SBB&T and HSBC depending upon the financial product facilitated varying in amounts up to $14.55 per financial product. In the three months ended January 31, 2006, such financial product fees were $15.0 million.

Additionally, financial product fees increased due to the cumulative growth in our Gold Guarantee program over the past three years as such revenues are earned ratably over the product’s 36-month life.

Other financial product revenues: Other financial product revenues, which were related to refund anticipation loans, were eliminated under the financial products agreements that were executed in the fourth quarter of last year.

Total Expenses

Total operating expenses increased $9.4 million, or 38%. The more notable highlights were as follows:

Cost of operations: Cost of operations increased $1.4 million, or 21%, primarily due to the cumulative growth in the Gold Guarantee program over the past three years and increased personnel-related costs. Additionally, in the same quarter last year, we recorded a recovery of $0.4 million relating to the collection of fully reserved receivables.

Marketing and advertising: Marketing and advertising expenses increased $7.9 million, or 54%, in line with anticipated growth in full year revenues and due to an increase in media production costs.

Depreciation and amortization: Depreciation and amortization increased $0.2 million, or 11%, primarily due to the cumulative growth in capital expenditures.

Nine Months Ended January 31, 2007 as Compared to Nine Months Ended January 31, 2006

Total Revenues

Total revenues increased $11.9 million, or 15%. The more notable highlights were as follows:

Royalty and marketing and advertising: Royalty revenues increased $2.8 million, or 9%, and marketing and advertising revenues increased $1.0 million, or 7%, primarily due to an 8% increase in average revenues per tax return prepared by our franchisees. Additionally, we benefited from an increase in the average royalty rate we earn as described in the three month comparison. Also, the number of tax returns prepared decreased 1% as compared to the same period last year.

Financial product fees: Financial product fees increased $13.3 million, or 63%, primarily due to the reasons discussed in the three month comparison. In the nine months ended January 31, 2007, financial product fees under the financial product agreements executed in the fourth quarter of last year were $27.6 million as compared to $15.1 million in the same period last year which were earned under prior agreements with SBB&T and HSBC.

Other financial product revenues: Other financial product revenues, which were related to refund anticipation loans, were eliminated under the financial products agreements that were executed in the fourth quarter of last year.

Other revenues: Other revenues included the sale of 183 territories as compared to 174 in the same period last year.

Total Expenses

Total operating expenses increased $12.2 million, or 24%. The more notable highlights were as follows:

Cost of operations: Cost of operations increased $2.9 million, or 13%, primarily due to the reasons discussed in the three month comparison.

Marketing and advertising: Marketing and advertising expenses increased $8.3 million, or 42%, primarily due to the reasons discussed in the three month comparison.

Depreciation and amortization: Depreciation and amortization increased $0.7 million, or 12%, primarily due to the reason discussed in the three month comparison.

Company-Owned Office Operations

Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues
Service revenues from operations	$34,239	$30,031	$35,098	$30,873

Expenses
Cost of operations	19,264	14,921	29,963	24,064
Marketing and advertising	2,673	2,302	3,235	2,884
Selling, general and administrative	758	923	2,483	2,409
Depreciation and amortization	691	655	2,126	1,991

Total expenses	23,386	18,801	37,807	31,348

Income (loss) from operations	10,853	11,230	(2,709)	(475)
Other income/(expense):
Other	—	304	—	520

Income (loss) before income taxes	$10,853	$11,534	$(2.709)	$45

Three Months Ended January 31, 2007 as Compared to Three Months Ended January 31, 2006

Revenues

Service revenues from operations increased $4.2 million, or 14%, primarily due to an increase of 3% in the number of tax returns prepared as well as an increase of 11% in the average revenues per tax return prepared. Average revenues per tax return prepared increased primarily as a result of stronger pricing and increased financial product attachment rates.

Expenses

Expenses increased $4.6 million, or 24%, primarily due to increased labor and facilities expenses incurred to support the new offices opened during the past year and to support customer demand.

Nine Months Ended January 31, 2007 as Compared to Nine Months Ended January 31, 2006

Revenues

Service revenues from operations increased $4.2 million, or 14%, primarily due to an increase of 3% in the number of tax returns prepared as well as an increase of 10% in the average revenues per tax return prepared. Average revenues per tax return prepared increased primarily due to the reasons discussed in the three month comparison.

Expenses

Expenses increased $6.5 million, or 21%, primarily due to the reasons discussed in the three month comparison.

Corporate and Other

Corporate and other expenses include unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as stock-based compensation.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Expenses (a)
General and administrative	$5,289	$5,273	$16,127	$15,792
Stock-based compensation	1,073	766	3,065	2,042
Litigation related expenses	1,873	3,500	1,873	3,500

Total expenses	8,235	9,539	21,065	21,334

Loss from operations	(8,235)	(9,539)	(21,065)	(21,334)
Other income/(expense):
Interest income	80	34	314	504
Interest expense	(3,576)	(2,747)	(7,308)	(6,664)
Write-off of deferred financing costs	—	—	(108)	(2,677)

Loss before income taxes	$(11,731)	$(12,252)	$(28,167)	$(30,171)

(a)	Included in selling, general and administrative in the Condensed Consolidated Statements of Operations.

Three Months Ended January 31, 2007 as Compared to Three Months Ended January 31, 2006

Loss from Operations

Loss from operations decreased $1.3 million, or 14%, primarily due to the decrease of $1.6 million in litigation related expenses, as discussed in the Consolidated Results of Operations, and lower other personnel-related expenses. Partially offsetting these decreases were higher external legal fees of $0.6 million and higher stock-based compensation of $0.3 million.

Other income/(expense)

Interest expense increased for the reasons discussed in Consolidated Results of Operations.

Nine Months Ended January 31, 2007 as Compared to Nine Months Ended January 31, 2006

Loss from Operations

Loss from operations decreased $0.3 million, or 1%, primarily due to the decrease of $1.6 million in litigation related expenses as discussed in the Consolidated Results of Operations. Partially offsetting the decrease was higher stock-based compensation of $1.1 million and higher external legal fees of $0.5 million.

Other income/(expense)

Interest income decreased $0.2 million, or 38%, primarily due to lower average cash balances. Additionally, interest expense increased and write-off of deferred financing costs decreased for the reasons discussed in Consolidated Results of Operations.

Contractual Obligations

Outstanding borrowings as of January 31, 2007 under the $450 Million Credit Facility that expires in October 2011 were $253.0 million. Additionally, since April 30, 2006, we have entered into purchase obligations for certain marketing and technology-related services and for development advances with aggregate payments due in the following periods of: $0.7 million in the fourth quarter of fiscal 2007; $7.1 million in fiscal 2008; $3.7 million in fiscal 2009, $0.4 million in fiscal 2010 and $0.1 million in fiscal 2011.

Liquidity and Capital Resources

Historical Sources and Uses of Cash from Operations

Seasonality of Cash Flows

The tax preparation business is highly seasonal resulting in substantially all of our revenues and cash flow being generated during the tax season, which is the period from January 1 through April 30. Following the tax season, from May 1 through December 31, we primarily rely on excess operating cash flow from the previous tax season and our credit facility to fund our operating expenses and to reinvest in our business to support future growth. Given the nature of the franchise business model, our business is not capital intensive and has historically generated strong operating cash flow from operations.

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

The $450 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Eurodollar borrowings bear interest at the London Inter-Bank Offer Rate (“LIBOR”), as defined in the $450 Million Credit Facility, plus a credit spread as defined in the $450 Million Credit Facility, ranging from 0.50% to 0.75% per annum. Base Rate borrowings, as defined in the $450 Million Credit Facility, bear interest primarily at the Prime Rate, as defined in the $450 Million Credit Facility. The $450 Million Credit Facility carries an annual fee ranging from 0.10% to 0.15% of the unused portion of the $450 Million Credit Facility. We may also use the $450 Million Credit Facility to issue letters of credit for general corporate purposes. There was a $0.8 million letter of credit outstanding under the $450 Million Credit Facility as of January 31, 2007 as required under our lease agreement for our corporate headquarters in Parsippany, New Jersey, which will be reduced to $0.5 million in fiscal 2008 and terminate thereafter.

In connection with amending and restating our five-year unsecured credit facility, we incurred an additional $0.6 million of financing fees, which were deferred and are being amortized to interest expense over the term of the $450 Million Credit Facility. Additionally, we incurred a non-cash charge of $0.1 million in the nine months ended January 31, 2007 related to the write-off of unamortized deferred financing costs in connection with amending and restating our credit facility.

In the future we may require additional financing to meet our capital needs. Our liquidity position may be negatively affected by unfavorable conditions in the market in which we operate. In addition, our inability to generate sufficient profits during tax season may unfavorably impact our funding requirements.

For a more detailed discussion of our $450 Million Credit Facility, including a description of financial covenants which we are required to meet, please see “Part I–Item 1–Note 4-Long-Term Debt and Credit Facilities” to our Condensed Consolidated Financial Statements.

Sources and Uses of Cash

Operating activities

In the nine months ended January 31, 2007, net cash used in operating activities increased $11.3 million primarily due to the following:

•	We made federal and state income tax payments of $24.2 million in the current period as compared to $13.1 million in the same period last year when we utilized a net operating loss carryover.

•	We made marketing payments of $31.2 million in the current period as compared to $26.1 million in the same period last year.

•	We made bonus, including related employer payroll tax, payments of $15.8 million in the current period as compared to $9.1 million in the same period last year.

•	We made litigation related payments of $7.9 million in the current period as compared to $2.2 million in the same period last year.

Partially offsetting the higher payments discussed above was the timing of collection of financial product fees earned in the first month of tax season. Under the financial product agreements executed in the fourth quarter of last year, we received $23.5 million in financial product fees in January 2007 as compared to last year when we received all related fees in the fourth fiscal quarter.

Investing activities

We continue to reinvest capital in our business, primarily for computer equipment and software, expansion of our company-owned offices, funding provided to franchisees of development advance notes to convert to the Jackson Hewitt system and to open new storefront offices and costs to acquire independent tax preparation offices. In the nine months ended January 31, 2007, net cash used in investing activities increased $3.3 million primarily due to the following:

•	Funding provided to franchisees, net of repayments, increased $2.0 million.

•

Cash paid at closing dates for tax return preparation businesses acquired increased $1.1 million and cash paid for the settlement of deferred purchase price obligations for acquisitions made in prior fiscal years increased $1.0 million.

Financing activities

Financing activities primarily relate to borrowings and repayments under our credit facility, share repurchases and dividend payments to stockholders. In the nine months ended January 31, 2007, net cash provided by financing activities was $89.7 million as compared to net cash used in financing activities of $37.9 million in the same period last year. The primary driver for the $127.6 million increase was the repayment of our $175 Million Notes in June 2005. Additionally, partial offsets included:

•

We repurchased 3,168,459 shares of our common stock at an average price per share (including commissions) of $32.99 as compared to 2,538,197 shares at an average price per share (including commissions) of $24.16 in the same period last year as a result of larger authorized share repurchase programs.

•	We made quarterly dividend payments to stockholders in both periods for which the quarterly payments were increased from $0.08 per share to $0.12 cents per share.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

We are committed to growing our business while maintaining a flexible capital structure to reinvest in the business as well as to return excess capital to stockholders in the form of share repurchases and dividends. Our primary future cash requirements will be to fund operating activities, repurchase shares of our common stock, repay outstanding borrowings under the $450 Million Credit Facility, make periodic interest payments on our debt outstanding, fund capital expenditures, pay quarterly dividends, provide funding to franchisees and fund acquisitions. For the remainder of fiscal 2007, our primary cash requirements are as follows:

•

Expenses including cost of franchise operations and marketing and advertising, selling, general and administrative expenses—Marketing and advertising expenses include national, regional and local campaigns designed to increase brand awareness and attract both early-season and late-season tax filers. We also receive marketing and advertising payments from franchisees to fund our budget for most of these expenses.

•

Expenses to operate company-owned offices— Our company-owned offices complement our franchise system and expenses to operate such offices peak during the fourth fiscal quarter primarily due to the labor costs related to the seasonal employees who provide tax preparation services to our customers.

•

Repayment of outstanding borrowings under the $450 Million Credit Facility—As of February 28, 2007, we had $193.0 million outstanding under our $450 Million Credit Facility. We anticipate generating operating cash flow during the remainder of the current tax season to partially repay these outstanding borrowings.

•

Repurchase of shares of our common stock— On October 12, 2006, our Board of Directors authorized a $200.0 million multi-year share repurchase program. As of February 28, 2007, we had repurchased 847,700 shares of our common stock under this program totaling $29.5 million, including commissions. Such repurchases to date have been made in open market purchases. In the future, such repurchases may be made through open market purchases or privately negotiated transactions. Such repurchases depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

•

Quarterly dividend—On March 8, 2007, our Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock, payable on April 13, 2007, to common stockholders of record on March 28, 2007.

Future Sources of Cash

For the remainder of fiscal 2007, we expect our primary source of cash to be cash provided by our operating activities, primarily from the collection of accounts receivable from our franchisees and from the financial institutions that sell our financial products. During the period from May 1-December 31, we borrow against our credit facility to fund operations.

Interest Rate Hedges

In August 2005, we entered into interest rate swap agreements with financial institutions to convert a notional amount of $50.0 million of floating-rate borrowings into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. In connection with extending the maturity date under the amended and restated credit facility, in October 2006 we entered into interest rate collar agreements to become effective after the interest rate swap agreements terminate. The interest rate collar agreements were entered into with financial institutions to limit the variability of expense/payments on $50.0 million of floating-rate borrowings during the period from July 2010 to October 2011 to a range of between 5.5% (the cap) and 4.6% (the floor). These interest rate collar agreements were determined to be cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 149. Since inception, no amounts have been recognized in the results of operations due to ineffectiveness of the interest rate hedges.

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

Goodwill

We review the carrying value of our goodwill by comparing the carrying value of our reporting units to their fair value. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact results. We review the carrying value of goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. An adverse change to our business would impact our consolidated results and may result in an impairment of our goodwill. The aggregate carrying value of our goodwill was $395.6 million as of January 31, 2007. See “Part I–Item 1- Note 3—Goodwill and Other Intangible Assets” to our Condensed Consolidated Financial Statements for more information on goodwill.

Other Intangible Assets

Indefinite-lived intangible assets are carried at the lower of cost or fair value. If the fair value of the indefinite-lived intangible asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference. We review the carrying value of indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. An adverse change to our business would impact our consolidated results and may result in an impairment of our indefinite-lived intangible assets. The aggregate carrying value of our indefinite-lived intangible assets was $81.0 million as of January 31, 2007. See “Part I-Item 1—Note 3—Goodwill and Other Intangible Assets” to our Condensed Consolidated Financial Statements for more information on indefinite-lived intangible assets.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income tax positions that we have taken or expect to take with respect to a tax refund. FIN No. 48 prescribes a more-likely-than-not threshold for recognition as well as measurement criteria for changes in such tax positions for financial statement purposes. In addition, FIN No. 48 also requires additional qualitative and quantitative disclosures on unrecognized tax benefits to be included in the notes to the consolidated financial statements. The provisions of FIN No. 48 are effective for us beginning May 1, 2007. We are currently assessing the potential impact on our consolidated financial position and results of operations of adopting FIN No. 48.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB No. 108 must be applied to our annual financial statements for the fiscal year ending April 30, 2007. The impact of adopting SAB No. 108 will not have a material effect on our consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for us beginning May 1, 2008. We are currently assessing the potential impact on our consolidated financial position and results of operations of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for us beginning May 1, 2008. We are currently assessing the potential impact on our consolidated financial position and results of operations of adopting SFAS No. 159.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have financial market risk exposure related primarily to changes in interest rates. We attempt to reduce this risk through the utilization of derivative financial instruments. A hypothetical 1% change in the interest rate on our floating-rate borrowings outstanding as of January 31, 2007, excluding our $50.0 million of hedged borrowings whereby we fixed the interest rate, would result in an annual increase or decrease in income before income taxes of $2.0 million. The estimated increase or decrease is based upon the level of variable rate debt as of January 31, 2007 and assumes no changes in the volume or composition of debt.

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

(b) Changes in Internal Control over Financial Reporting.

During the three months ended January 31, 2007, there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds:

There were no unregistered sales of equity securities during the three months ended January 31, 2007.

Issuer Purchases of Equity Securities:

Period of settlement date	Total Number of Shares Purchased	Average Price Paid per Share (including Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program at end of Period (a)
November 1-30, 2006	81,000	$34.27	81,000	$192.6 million
December 1-31, 2006	555,600	$35.91	555,600	$172.7 million
January 1-31, 2007	64,800	$34.04	64,800	$170.4 million

Three months ended January 31, 2007	701,400	$35.55	701,400	$170.4 million

(a)	On October 13, 2006, we announced a $200.0 million multi-year share repurchase program.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended January 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no submissions of matters to a vote of security holders during the three months ended January 31, 2007.

Item 5.	Other Information.

There is no other information to be disclosed.

Item 6.	Exhibits.

Exhibits: We have filed the following exhibits in connection with this report:

10.1	Form of Executive Officer Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2007.

JACKSON HEWITT TAX SERVICE INC.

By:

/s/ MICHAEL D. LISTER
Michael D. Lister
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MARK L. HEIMBOUCH
Mark L. Heimbouch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)