Form 10-K
period 2007-04-30
JACKSON HEWITT TAX SERVICE INC
filed 2007-06-29
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of October 31, 2006 was $1,136.9 million, computed by reference to the price at which the common equity was last sold as reported on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s common stock was 30,056,755 (net of 8,014,345 shares held in treasury) as of May 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, to be filed within 120 days of the close of the registrant’s fiscal year, relating to the registrant’s 2007 Annual Meeting of Stockholders, to be held on September 20, 2007, are incorporated by reference into Part III of this report.

JACKSON HEWITT TAX SERVICE INC.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those contained in “Part I. Item 1—Business”, “Part I. Item 2—Properties”, “Part I. Item 3—Legal Proceedings”, “Part II. Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 8—Financial Statements and Supplementary Data” and notes thereto, included in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of Jackson Hewitt Tax Service Inc. All statements in this report, other than statements that are purely historical, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could.” These forward-looking statements involve risks and uncertainties.

Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the following potential risks and uncertainties: our ability to achieve the same levels of growth in revenues and profits in the future as we have in the past; our ability to successfully attract and retain key personnel; government initiatives that simplify tax return preparation or reduce the need for a third party tax return preparer, improve the timing and efficiency of processing tax returns or decrease the number of tax returns filed; the trend of tax payers filing their tax returns later in the tax season; the success of our franchised offices; our responsibility to third parties, regulators or courts for the acts of, or failures to act by, our franchisees; government legislation and regulation of the tax return preparation industry and related financial products, including refund anticipation loans, and the failure by us, or the financial institutions which provide financial products to our customers, to comply with such legal and regulatory requirements; the ongoing Department of Justice lawsuits and Internal Revenue Service examinations; the effectiveness of our tax return preparation compliance program; increased regulation of tax return preparers; our exposure to litigation; the failure of our insurance to cover all the risks associated with our business; our ability to protect our customers’ personal and financial information; the effectiveness of our marketing and advertising programs and franchisee support of these programs; disruptions in our relationships with our franchisees; changes in our relationships with financial product providers that could reduce the revenues we derive from our agreements with these financial institutions as well as affect our customers’ ability to obtain financial products through our tax return preparation offices; changes in our relationships with retailers and shopping malls that could affect our growth and profitability; the seasonality of our business and its effect on our stock price; competition from tax return preparation service providers, volunteer organizations and the government; our ability to offer innovative new financial products and services; our reliance on technology systems and electronic communications to perform the core functions of our business; our ability to protect our intellectual property rights or defend against any third party allegations of infringement by us; our reliance on cash flow from subsidiaries; our compliance with credit facility covenants; our exposure to increases in prevailing market interest rates; our quarterly results not being indicative of our performance as a result of tax season being relatively short and straddling two quarters; our ability to pay dividends in the future; certain provisions that may hinder, delay or prevent third party takeovers; changes in accounting policies or practices and our ability to maintain an effective system of internal controls; and the effect of market conditions, general conditions in the tax return preparation industry or general economic conditions.

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

PART I

ITEM 1. BUSINESS.

BUSINESS OVERVIEW

Jackson Hewitt Tax Service Inc. provides computerized preparation of federal, state and local individual income tax returns in the United States through a nationwide network of franchised and company-owned offices operating under the brand name Jackson Hewitt Tax Service®. We provide our customers with convenient, fast and accurate tax return preparation services and electronic filing of their tax returns. In connection with their tax return preparation experience, our customers may select various financial products, including refund anticipation loans (“RALs”). “Jackson Hewitt,” the “Company,” “we,” “our,” and “us” are used interchangeably in this report to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

We are the second largest paid individual tax return preparer in the United States based upon the number of individual tax returns prepared and filed with the Internal Revenue Service (“IRS”). In 2007, our network consisted of 6,501 franchised and company-owned offices and prepared 3.65 million tax returns. We estimate our network prepared approximately 4% of all tax returns prepared by a paid tax return preparer (“paid tax return preparer market”). We had total revenues for 2007 of $293.2 million which consisted of fees paid by our franchisees, service revenues earned at company-owned offices and financial product fees.

The core of our business is our franchise system. In 2007, our franchisees operated 5,778 offices and prepared 88% of the total number of tax returns prepared by our network. Our franchise model enables us to grow more quickly with less capital investment and lower operating expenses than if we operated all of the offices in our network directly. Complementing our franchise system are our company-owned offices.

Jackson Hewitt Tax Service Inc. was incorporated in Delaware in February 2004 to be the parent corporation in connection with the Company’s June 2004 initial public offering (“IPO”) pursuant to which Cendant Corporation, now known as Avis Budget Group, Inc. (“Cendant”), divested 100% of its ownership interest in Jackson Hewitt Tax Service Inc. Jackson Hewitt Inc. (“JHI”) is a wholly-owned subsidiary of Jackson Hewitt Tax Service Inc. Jackson Hewitt Technology Services LLC is a wholly-owned subsidiary of JHI that supports the technology needs of the Company. Company-owned office operations are conducted by Tax Services of America, Inc. (“TSA”), which is a wholly-owned subsidiary of JHI.

INDUSTRY OVERVIEW

We estimate that more than 136 million federal individual income tax returns will be filed in the United States in 2007 with more than 60% of these tax returns being prepared with the assistance of a paid tax return preparer. The market is highly fragmented and consists of tens of thousands of paid tax return preparers. In 2007, Jackson Hewitt was the second largest paid tax return preparer in the United States, with an approximate 4% share of the paid tax return preparer market. Electronic filing continues to be an important component in the filing of individual income tax returns. In 2007, 60% of United States individual income tax returns filed through April 30 were filed electronically. Electronic filing provides the taxpayer with benefits, including acknowledgment of receipt of the filing, better accuracy and faster tax refund processing.

The industry consists of customers with two filing behaviors—those who file during the early season (defined as January and February) and those who file during the late season (defined as March and April). Early season filers typically file their tax returns shortly after their Form W-2s become available in order to receive their tax refunds as quickly as possible. Historically, most of the tax returns filed by our network have been filed by the end of February, including approximately 74% of the returns filed by our network in 2007. Late season filers tend to have a higher adjusted gross income (“AGI”) on average and have more complex tax return preparation needs. These late season customers are generally less concerned with the speed of receipt of their tax refunds.

The table below shows the breakdown of tax returns filed by ranges of AGI, for all United States individual federal income tax returns filed (i) in 2005 in the United States and (ii) in 2007 by us.

	United States	Jackson Hewitt
Less than $35,000	56%	76%
$35,000 to $49,999	13	11
$50,000 or more	31	13

Total	100%	100%

Over the past few years, the overall tax filing market has experienced a shift in which more taxpayers are filing later in the tax season, moving from the early season to the late season. Through the end of February 2007, there were just under two million fewer tax returns filed with the IRS than during the same period in 2004. Total IRS tax filings have continued to grow, but the growth has occurred in the late season. We believe the stronger economy over the past few years—with declining unemployment and continued wage growth—has reduced the desire for certain taxpayers to file in the early season and receive their income tax refund as soon as possible. We believe this shift in taxpayer filings from early season to late season may be cyclical and could reverse following a slower economy.

BUSINESS OPERATIONS

Tax Return Preparation Services

Our network provides our customers with convenient, fast and accurate federal, state and local individual income tax return preparation services and electronic filing of their tax returns. Our network filed over 90% of our tax returns electronically in 2007. Through the use of our proprietary tax software, ProFiler®, we provide a comprehensive computerized individual tax return preparation experience designed to ensure accuracy. The cost of the tax return preparation service is generally based upon the complexity of the tax return. In connection with the filing of their tax returns, our customers may elect to receive their tax refund directly from the IRS, or if they prefer, may select one or more financial products.

In 2007, our network consisted of 5,778 franchised offices and 723 company-owned offices and prepared 3.65 million tax returns. Our total revenues in 2007 were $293.2 million, including revenues from franchisees, consisting of royalty and marketing and advertising fees and other revenues (45.4% of total revenues), service revenues earned at company-owned offices (27.3% of total revenues), and financial product fees (27.3% of total revenues).

Our network of offices consists of both storefront and retail-partner locations. Our retail-partner locations are located within other businesses, typically retail stores and shopping malls. In 2007, we had relationships with national and large regional retailers and shopping malls, including Wal-Mart Stores, Inc. (“Wal-Mart”), Kmart Corporation, Simon Property Group and General Growth Property, Inc., whose customer and employee demographics overlap with ours. Our agreements with these retailers allow Jackson Hewitt Tax Service offices to be located within the retail-partner’s locations in high-traffic areas during the tax season at relatively modest costs. During 2007, our network had over 1,600 retail-partner locations in retailers and shopping malls nationwide, including more than 1,300 in Wal-Mart stores. In 2007, approximately 13% of the tax returns prepared by our network were generated in retail-partner locations located in Wal-Mart stores.

Our franchisees and company-owned operations operate in defined geographic territories. We divide the country into over 5,100 specific territories. The average population of a territory is approximately 60,000. Approximately 1,900 of our territories, or 37%, remain available for sale to expand our network. We reevaluate the population size of available territories from time to time. We focus on selling new territories to high-quality franchisees already in our franchise system and to tax preparers or entrepreneurs new to our franchise system. We also seek to expand our network by increasing the number of offices operated in each territory. In 2007, the territories in which our network operated were largely under-penetrated, with only 31% of these territories having reached our target of at least three offices per territory. On average, we had 2.0 offices per territory in 2007.

Financial Products

In connection with our customers’ tax return preparation experience, various financial products are available for their choosing. Certain of these financial products provide the customer with the ability to have all fees, including fees for tax return preparation and the financial product, withheld from the proceeds of the financial product. In addition, financial products which are loans provide the customer with access to funds more quickly than if the customer had filed the tax return and waited to receive a tax refund directly from the IRS. Financial products available to our customers include:

Refund Anticipation Loans (“RALs”). A RAL is a loan made by a third party financial institution to a customer and secured by a customer’s anticipated federal tax refund. The loan amount, less applicable fees and charges, including tax return preparation fees, is generally disbursed to the customer within approximately one day from the time the tax return is electronically filed with the IRS.

Our financial product providers also offer instant loan products that are generally available to the customer on the same day that the customer applies for a loan.

Assisted Refunds. Assisted refunds (formerly called accelerated check refunds and assisted direct deposits) are not loans. Assisted refunds are provided by third party financial institutions and provide the customer with the ability to have their tax return preparation fees and other charges withheld directly from their tax refund. The customer’s tax refund is deposited by the taxing authority directly into a bank account established for this purpose by the financial institution. The customer then has the choice of (i) receiving a bank check in the amount of the net tax refund or (ii) having the financial institution directly deposit the amount of the net tax refund into the customer’s own bank account.

Over the past several tax seasons, our financial product providers have provided customers with various loan products, both during the pre-season (defined as November through early January) and tax season. In April 2007, we announced that we supported our financial product partners’ decisions to discontinue the pre-season loan products that were available in connection with the 2007 tax filing season and that we intended to discontinue the availability of such products. We expect our financial product providers to continue to offer instant loan products in connection with RALs during the tax season.

Gold Guarantee®. Gold Guarantee is an extended warranty that a customer may purchase whereby the taxpayer may be reimbursed up to a set limit for any additional tax liability owed due to an error in the preparation of the customer’s tax return.

As an alternative to receiving financial product proceeds by bank check, our customers may, for an additional fee, elect to receive funds on the ipower® CashCard, a debit MasterCard® card.

We have contractual arrangements with certain financial institutions that provide many of the financial products, including RALs, to our customers. These financial institutions are Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A. (“SBB&T”) and HSBC Taxpayer Financial Services, Inc. (“HSBC”). We provide the financial institutions with access to our customers and technology support. The agreements with HSBC will expire on October 31, 2007. The agreements with SBB&T will expire on October 31, 2008. We are currently in negotiations with each financial institution.

Franchise Operations

Our growth has been largely attributable to the expansion of our franchise system. We seek to increase the number of franchised offices each year through the sale of new territories and by increasing the number of locations in existing territories. In 2007, we sold 205 new territories and increased the number of our franchised offices by 399. The franchise model has an inherently higher profit margin than that of our company-owned offices, as our existing infrastructure permits additional franchise growth without significant additional fixed cost investment. In 2007, 22% of our franchisees earned more than $1.0 million in revenues.

Historically, approximately three-fourths of our sales of territories have been sold to existing franchisees. In 2007, approximately 82% of our sales of territories were sold to our existing franchisees and the remaining territories were sold to new franchisees. We recruit new franchisees through a number of sources, including advertising in select publications that target entrepreneurs who are interested in new franchise opportunities.

In certain situations, we provide financial support to convert independent tax practices to the Jackson Hewitt brand as either a new franchisee or through the acquisition of the independent tax practice by an existing franchisee (“Conversion”). We also provide financing and/or other incentives to support franchisees in new office growth.

The Franchise Agreement. Under the terms of our franchise agreement, each franchisee receives the right to operate a tax return preparation business under the Jackson Hewitt Tax Service brand within a designated geographic area. Franchisees are required to utilize our proprietary tax return preparation ProFiler software and other proprietary operating methods and procedures in the operation of their business. Franchisees are permitted to operate as many offices within a specified territory as they choose. The term of our standard franchise agreement is 10 years. In 1999 and 2000, we offered our franchisees the opportunity to renew their franchise relationship with us before their franchise agreement expired. In these early renewal programs, 93% of our franchisees entered into a new franchise agreement for a new 10-year term. As a result, 18% of our existing franchise agreements are up for renewal in 2009.

Our current franchise agreement requires franchisees to pay us royalties equal to 15% of their revenues (the royalty is 12% for most territories sold before mid-year 2000) and marketing and advertising fees equal to 6% of their revenues. We also charge franchisees a $2.00 fee for each tax return that they file electronically with the IRS.

Franchisee Support. We provide our franchisees with services, including training, administrative support, access to our proprietary ProFiler tax return preparation software, financial products, toll-free tax preparer and ProFiler support service and a dedicated field staff to advise and monitor their business. We also provide our franchisees assistance with marketing programs and information based on our market research. We offer initial training courses for new franchisees as well as more advanced training for more experienced operators and their staff. Throughout the year, we offer numerous workshops that address such topics as how to train tax return preparers, tax law updates, territory development, recruiting and staffing, new product updates and local advertising. Additionally, we provide each franchisee with field support to aid in site selection, market analysis and business strategies. We also provide access to a franchise service manager at our corporate headquarters who is available to provide information on research, updates, upcoming events and overall general support.

Company-Owned Offices

In 2007, we operated company-owned offices in 19 markets. Tax returns prepared by our company-owned offices represented 12% of the total number of tax returns prepared by our network in 2007. While we focus primarily on organic growth through the opening of new company-owned offices within existing territories as well as increasing office productivity, we also continue to pursue selective acquisition opportunities for our company-owned office segment. We intend to improve the profitability of our company-owned offices by taking advantage of our previous investments in infrastructure. Our company-owned offices also benefit from the support services that we provide to our franchisees.

Marketing and Advertising

Franchisees are required to pay us marketing and advertising fees equal to 6% of their revenues which we use to fund our marketing efforts. These fees are primarily utilized in connection with our regional and local marketing efforts which are designed to increase brand awareness and attract both early season and late season customers. Our marketing efforts also include national advertising and sponsorships and partnering with large, high-traffic retailers to drive customer awareness and increase customer traffic. Our advertising programs target early season and late season filers through network television advertisements, direct mail marketing, promotions and sponsorship of sports organizations whose fan base closely mirrors our core customer demographic group.

Tax Courses

Our franchised and company-owned offices offer a series of income tax courses. The basic income tax courses provide students with a general working knowledge of individual income taxes and tax return preparation. More advanced courses are also offered to provide a higher level of learning to those individuals who already possess a basic understanding of income taxes and income tax return preparation. These courses develop a general interest in tax return preparation and also create public awareness of our brand. Many of the students taking these courses develop an interest in tax return preparation as a career and often become tax preparers for franchisees or our company-owned offices.

SEASONALITY

The tax return preparation business is highly seasonal, and we historically generate substantially all of our revenues during the period from January 1 through April 30. In 2007, we earned 93% of our revenues during this period. We generally operate at a loss during the period from May 1 through December 31, during which we incur costs associated with preparing for the upcoming tax season.

INTELLECTUAL PROPERTY

We regard our intellectual property as critical to our success, and we rely on trademark, copyright, patent and trade secret laws in the United States to protect our proprietary rights. We pursue the protection of our trademarks by applying to register key trademarks in the United States. The initial duration of trademark registrations in the United States is 10 years. Most registrations can be renewed perpetually at 10-year intervals. In addition, we seek to protect our proprietary rights through the use of confidentiality agreements with employees, consultants, advisors and others.

We have obtained federal trademark registration for a number of marks, including Jackson Hewitt Tax Service, Jackson Hewitt®, Gold Guarantee, ProFiler and ipower CashCard. We also assert common law rights to certain marks. We do not have any registered patents.

EMPLOYEES

As of April 30, 2007, we employed 408 full-time employees, consisting of 142 employees at our corporate headquarters located in Parsippany, New Jersey, 159 employees at our technology facility located in Sarasota, Florida, 81 employees at our company-owned offices and 26 other employees. In addition, our company-owned offices employed approximately 6,300 seasonal employees primarily from January through April 2007.

COMPETITION

The paid tax return preparation market is highly competitive. Our network competes with tens of thousands of paid tax return preparers, including H&R Block, which is the largest paid tax return preparation service company, Liberty Tax Service, regional and local tax return preparation companies, most of which are independent and some of which are franchised, and regional and national accounting firms and financial service institutions that prepare tax returns as part of their businesses. We also face competitive challenges from the online and software self preparer market, including the Free File Alliance, a consortium of the IRS and online preparation services that provides free online tax return preparation and filing and from volunteer organizations that prepare tax returns at no cost for low-income taxpayers. Certain states may also pass legislation to provide free online tax return preparation and filing from time to time. Our ability to compete in the tax return preparation business depends on our product mix, price for services, customer service, the specific site locations of our offices, local economic conditions, quality of on-site office management, the ability to file tax returns electronically with the IRS and the availability of financial products to our customers.

We also compete for the sale of tax return preparation franchises with H&R Block, Liberty Tax Service and other regional franchisors. In addition, we compete with franchisors of other high-margin services that attract entrepreneurs seeking to become franchisees. Our ability to continue to sell franchises is dependent on our brand image, the products and services to be provided through the network, the relative costs of financing and start-up costs, our reputation for quality, our marketing and advertising support and continuing recognition as an outstanding franchise opportunity by Entrepreneur® magazine.

In 2007, our early season business was impacted by the shift in taxpayer filings from early season to late season and the increased competitive environment. We believe the increased competitive environment was due in part to various pre-season loan products in the marketplace.

REGULATIONS

We and our franchisees must comply with laws and regulations relating to our businesses. Regulations and related regulatory matters specific to our businesses are described below.

Tax Return Preparation Regulation: Federal legislation requires tax preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them, and retain for three years all tax returns prepared. Federal laws also subject tax preparers to accuracy-related penalties in connection with the preparation of tax returns. Preparers may be enjoined from further acting as tax preparers if they continually or repeatedly engage in specified misconduct. Additionally, all authorized IRS e-file providers must adhere to IRS e-file rules and requirements to continue participation in IRS e-file. Adherence to all rules and regulations is expected of all providers regardless of where published, and includes, but is not limited to, those described in IRS Publication 1345, Handbook for Authorized IRS e-file providers. Various IRS regulations also require tax return preparers to comply with certain due diligence requirements to investigate factual matters in connection with the preparation of tax returns. The IRS conducts audit examinations of authorized IRS e-file providers and tax return preparers, reviewing samples of prepared tax returns to ensure compliance with regulations in connection with tax return preparation activities. Certain of our franchisees and company-owned offices have been the subject of IRS audits from time to time and certain of our franchisees and company-owned offices are currently the subject of ongoing IRS audits reviewing their tax return preparation activities. In addition, the federal government continues to consider further regulation of tax preparers.

In addition to ongoing IRS audits of tax return preparation activities of certain of our franchisees and company-owned offices, the IRS has been conducting an audit of our policies, practices and procedures in connection with such tax return preparation activities. We are cooperating fully with the IRS in connection with these matters. The IRS has requested documents and other information, which we are providing to the IRS.

On April 3, 2007, the Department of Justice (“DOJ”) announced it had filed civil injunction suits against a franchisee and other named defendants operating in four states based upon allegations involving fraudulent tax return preparation (the “DOJ Lawsuits”). We are not named as a defendant in these suits. We are cooperating fully with the DOJ in connection with the DOJ Lawsuits. Based upon publicly-filed court documents, the DOJ Lawsuits are in preliminary stages prior to discovery commencing. The franchises in Georgia, Illinois, North Carolina and Michigan that are the subject of the DOJ Lawsuits, as well as a related franchise in Alabama, have suspended their operations.

We have retained outside counsel to conduct an internal review to investigate the allegations set forth in the DOJ Lawsuits and to examine our policies, practices and procedures in connection with tax return preparation activities of our franchisees and company-owned stores (“Internal Review”). We intend for the Internal Review to be completed promptly. As part of the Internal Review, outside counsel has provided recommendations regarding a variety of enhancements in the areas of tax return preparation compliance and monitoring. We will begin implementing these recommendations for the 2008 tax filing season. The enhancements to our policies, procedures and systems resulting from the recommendations are intended to continue to further support the preparation and filing of accurate tax returns by assisting our franchisees and company-owned offices in complying with regulatory requirements and expanding our monitoring of their compliance with these requirements.

With certain exceptions, the IRS prohibits the use or disclosure by income tax preparers of income tax return information without the prior written consent of the taxpayer. In addition, the Gramm-Leach-Bliley Act and related Federal Trade Commission (“FTC”) regulations require income tax return preparers to adopt and disclose consumer privacy policies and provide consumers a reasonable opportunity to opt out of having personal information disclosed to unaffiliated third parties for marketing purposes. Some states have adopted or proposed stricter opt-in requirements in connection with use or disclosure of consumer information.

Financial Product Regulation: Federal and state statutes and regulations govern the facilitation of RALs and other financial products. These laws require us, among other things, to provide specific RAL disclosures and advertise RALs in a certain manner, including clearly explaining to the customer that the RAL is a loan. In addition, we are subject to federal and state laws that prohibit deceptive claims and require that our marketing practices are fair and not misleading. There are also many states that have statutes regulating, through licensing and other requirements, the activities of brokering loans and offering credit repair services to consumers as well as local usury laws which could be applicable to our business in certain circumstances. From time to time, we receive inquiries from various state regulators regarding our and our franchisees’ facilitation of RALs and other financial products. We have in certain states paid fines, penalties and other payments, as well as agreed to injunctive relief, in connection with resolving these types of inquiries.

Many states have statutes requiring the licensing of persons offering contracts of insurance. If, in any particular state, it was determined that our Gold Guarantee program is subject to these statutes, then the manner in which we offer Gold Guarantee in such states might need to be modified or we may not be able to continue to offer Gold Guarantee in such states. Over the past several years, we have received inquiries from certain state insurance regulators about our Gold Guarantee program and the applicability of the state insurance statutes. In those states where the inquiries are closed, the regulators affirmed our position that the Gold Guarantee is not a contract of insurance and is therefore not subject to state insurance licensing laws.

Franchise Regulations: Our franchising activities are subject to the rules and regulations of the FTC and various state laws regulating the offer and sale of franchises. The FTC and various state laws require that we furnish to prospective franchisees a franchise offering circular containing proscribed information. A number of states, in which we are currently franchising, regulate the sale of franchises and require registration of the franchise offering circular with state authorities and the delivery of a franchise offering circular to prospective franchisees. We are currently operating under exemptions from registration in several of these states based upon our net worth and experience. Substantive state laws that regulate the franchisor/franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor/franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

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

AVAILABLE INFORMATION

We make available free of charge on or through our website, www.jacksonhewitt.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Also available on our website are certain of our corporate governance policies, including the charters for the Board of Directors’ audit, compensation and corporate governance committees, the Board of Directors corporate governance guidelines and our Codes of Conduct. A copy of any of these materials will be provided to any person, free of charge, upon written request to our Corporate Secretary at Jackson Hewitt Tax Service Inc., 3 Sylvan Way, Parsippany, New Jersey 07054.

On October 11, 2006, we submitted, without qualification, the annual CEO certification to the New York Stock Exchange (“NYSE”) as required by Section 303A.12(a) of the NYSE Listed Company Manual. We, however, inadvertently omitted the following statement in our April 30, 2006 Annual Report on Form 10-K as required by the commentary to Section 303A.12(a) of the NYSE Listed Company Manual: “On October 20, 2005, we submitted, without qualification, our annual CEO certification to the New York Stock Exchange.” We disclosed such submission in a Current Report on Form 8-K that was filed with the Securities and Exchange Commission on October 23, 2006. We were verbally advised by the NYSE that by including the required disclosure in that Current Report on Form 8-K we had cured this non-compliance with the commentary to Section 303A.12(a) of the NYSE Listed Company Manual. In addition, we included the certifications of the CEO and the CFO of Jackson Hewitt required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of Jackson Hewitt’s public disclosure, in this Annual Report on Form 10-K as Exhibits 31.1 and 31.2.

ITEM 1A. RISK FACTORS.

We may not achieve the same levels of growth in revenues and profits in the future as we have in the past.

Over the past several years, our business has experienced significant growth in franchises, office locations, revenues and profits. Our ability to continue to grow our business will be subject to a number of risks and uncertainties and will depend in large part on: (i) finding new opportunities in our existing and new markets; (ii) continuing to facilitate financial products; (iii) attracting and retaining capable franchisees and expanding the operations of existing franchisees; (iv) hiring, training and retaining skilled managers and seasonal employees; (v) expanding and improving the efficiency of our operations and systems; (vi) increasing the quality of our tax return preparation; (vii) creating new product offerings; and (viii) attracting and retaining customers. Accordingly, we may not achieve the same levels of growth in revenues and profits as we have historically. For the fiscal year ended April 30, 2007 compared to the prior year, we did not experience growth in tax returns prepared by our system. If we are not able to increase the number of tax returns that we prepare in the future, our revenues and profits could decline.

We may be unable to attract and retain key personnel.

Our continued success depends largely on the efforts and abilities of our executive officers and other key employees. Competition for executive, managerial and skilled personnel in our industry remains intense. We may experience increased compensation costs in order to attract and retain executives, managers and other skilled employees. We may not be able to retain our existing management, fill new positions or vacancies created by expansion or turnover, or attract or retain the management and personnel necessary to operate our business effectively. Although we strive to be an employer of choice, we may not be able to continue to successfully attract and retain key personnel which would cause our business to suffer.

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

Our performance depends in part on our customers’ interest in obtaining the various financial products available through our offices. The federal government and various state governments have, from time to time, announced initiatives designed to modernize their operations and improve the timing and efficiency of processing tax returns and delivery of tax refunds. If tax authorities are able to increase the speed and efficiency with which they process tax returns and deliver tax refunds, the demand for financial products and demand for our tax return preparation services could be reduced, causing our revenues or profitability to decline.

Changes in the tax law that result in a decreased number of tax returns filed could harm our business.

From time to time, the United States Treasury Department and the IRS adopt policy and rule changes and other initiatives that result in a decrease in the number of tax returns filed. Similar changes in the tax law could reduce demand for our services, causing our revenues or profitability to decline.

The current trend in filing patterns could harm our business.

Over the past few years, the overall tax filing market has experienced a shift in which more taxpayers are filing their tax returns later in the tax season, moving from the early season to the late season. A significant portion of our business is derived in the early season. Our inability to continue to maintain or grow our business in the early season or to grow our business in the late season could cause our revenues and profitability to decline.

Our success is tied to the operations of our franchisees, yet our ability to exercise control over their operations is limited.

Our financial success depends on our franchisees and the manner in which they operate and develop their offices. However, our ability to control the operations of our franchisees is limited because their businesses are independently owned and operated. Franchisees retain control over the employment and management of all personnel, including the large number of seasonal employees required during the tax season. Although we can exercise control over our franchisees and their operations to a certain extent under the terms of our franchise agreements to, among other things, maintain signage and equipment, standardize operating procedures, approve suppliers, distributors and products, and require compliance with law, the quality of their operations may be diminished by any number of factors beyond our control. Consequently, our franchisees may not operate their offices in a manner consistent with our philosophy and standards or may not increase the level of revenues generated compared to prior tax seasons. While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreements, and even though we intend to implement increased compliance and monitoring functions, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer, causing our revenues or profitability to decline. See “Item 1—Regulations.”

We may be held responsible by third parties, regulators or courts for the actions of, or failures to act by, our franchisees, which exposes us to possible fines, other liabilities and negative publicity.

Our agreements with our franchisees require that they understand and comply with all laws and regulations applicable to their businesses. However, our franchisees are independently owned and operated and have a significant amount of flexibility in running their operations. Third parties, regulators or courts may seek to hold us responsible for the actions or failures to act by our franchisees. In addition, we are parties to agreements with retailers, such as Wal-Mart, and, to a certain extent, financial institutions, such as SBB&T and HSBC, under which we indemnify third parties for our and our franchisees’ failure to perform obligations and/or comply with laws and regulations applicable to us or them. There are also occasions when our and our franchisees’ activities are not clearly distinguishable, and we may be held liable for the activities of our franchisees. Failure to comply with laws and regulations by our franchisees may expose us to possible fines, other liabilities, lawsuits and negative publicity which could have a material adverse effect on our business, financial condition and results of operations. See “Item 1—Regulations.”

Federal and state legislators and regulators have increasingly taken an active role in regulating financial products such as RALs, and the continuation of this trend could impede our ability to facilitate these financial products and reduce demand for our services and harm our business.

From time to time, government officials at the federal and state levels introduce and enact legislation and regulations proposing to regulate the facilitation of RALs and other financial products. Certain of the proposed legislation and regulations could, if adopted, increase costs to us, our franchisees and the financial institutions that provide our financial products, or could negatively impact or eliminate the ability of financial institutions to provide RALs and other financial products through tax return preparation offices, which could cause our revenues or profitability to decline. The federal government and certain states currently have proposed legislation that could further this initiative.

Many states have statutes regulating, through licensing and other requirements, the activities of brokering loans and providing credit repair services to consumers as well as local usury laws. Certain state regulators are interpreting these laws in a manner that could adversely affect the manner in which RALs and other financial products are facilitated or result in fines or penalties to us or our franchisees. Additional states may interpret these laws in a manner that is adverse to how we currently conduct our business or how we have conducted our business in the past and we may be required to change business practices or otherwise comply with these statutes or it could result in fines or penalties or other payments related to past conduct.

We from time to time receive inquiries from various state regulatory agencies regarding the facilitation of RALs and other financial products. We have in certain states paid fines, penalties and other payments to resolve these matters. In addition, consumer advocacy groups have increasingly called for a legislative and regulatory response to the perceived inequity of these types of financial products. Increased regulatory activity in this area could have a material adverse effect on our business, financial condition and results of operations.

The failure by us, our franchisees or the financial institutions that provide financial products to our customers through us and our franchisees to comply with legal and regulatory requirements, including with respect to tax return preparation or financial products, could result in substantial sanctions against us or require changes to our business practices which could harm our profitability and reputation.

Our tax return preparation business, including our franchise operations and facilitation of financial products such as RALs, are subject to extensive regulation and oversight in the United States by the IRS, the FTC and by federal and state regulatory and law enforcement agencies. If governmental agencies having jurisdiction over our operations were to conclude that our business practices, the practices of our franchisees, or those of the financial institutions, violate applicable laws, we could become subject to sanctions which could have a material adverse effect on our business, financial condition and results of operations. These sanctions may include, without limitation: (i) civil monetary damages and penalties; (ii) criminal penalties; and (iii) injunctions or other restrictions on the manner in which we conduct our business.

The ongoing examination of us by the IRS could result in changes to our business practices and reputation, which could cause our revenues or profitability to decline. The IRS’s ongoing examinations of certain of our franchisees and company-owned offices could result in certain tax preparers and employees being sanctioned by the IRS and could require them or our franchisees to leave our system. It is also possible that the DOJ could bring actions against other of our franchisees or their employees or with respect to company-owned offices or their employees, resulting in sanctions or requiring them to leave our network.

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

Our customers’ inability to obtain financial products through our tax return preparation offices could cause our revenues or profitability to decline. We also may be required to change business practices which could alter the way RALs and other financial products are facilitated which could cause our revenues or profitability to decline.

The ongoing DOJ Lawsuits and IRS examinations could harm our business, reputation, revenues and profitability.

The ongoing DOJ Lawsuits and IRS examinations could result in (i) increased IRS examinations with respect to our franchisees and their employees or company-owned offices and their employees; (ii) DOJ actions against other franchisees or their employees or company-owned offices or their employees; and (iii) negative publicity, which could impact how our customers and franchisees, both new and existing, view our brand and our business. These factors, individually or in the aggregate, could harm our reputation and cause our revenues or profitability to decline.

The ongoing DOJ Lawsuits and IRS examinations also expose us to the risk of litigation, which could result in litigation defense and resolution costs, which could cause our profitability to decline.

In addition, as a result of the Internal Review, we intend to implement a variety of enhancements in the areas of tax return preparation compliance and monitoring. The cost of the Internal Review and the implementation of additional tax return preparation compliance and monitoring procedures could cause our profitability to decline.

Our tax return preparation compliance program may not be successful in detecting all problems in our network.

Although our tax return preparation compliance program seeks to monitor the activities of our network, it is unlikely to detect every problem. In conjunction with the Internal Review, we intend to implement a variety of measures to enhance tax return preparation compliance as well as our monitoring of these activities. There can be no assurance that we will be successful in implementing this program, that franchisees and tax preparers will follow these procedures or that these measures will be sufficient to satisfy the IRS in its ongoing examination of us. Failure to detect tax return preparation compliance issues could cause our revenues or profitability to decline, harm our reputation and expose us to the risk of litigation which could result in litigation defense and resolution costs.

Changes in the law that result in increased regulation of tax return preparers could make it more difficult to find qualified tax preparers and could harm our business.

The federal government and several states are considering various regulations regarding the education, licensing and registration of tax return preparers. Such regulations could impact our ability to find an adequate number of tax return preparers to meet the demands of our customers, which could cause our revenues and profitability to decline.

Our facilitation of RALs and other financial products exposes us to the risk of significant losses as a result of litigation defense and resolution costs.

Tax return preparers who facilitate RALs and other financial products have been subject, from time to time, to individual and class action lawsuits. These lawsuits have alleged, among other claims, collusion between the tax return preparers and financial product provider in violation of law and claims of fraud, unfair competition, misleading or deceptive statements, violation of credit services statutes, and breach of fiduciary duty on the part of the tax return preparers for failing to, among other things, properly disclose the terms of the financial product. We have been named as a defendant in several purported class action lawsuits in connection with our facilitation of RALs. See “Item 3—Legal Proceedings.” Given the large number of financial products, including RALs, we facilitate every year and the inherent uncertainties of the United States legal system, we could experience significant losses as a result of litigation defense and resolution costs, which could cause our profitability to decline.

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

Failure to comply with laws and regulations that protect our customers’ personal and financial information could result in significant fines and harm our brand and reputation.

Privacy concerns relating to the disclosure of customers’ personal and financial information have drawn increased attention from federal and state governments. The IRS generally prohibits the use or disclosure by tax return preparers of taxpayers’ information without the prior written consent of the taxpayer. In addition, the Gramm-Leach-Bliley Act and other FTC regulations require financial service providers, including tax return preparers, to adopt and disclose customer privacy policies and provide customers with a reasonable opportunity to opt out of having personal information disclosed to unaffiliated third parties for marketing purposes. Federal and state law also requires us to safeguard our customers’ financial information, including credit card information. Although we have established security procedures to protect against identity theft and the theft of our customers’ financial information, breaches of our customers’ privacy may occur. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our brand and reputation.

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

The continued success and growth of our franchise system depends on our maintaining a satisfactory working relationship with our franchisees. Lawsuits and other disputes with our franchisees could discourage our franchisees from expanding their business within our network or lead to negative publicity, which could discourage new franchisees from entering our network or existing franchisees from renewing their franchise agreements, and could have a material adverse effect on our business, financial condition and results of operations. The negative publicity relating to the DOJ Lawsuits and IRS examinations could also discourage new franchisees from entering the system or existing franchisees from renewing their franchise agreements.

In 1999 and 2000, we offered our franchisees the opportunity to renew their franchise relationship with us before their franchise agreement expired. In these early renewal programs, 93% of our franchisees entered into a new franchise agreement for a new 10-year term, and, as a result, approximately a third of our existing franchise agreements come up for renewal in 2009 and 2010. Our inability to renew a significant portion of these franchise agreements on favorable terms could have a material adverse effect on our business, financial condition and results of operations.

Our business is, to some extent, dependent upon our customers’ ability to obtain financial products through our offices.

Our tax return preparation business is, to some extent, dependent on our customers’ ability to obtain financial products through our tax return preparation offices. The financial products we facilitate are specialized financial products and relatively few financial institutions offer them. We currently have agreements with HSBC and SBB&T. Our agreement with HSBC terminates on October 31, 2007 and our agreement with SBB&T terminates on October 31, 2008. We may not be able to renew these agreements on similar terms or at all. If our arrangements with the financial institutions that provide financial products were to terminate, and we were unable to enter into an alternative relationship with one or more other financial institutions on acceptable terms or at all, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, we earn revenues under our agreements with the providers of financial products to our customers. Changes in the industry or how financial products are permitted to be provided could result in the termination of these agreements or cause our revenues or profitability to decline.

In 2007, the financial institutions that provide financial products through our offices announced that they will no longer offer pre-season loan products that were available in connection with the 2007 tax filing season. In support of that decision, we announced that we intended to discontinue the availability of such products. Our elimination of the pre-season loan products from our product offerings could reduce the number of customers utilizing our tax return preparation services, which could cause our revenues and profitability to decline.

Disruptions in our relationships with large retailers and shopping malls could negatively affect our growth and profitability.

Our retail-partner locations are an important part of our location strategy. In 2007, over 1,300 of our retail-partner locations were located within Wal-Mart stores. Our ability to operate in these locations is dependent on our ability to negotiate favorable agreements with retailers and shopping malls and on the continued operation of these stores. Our agreements with retailers and shopping malls are of limited duration, typically two years, and we may not be able to renew them on similar terms or at all and many of these agreements are not exclusive. In addition, renewal of each individual location may be dependent of the conduct of the individual franchisee seeking to open the location. In the event we are unable to negotiate favorable agreements with these or comparable retailers or shopping malls or they close a significant number of stores, especially immediately prior to or during the tax season, or our franchisees are unsuccessful in opening these locations, it could have a material adverse effect on our business, financial condition and results of operations.

The highly seasonal nature of our business presents a number of financial risks and operational challenges which if we fail to meet could materially affect our business.

Our business is highly seasonal. We generate substantially all our revenues during the period from January 1 through April 30. The concentration of our revenue-generating activity during this relatively short period presents a number of operational challenges for us and our franchisees, including: (i) cash and resource management during the first eight months of our fiscal year, when we generally operate at a loss and incur fixed costs and costs of preparing for the upcoming tax season; (ii) flexible staffing, because the number of employees at our network’s offices during the peak of the tax season is exponentially higher than at any other time; (iii) accurate forecasting of revenues and expenses; and (iv) ensuring optimal uninterrupted operations during tax season.

If we were unable to meet these challenges or we were to experience significant business interruptions during the tax season, which may be caused by labor shortages, systems failures, work stoppages, adverse weather or other events, many of which are beyond our control, we could experience a loss of business, which could have a material adverse effect on our business, financial condition and results of operations. In this regard, the Company believes that the negative publicity surrounding the DOJ’s announcement of the DOJ Lawsuits had an adverse impact on our business following the announcement.

We face significant competition in our business that may negatively impact our revenues, profitability and market position.

The paid tax return preparation market is highly competitive. Our network competes with tens of thousands of paid tax return preparers and regional and national accounting firms and financial service institutions that prepare tax returns as part of their businesses. Some of these firms are larger and better capitalized. We also face competitive challenges from the online and software self preparer market, including Free File Alliance, a consortium of the IRS and online preparation services that provides free online tax return preparation and filing, and from volunteer organizations that prepare tax returns at no cost for low-income taxpayers. The availability of these alternatives may reduce demand for our products and limit the amount of fees that we can charge. Competitors may develop or offer more attractive or lower cost products and services than ours which could erode our customer base. In addition, an increase in use of free tax return preparation services could result in a loss of our customers and could cause revenues or profitability to decline.

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

We are a holding company with no material assets other than the stock of our subsidiaries. Accordingly, all our operations are conducted by our subsidiaries. As a holding company, we require dividends and other payments from our subsidiaries to meet cash requirements or other obligations. If our subsidiaries are unable to pay us dividends and make other payments to us when needed, we will be unable to satisfy our obligations.

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

In addition, our stockholder rights plan entitles our stockholders to acquire shares of our common stock at a price equal to 50% of the then current market value in limited circumstances when a third party acquires 15% or more of our outstanding common stock (excluding as a result of share repurchases by us) or announces its intent to commence a tender offer for at least 15% of our common stock, in each case, in a transaction that our board of directors does not approve. Because, under these limited circumstances, all of our stockholders would become entitled to affect discounted purchases of our common stock, other than the person or group that caused the rights to become exercisable, the existence of these rights would significantly increase the cost of acquiring control of us without the support of our board of directors. The existence of the rights plan could therefore deter potential acquirers and thereby reduce the likelihood that you will receive a premium for your common stock in an acquisition.

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

ITEM 2. PROPERTIES.

Our corporate headquarters are located in a leased office in Parsippany, New Jersey consisting of approximately 45,000 square feet. The lease for this office is scheduled to expire in 2012. Our technology facility is located in a leased office in Sarasota, Florida consisting of approximately 34,000 square feet. The lease for this office is schedule to expire in 2014. All of our company-owned offices are operated under leases. We believe that our offices are in good repair and sufficient to meet our present needs.

ITEM 3. LEGAL PROCEEDINGS.

On March 18, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against Santa Barbara Bank & Trust (“SBB&T”) and us in the Superior Court of California (Santa Barbara, following a transfer from San Francisco) seeking declaratory relief in connection with the provision of RALs, as to the lawfulness of the practice of cross-lender debt collection, as to the validity of SBB&T’s cross-lender debt collection provision and as to whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent, and seeking injunctive relief, restitution, disgorgement, compensatory damages, statutory damages, punitive damages, attorneys’ fees, and expenses. We are a party in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T. The trial court granted a motion for judgment on the pleadings by SBB&T and third-party bank defendants on federal preemption grounds, and stayed all other proceedings pending appeal. The California Court of Appeal reversed the trial court’s preemption decision. The California Supreme Court denied review. SBB&T and third-party banks moved in the California Court of Appeal to stay remittitur pending certiorari to the United States Supreme Court. On June 4, 2007, the United States Supreme Court denied certiorari, and the purported class action suit is proceeding in the trial court. A class certification hearing has been tentatively scheduled for October 3, 2007. We believe we have meritorious defenses and are contesting this matter vigorously. On December 18, 2003, Ms. Hood also filed a separate suit against us in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. The allegations of negligence, breach of fiduciary duty, and violation of certain Ohio law relate to the same set of facts as the California action. Plaintiff seeks equitable and declaratory relief, damages, attorneys’ fees, and expenses. The case is in its discovery and pretrial stage. We believe we have meritorious defenses and are contesting this matter vigorously.

On September 26, 2006, Willie Brown brought a purported class action complaint against us in the Ohio Court of Common Pleas, Cuyahoga County, on behalf of Ohio customers who obtained RALs facilitated by us, for an alleged failure to comply with Ohio’s Credit Services Organization Act, and for alleged unfair and deceptive acts in violation of Ohio’s Consumer Sales Practices Act, and seeking damages and injunctive relief. On October 30, 2006, we filed a notice removing the complaint to the United States District Court for the Northern District of Ohio, Eastern Division. On November 6, 2006, we filed a motion to dismiss, and a motion to stay proceedings and to compel arbitration. On December 8, 2006, plaintiff filed a motion to remand the case to the Ohio Court of Common Pleas, Cuyahoga County, which we opposed on January 16, 2007. On February 27, 2007 the Court entered an order remanding the case to the Cuyahoga County Court of Common Pleas, without ruling on the other pending motions. On March 6, 2007, we filed for permission to appeal the remand decision with the United States Court of Appeals for the Sixth Circuit. A decision by the court is currently pending. We believe we have meritorious defenses and are contesting this matter vigorously.

On October 30, 2006, Linda Hunter brought a purported class action complaint against us in the United States District Court, Southern District of West Virginia, on behalf of West Virginia customers who obtained RALs facilitated by us, seeking damages for an alleged breach of fiduciary duty, for breach of West Virginia’s Credit Service Organization Act, for breach of contract, and for unfair or deceptive acts or practices in connection with our RAL facilitation activities. On November 22, 2006, we filed a motion to dismiss. A decision by the Court is currently pending, and during such time the case is in its discovery stage. We believe we have meritorious defenses and are contesting this matter vigorously.

On April 20, 2007, Brent Wooley brought a purported class action complaint against us and certain unknown franchisees in the United States District Court, Northern District of Illinois, on behalf of customers who obtained tax return preparation services that allegedly included false deductions without support by the customer that resulted in penalties being assessed by the IRS against the taxpayer for violations of the Illinois Consumer Fraud and Deceptive Practices Act, and the Racketeer and Corrupt Organizations Act, seeking compensatory and punitive damages, restitution, and attorneys’ fees. The alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act relate to representations regarding tax return preparation and Gold Guarantee coverage and denial of Gold Guarantee claims. On June 20, 2007, we agreed to plaintiff’s request to permit him to file an Amended Complaint in exchange for extending the deadline for filing a motion to dismiss the Amended Complaint to July 31, 2007. We believe we have meritorious defenses and are contesting this matter vigorously.

On June 22, 2007, James Chapman brought a purported class action complaint against Jackson Hewitt Inc. and certain unknown franchisees in the United States District Court, District of New Jersey, on behalf of customers whose returns were deemed improper by the IRS and then were denied Gold Guarantee claims for violations of the New Jersey Consumer Fraud Act and the Racketeering and Corrupt Organizations Act as well as breach of contract and unjust enrichment. We have not yet been served with the complaint. We believe we have meritorious defenses and, if served, intend to contest this matter vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

The principal market in the United States for our common stock is the NYSE. The only class of our securities that is traded is our common stock. Our common stock has traded on the NYSE since June 22, 2004, under the symbol JTX. The following table sets forth the quarterly high and low sales prices of our common stock for the period indicated as reported by the NYSE. These prices do not include retail mark-ups, markdowns, or commissions.

Fiscal 2007		High	Low
First Quarter:	May 1-July 31, 2006	$35.76	$29.44
Second Quarter:	August 1-October 31, 2006	$36.70	$27.90
Third Quarter:	November 1, 2006-January 31, 2007	$37.44	$32.90
Fourth Quarter:	February 1-April 30, 2007	$36.82	$26.26

Fiscal 2006		High	Low
First Quarter:	May 1-July 31, 2005	$26.26	$17.65
Second Quarter:	August 1-October 31, 2005	$27.24	$22.11
Third Quarter:	November 1, 2005-January 31, 2006	$28.30	$23.68
Fourth Quarter:	February 1-April 30, 2006	$31.84	$25.00

Approximate Number of Equity Security Holders

As of May 31, 2007, there were 21 registered shareholders of our common stock.

Dividends

In fiscal 2007, we paid four quarterly dividends of $0.12 per share to holders of our common stock totaling $15.8 million. In fiscal 2006, we paid four quarterly dividends of $0.08 per share to holders of our common stock totaling $11.5 million. We intend to continue the payment of quarterly cash dividends to holders of our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

Period of settlement date	Total Number of Shares Purchased	Average Price Paid per Share (including Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program at end of Period(a)
February 1-28, 2007	—	$—	—	$170.5 million
March 1-31, 2007	545,800	$32.62	545,800	$152.7 million
April 1-30, 2007	701,089	$28.53	701,089	$132.7 million

Three months ended April 30, 2007	1,246,889	$30.32	1,246,889	$132.7 million

(a)	On October 13, 2006, we announced a $200.0 million multi-year share repurchase program.

Performance Graph

The following graph assumes $100 invested on June 22, 2004, the date of the Company’s IPO, and compares (a) the percentage change in the Company’s cumulative total stockholder return on the Common Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment, during the period commencing June 22, 2004, and ending on April 30, 2007, and (B) the difference between the Company’s share price at the end and the beginning of the periods presented by (ii) the share price at the beginning of the periods presented) with (b) (i) the Russell 3000® Index and (ii) the Standard & Poor’s Diversified Consumer Services Index.

	6/04	7/04	10/04	1/05	4/05	7/05	10/05	1/06	4/06	7/06	10/06	1/07	4/07
Jackson Hewitt Tax Service Inc.	100.00	100.87	122.14	129.95	107.81	148.64	145.66	149.28	177.03	202.99	206.60	219.13	165.87
Russell 3000	100.00	97.06	100.59	106.11	104.30	113.48	111.25	119.55	123.16	119.31	129.46	136.41	140.99
S&P Diversified Consumer Services	100.00	93.33	79.49	89.27	85.94	93.09	79.47	73.83	71.02	65.78	57.12	65.80	66.12

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth our selected historical consolidated financial data as of and for each of the years in the five-year period ended April 30, 2007. You should read this information in conjunction with the information under “Part II. Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I. Item 1—Business” and our historical consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K. Our historical consolidated statement of operations data and consolidated balance sheet data as of and for each of the years in the five-year period ended April 30, 2007 has been derived from our audited consolidated financial statements. Our historical consolidated financial statements as of April 30, 2007 and 2006 and for each of the years in the three-year period ended April 30, 2007 and Deloitte & Touche LLP’s report on these historical consolidated financial statements have been included under “Part II. Item 8—Financial Statements and Supplementary Data.”

Our results of operations and cash flows for the period from May 1, 2004 through our IPO date and for the fiscal years ended April 30, 2004 and 2003, respectively, reflect the historical results of operations and cash flows of the business divested by Cendant in our IPO. As a result, the accompanying Consolidated Financial Statements may not necessarily reflect our results of operations and cash flows in the future or what our results of operations and cash flows would have been had we been a stand-alone public company during these periods.

	Fiscal Year Ended April 30,
	2007	2006	2005	2004	2003
Consolidated Statements of Operations Data (Dollars in thousands, except per share amounts)
Total revenues	$293,196	$275,410	$232,487	$205,615	$171,547

Selling, general and administrative(1), (2) & (3)	$35,792	$39,723	$30,397	$30,500	$14,997

Interest expense(4)	$9,972	$8,301	$6,700	$373	$36

Write-off of deferred financing costs(5)	$108	$2,677	$—	$—	$—

Net income	$65,380	$57,961	$49,951	$42,960	$41,133

Earnings per share(6):
Basic	$1.97	$1.61	$1.33	$1.15	$1.10

Diluted	$1.93	$1.59	$1.32	$1.15	$1.10

	As of April 30,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data (in thousands):
Total assets	$573,541	$588,082	$675,089	$725,942	$661,901

Long-term debt(4) & (7)	$127,000	$50,000	$175,000	$—	$—

Stockholders’ equity(7)	$303,490	$387,923	$396,237	$655,096	$612,136

	Fiscal Year Ended April 30,
	2007	2006	2005	2004	2002
Other Consolidated Data:
Cash dividends declared per share	$0.48	$0.32	$0.21	$—	$—

(1)

In fiscal 2007, we incurred $1.9 million in litigation related expenses in connection with the previously disclosed settlement of the California Attorney General and Pierre Brailsford matters regarding the origination of RALs between 2001 and 2005; in fiscal 2006, we accrued $3.8 million in litigation related expenses in connection with the California Attorney General matter. In fiscal 2004, we incurred a litigation settlement charge of $10.4 million in connection with the settlement of franchisee litigation related to RALs.

(2)	In fiscal 2005, we incurred a stock-based compensation charge of $4.5 million related to the issuance to employees of vested stock options and common stock in exchange for Cendant stock options and RSUs that were held by such employees prior to our IPO.
(3)	Following our IPO in June 2004, we began to incur incremental costs such as additional insurance and stock-based compensation.
(4)	Interest expense increased in fiscal 2005 primarily due to the issuance of $175.0 million of five-year floating-rate senior unsecured notes (the “$175 Million Notes”) in connection with our IPO. The $175 Million Notes were repaid in June 2005. Thereafter, interest expense was primarily attributable to borrowings under our credit facility.
(5)	In fiscal 2007, we incurred a non-cash charge of $0.1 million related to the write-off of unamortized deferred financing costs associated with amending and restating our credit facility. Please see “Part II. Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—$450 Million Credit Facility” for additional information. In fiscal 2006, we incurred a non-cash charge of $2.7 million related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes and termination of our $100.0 million five-year revolving credit facility (the “$100 Million Credit Facility”). Both facilities were replaced with an amended credit facility.
(6)	In fiscal 2007 and 2006, we repurchased 4,415,348 and 2,538,197 shares of our common stock, respectively, totaling $142.3 million and $61.3 million, including commissions, under authorized share repurchase programs.
(7)	In connection with our IPO in June 2004, we paid a special dividend to Cendant in the amount of $306.9 million (the “Special Dividend”). The $175.0 million cash portion of the dividend was funded entirely from the net proceeds of the $175 Million Notes issuance and the remaining $131.9 million represents the cancellation of a receivable due from Cendant.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion may be understood more fully by reference to the consolidated financial statements and notes to the consolidated financial statements beginning on page 45 in this Annual Report on Form 10-K.

Overview

We manage and evaluate the operating results of our business in two segments:

•	Franchise operations: This segment consists of the operations of our franchise business, including royalty and marketing and advertising revenues, financial product fees and other revenues; and

•	Company-owned office operations: This segment consists of the operations of our company-owned offices for which we recognize service revenues primarily for the preparation of tax returns.

Revenues that we earn consist of the following components:

Franchise operations revenues:

•

Royalty revenues: We earn royalty revenues from our franchisees. Our franchise agreements require franchisees to pay us a royalty fee of 15% of their revenues (12% for most territories sold before mid-year 2000). In fiscal 2007, our average royalty rate was 13.4%. Franchisees earn revenues from the preparation of tax returns and from related products and services. We recognize royalty revenues upon the completion of tax returns by our franchisees.

•

Marketing and advertising revenues: In addition to royalty revenues, franchisees pay us a marketing and advertising fee equal to 6% of their revenues. We recognize marketing and advertising revenues upon the completion of tax returns by our franchisees.

•

Financial product fees: In 2006, we entered into program agreements with HSBC and SBB&T. Under the agreements, each financial institution has the right to offer, process and administer RALs and assisted refunds (formerly referred to as accelerated check refunds and assisted direct deposits) to customers of certain of our franchised and company-owned offices. Additionally, we agreed to provide certain technology-related services to the financial institutions in support of the financial institutions’ offering and administration of the financial products.

We earn a fixed annual fee under such agreements during the tax season in the third and fourth fiscal quarters for providing access to Jackson Hewitt offices and supporting the technology needs of the program, as well as a variable payment upon the attainment of certain contractual growth thresholds.

The agreements with HSBC will expire on October 31, 2007. The agreements with SBB&T will expire on October 31, 2008. We are currently in negotiations with each financial institution.

Prior to January 2006 (under the previous financial product agreements), we earned fixed fees from SBB&T and HSBC depending upon the financial product facilitated varying in amounts up to $14.55 per financial product. We recognized revenues for the fixed fees received at the time the financial products were approved by the financial institution.

Additional financial products offered by us include the ipower CashCard and Gold Guarantee product. Revenues from the Gold Guarantee product are earned ratably over the product’s 36-month life.

•

Other financial product revenues: Beginning in January 2006, we no longer earn other financial product revenues related to RALs provided to our customers. Prior to January 2006, other financial product revenues represented a portion of the revenues that we earned from the facilitation of RALs. SBB&T provided 80% of the RALs facilitated by us in fiscal 2005, with the remainder provided by HSBC.

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

Additionally, through December 2004 (in fiscal 2005), we earned revenues with respect to RALs provided by SBB&T in prior years.

HSBC in 2005: Other financial product revenues represented revenues we earned equal to a portion (ranging from 59% to 100%) of the difference between net finance fees paid by customers to HSBC and loan amounts that HSBC was unable to collect. These revenues were in addition to the fixed fees recorded in financial product fees earned from the facilitation of RALs. The finance fee was calculated as a percentage of the total loan amount (subject to a minimum and maximum fee). The finance fees were maintained by HSBC as a reserve against uncollected loans. Other financial product revenues were recognized only to the extent that the reserves maintained by HSBC exceeded the uncollected loans made by HSBC at the end of each reporting period.

•

Other revenues: Other revenues include ancillary fees we earn from franchisees, including a $2.00 fee per tax return prepared paid by franchisees for the processing of each electronically-transmitted tax return. We recognize revenues from processing fees at the time the tax returns are filed. In fiscal 2007, approximately 90% of all tax returns filed by our network were filed electronically. Other revenues also include revenues that we earn from the sale or transfer of our franchise territories. Such revenues are recognized when all material services or conditions relating to the sale have been performed, generally upon completion of a mandatory training program for new franchisees.

Company-owned office operations revenues:

•

Service revenues: Service revenues include only revenues earned at our company-owned offices and primarily consist of fees that we earn directly from our customers for the preparation of tax returns. We recognize service revenues upon the completion of tax returns by our company-owned offices.

Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

	Fiscal Year Ended April 30,
	2007	2006	2005
	(In thousands)
Consolidated Results of Operations:

Revenues
Franchise operations revenues:
Royalty	$83,060	$76,234	$59,360
Marketing and advertising	37,159	34,685	27,416
Financial product fees	80,011	74,458	35,990
Other financial product revenues	—	5,518	33,934
Other	12,776	12,986	12,766
Service revenues from company-owned office operations	80,190	71,529	63,021

Total revenues	293,196	275,410	232,487

Expenses
Cost of franchise operations	33,435	31,179	27,426
Marketing and advertising	44,247	40,977	32,966
Cost of company-owned office operations	51,706	47,084	42,928
Selling, general and administrative	35,792	39,723	30,397
Depreciation and amortization	12,266	11,428	11,398

Total expenses	177,446	170,391	145,115

Income from operations	115,750	105,019	87,372
Other income/(expense):
Interest income	1,856	1,924	1,484
Interest expense	(9,972)	(8,301)	(6,700)
Write-off of deferred financing costs	(108)	(2,677)	—
Other	—	520	—

Income before income taxes	107,526	96,485	82,156
Provision for income taxes	42,146	38,524	32,205

Net income	$65,380	$57,961	$49,951

The following table presents selected key operating statistics for our franchise and company-owned office operations.

	Fiscal Year Ended April 30,
	2007	2006	2005
Operating Statistics
Offices:
Franchise operations(1)	5,778	5,379	4,871
Company-owned office operations	723	643	613

Total offices—system(1)	6,501	6,022	5,484

Tax returns prepared (in thousands):
Franchise operations	3,229	3,246	2,917
Company-owned office operations	420	412	403

Total tax returns prepared—system	3,649	3,658	3,320

Average revenues per tax return prepared:
Franchise operations(2)	$191.82	$178.06	$156.61

Company-owned office operations(3)	$190.74	$173.82	$156.18

Average revenues per tax return prepared—system	$191.69	$177.58	$156.56

Financial products (in thousands)(4)	3,412	3,350	3,052

Average financial product fees per financial product(5)	$23.45	$22.23	$11.79

(1)	Includes 214 offices that suspended operations as of April 9, 2007.
(2)	Calculated as total revenues earned by our franchisees, which does not represent revenues earned by Jackson Hewitt, divided by the number of tax returns prepared by our franchisees (see calculation below). We earn royalty and marketing and advertising revenues, which represent a percentage of the revenues received by our franchisees.
(3)	Calculated as tax return preparation revenues and related fees earned by company-owned offices (as reflected in the Consolidated Statements of Operations) divided by the number of tax returns prepared by company-owned offices.
(4)	Consists of RALs, assisted refunds and Gold Guarantee products.
(5)	Calculated as revenues earned from financial product fees (as reflected in the Consolidated Statements of Operations) divided by number of financial products. Average financial product fees per financial product in fiscal 2007 and fiscal 2006 reflect the impact of the agreements with the providers of financial products to our customers effective in the 2006 tax season.

Calculation of average revenues per tax return prepared in Franchise Operations:

	Fiscal Year Ended April 30,
	2007	2006	2005
	(Dollars in thousands, except per tax return prepared data)
Total revenues earned by our franchisees(A)	$619,319	$578,019	$456,820

Average royalty rate(B)	13.41%	13.19%	12.99%
Marketing and advertising rate(C)	6.00%	6.00%	6.00%

Combined royalty and marketing and advertising rate(B plus C)	19.41%	19.19%	18.99%

Royalty revenues(A times B)	$83,060	$76,234	$59,360
Marketing and advertising revenues(A times C)	37,159	34,685	27,416

Total royalty and marketing and advertising revenues	$120,219	$110,919	$86,776

Number of tax returns prepared by our franchisees(D)	3,229	3,246	2,917

Average revenues per tax return prepared by our franchisees(A divided by D)	$191.82	$178.06	$156.61

Amounts may not recalculate precisely due to rounding differences.

Fiscal Year Ended April 30, 2007 as Compared to the Fiscal Year Ended April 30, 2006

Total Revenues

Total revenues increased $17.8 million, or 6.5%, primarily due to an increase in the average revenues per tax return prepared by our network, higher financial product fees under our agreements with SBB&T and HSBC and cumulative growth and higher pricing per product in our Gold Guarantee program. Average revenues per tax return prepared increased 8% primarily as a result of stronger pricing. The increase in financial product fees is largely related to the attainment of certain contractual growth thresholds and higher fixed fees under our agreements. Customer retention was approximately just over 60% in fiscal 2007. Same store tax return volume decreased approximately 4%.

Our network of franchised and company-owned offices prepared 3.65 million tax returns in fiscal 2007, a decline of 0.2% as compared to fiscal 2006. Contributing to the overall decline were the increased competitive environment, due in part to various pre-season loan products in the marketplace, and the shift in taxpayer filings from early season to late season, compounded by the negative publicity in early April surrounding the announcement by the Department of Justice of the DOJ Lawsuits.

Preceding 2007, our business consistently experienced significant growth in the early season, with approximately three-fourths of the number of tax returns being prepared in our offices during that time. Over the past few years, however, the overall tax filing market has experienced a shift in which more taxpayers are filing later in the tax season, moving from the early season to the late season. Through the end of February 2007, there were just under two million fewer tax returns filed with the IRS than during the same period in 2004. We believe the stronger economy over the past few years—with declining unemployment and continued wage growth—has reduced the desire for certain taxpayers to file in the early season and receive their income tax refund as soon as possible. In fiscal 2007, our early season business was impacted by this shift. We believe the shift in taxpayer filings from early season to late season may be cyclical and could reverse following a slower economy.

Total IRS tax filings have continued to grow over the years, but the growth has occurred in the late season. Our business has also historically experienced higher growth in the late season (as compared to the early season) with the number of tax returns prepared by our network historically growing at a rate significantly exceeding that of the overall tax filing market’s rate. Following the slow start in January 2007 discussed above, many of our traditional early season customers began to come back to our network in February as our business returned to strong growth in the number of tax returns prepared. However, our overall late season business was somewhat impacted by the negative publicity in early April surrounding the announcement by the Department of Justice of the DOJ Lawsuits, which contributed to the overall decline in the number of tax returns prepared by our network in fiscal 2007.

An important element of our location strategy is that the maturation of our offices from which the average number of tax returns prepared per office increases as offices age. Our retail-partner locations typically prepare fewer tax returns as they tend to be smaller in size than typical storefront locations. Due to the factors already discussed above, the average number of tax returns prepared per office presented in the table below decreased in most age categories as compared to fiscal 2006.

The following table includes, for fiscal 2007, the average number of tax returns prepared by offices in our network, including the percentage of retail-partner locations as a percentage of total offices by age category, based upon the number of years in our network:

Number of Years in our Network	Offices as a % of Total Offices	Retail-Partner Locations as a % of Total Offices By Age	Average Number of Tax Returns Prepared per Office (Total Offices)
1	11%	17%	245
2	11%	19%	302
3	12%	32%	376
4	12%	42%	454
5	9%	26%	533
6	6%	23%	612
7+	39%	22%	755

	100%

Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses increased $7.1 million, or 4%. The more notable highlights were as follows:

Cost of franchise operations: Cost of franchise operations increased $2.3 million, or 7%, primarily due to the cumulative growth in our Gold Guarantee program over the past three years, including higher program costs, which are charged ratably over the product’s 36-month life.

Marketing and advertising: Marketing and advertising expenses increased $3.3 million, or 8%, primarily in line with the increase in marketing and advertising revenues.

Cost of company-owned office operations: Cost of company-owned office operations increased $4.6 million, or 10%, primarily due to increased labor and facilities expenses incurred to support the new offices opened during the past year to support customer demand. Despite this increase, cost of operations decreased as a percentage of the related service revenues from operations due to a continued focus on strategic initiatives implemented two years ago.

Selling, general and administrative: Selling, general and administrative decreased $3.9 million, or 10%, primarily due to (i) $6.0 million in lower incentive compensation expenses; and (ii) a $1.9 million reduction in litigation related expenses ($1.9 million in fiscal 2007 in connection with the previously disclosed settlement of the California Attorney General and Pierre Brailsford matters regarding the origination of RALs between 2001 and 2005 compared to $3.8 million in fiscal 2006 accrued in connection with the California Attorney General matter). These decreases were partially offset by (i) $1.3 million in higher stock-based compensation as we granted additional stock options in the first quarter of fiscal 2007 for which the associated cost is recognized over the four-year vesting period following the grant date; (ii) a $1.2 increase in salary and commission expense; (iii) a $0.9 million increase in outsourced technology-related service costs; (iv) $0.8 million in higher external legal fees; and (v) $0.5 million in Internal Review expenses.

Other Income/(Expense)

Interest expense: Interest expense increased $1.7 million, or 20%, primarily due to higher interest rates. Our average cost of debt was 6.2% and 5.5% in fiscal 2007 and 2006, respectively.

Write-off of deferred financing costs: In fiscal 2006, we incurred a non-cash charge of $2.7 million related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes and the replacement of our $100 Million Credit Facility.

Fiscal Year Ended April 30, 2006 as Compared to the Fiscal Year Ended April 30, 2005

Total Revenues

Total revenues increased $42.9 million, or 18%, primarily due to the increase of 10% in the number of tax returns prepared in our network as well as due to the increase of 13% in the average revenues per tax return prepared in our network. The number of tax returns prepared increased primarily due to same store tax return volume growth in excess of 6% and the expansion of our network as the total number of offices increased 10%. Average revenues per tax return prepared increased primarily as a result of stronger pricing throughout the entire tax season, enhanced product offerings and increased financial product attachment rates. Customer retention was just under 61% in fiscal 2006 as compared to just under 60% in fiscal 2005.

The following table includes, for fiscal 2006, the average number of tax returns prepared by offices in our network, including the percentage of retail-partner locations as a percentage of total offices by age category, based upon the number of years in our network:

Number of Years in our Network	Offices as a % of Total Offices	Retail-Partner Locations as a % of Total Offices By Age	Average Number of Tax Returns Prepared per Office (Total Offices)
1	13%	24%	235
2	14%	33%	343
3	14%	42%	444
4	10%	27%	547
5	7%	24%	627
6	8%	13%	688
7+	34%	24%	838

	100%

As of January 2006, we no longer earn “other financial product revenues” on RALs facilitated by our network. Accordingly, when viewed in combination with financial product fees, total financial product related revenues increased $10.1 million, or 14%, as compared to fiscal 2005.

Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total expenses increased $25.3 million, or 17%. The more notable highlights were as follows:

Cost of franchise operations: Cost of franchise operations increased $3.8 million, or 14%, primarily due to the cumulative growth in our Gold Guarantee program over the past three years, including higher program costs.

Marketing and advertising: Marketing and advertising expenses increased $8.0 million, or 24%, primarily in line with the increase in marketing and advertising revenues.

Cost of company-owned office operations: Cost of company-owned office operations increased $4.2 million, or 10%, primarily due to higher labor and facilities expenses to support the increase in the number of offices and number of tax returns prepared. Despite this increase, cost of operations decreased as a percentage of service revenues from operations due to a continued focus on strategic initiatives implemented in fiscal 2005.

Selling, general and administrative: Selling, general and administrative increased $9.3 million, or 31%, due to: (i) the increase of $5.1 million in legal expenses, including $3.8 million in litigation related expenses accrued in connection with the California Attorney General matter; (ii) the increase of $1.4 million for Sarbanes-Oxley compliance; (iii) the increase of $1.0 million in stock-based compensation due to additional stock options granted in fiscal 2006; (iv) the increase of $0.5 million in rental expense primarily due to duplicate rental costs for our corporate headquarters as rental expense was recorded beginning at inception of our new corporate headquarters lease which was several months prior to our occupancy; and (v) the increase of $5.2 million in personnel and other administrative expenses. Included in fiscal 2005 was a stock-based compensation charge of $4.5 million related to the issuance to our employees of vested stock options and shares of common stock in exchange for Cendant stock options and restricted stock units that were held by such employees prior to our IPO.

Other Income/(Expense)

Interest income: Interest income increased $0.4 million, or 30%, primarily due to our investment earnings on cash equivalents.

Interest expense: Interest expense increased $1.6 million, or 24%, primarily due to higher interest rates. Our average cost of debt was 5.5% and 4.2% in fiscal 2006 and fiscal 2005, respectively.

Write-off of deferred financing costs: We incurred a non-cash charge of $2.7 million related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes and termination of our $100 Million Credit Facility.

Segment Results and Corporate and Other

Franchise Operations

At the core of our business strategy is the growth and development of our franchise system. We derive a significant portion of our revenues during the third and fourth fiscal quarters from royalty and marketing and advertising fees. The number of tax returns prepared by our franchise system represented 88% of the total number of tax returns prepared by our network in fiscal 2007.

	Fiscal Year Ended April 30,
	2007	2006	2005
	(In thousands)
Results of Operations:
Revenues:
Royalty	$83,060	$76,234	$59,360
Marketing and advertising	37,159	34,685	27,416
Financial product fees	80,011	74,458	35,990
Other financial product revenues	—	5,518	33,934
Other	12,776	12,986	12,766

Total revenues	213,006	203,881	169,466

Expenses:
Cost of operations	33,435	31,179	27,426
Marketing and advertising	37,159	34,691	27,416
Selling, general and administrative	3,945	3,448	4,130
Depreciation and amortization	9,408	8,706	7,645

Total expenses	83,947	78,024	66,617

Income from operations	129,059	125,857	102,849
Other income/(expense):
Interest income	1,352	1,121	1,029

Income before income taxes	$130,411	$126,978	$103,878

Fiscal Year Ended April 30, 2007 as Compared to the Fiscal Year Ended April 30, 2006

Total Revenues

Total revenues increased $9.1 million, or 4%, primarily for the same reasons discussed in the Consolidated Results of Operations. Average revenues per tax return prepared increased 8% while the number of tax returns prepared by our franchise operations decreased 0.5% as compared to fiscal 2006. The more notable highlights were as follows:

Royalty and marketing and advertising: Royalty revenues increased $6.8 million, or 9%, and marketing and advertising revenues increased $2.5 million, or 7%, primarily due to the increase in total revenues earned by our franchisees. Additionally, we benefited from an increase in the average royalty rate we earn, which was 13.41% in fiscal 2007 as compared to 13.19% in fiscal 2006, as the segment included more territories at the 15% royalty fee rate.

Financial product fees: Financial product fees increased $5.6 million, or 7%, as discussed in the Consolidated Results of Operations. In fiscal 2007, financial product fees under the financial product agreements were $69.2 million as compared to $65.0 million in fiscal 2006. Gold Guarantee revenues increased by $1.3 million to $9.8 million in fiscal 2007. Franchisees facilitated the sale of 3.0 million financial products in fiscal 2007 as compared with 2.9 million in fiscal 2006.

Other financial product revenues: Other financial product revenues, which were related to RALs, were eliminated beginning in January 2006 under the financial products agreements that were executed in 2006.

Other revenues: Other revenues included fees generated from the sale of 205 territories in fiscal 2007, consistent with fiscal 2006.

Total Expenses

Total operating expenses increased $5.9 million, or 8%. The more notable highlights were as follows:

Cost of operations: Cost of operations increased as discussed in the Consolidated Results of Operations.

Marketing and advertising: Marketing and advertising expenses increased $2.5 million, or 7%, in line with the increase in marketing and advertising revenues. Franchise operations recognized marketing and advertising expenses equal to 6% of total revenues earned by our franchisees.

Fiscal Year Ended April 30, 2006 as Compared to the Fiscal Year Ended April 30, 2005

Total Revenues

Total revenues increased $34.4 million, or 20%, primarily due to the increase of 11% in the number of tax returns prepared as well as due to the increase of 14% in the average revenues per tax return prepared. The number of tax returns prepared increased primarily due to strong same stores sales growth and the expansion of the franchise operations segment as total number of offices increased 10%. Average revenues per tax return prepared increased primarily as a result of stronger pricing throughout the entire tax season, enhanced product offerings and increased financial product attachment rates. Additional highlights were as follows:

Royalty and marketing and advertising: Royalty revenues increased $16.9 million, or 28%, and marketing and advertising revenues increased $7.3 million, or 27%, due to the increase in total revenues earned by our franchisees. In addition, in fiscal 2006 we benefited from an increase in the average royalty rate we earn, which was 13.2% in fiscal 2006 as compared to 13.0% in fiscal 2005 as the segment included more territories at the 15% royalty rate.

Financial product fees: Financial product fees increased to $74.5 million as a result of the agreements with HSBC and SBB&T executed in 2006 under which we earned a fixed annual fee as well as a variable payment upon the attainment of certain contractual growth thresholds. Financial product fees in fiscal 2006 included $65.0 million related to such agreements and $8.5 million in Gold Guarantee revenues. Gold Guarantee revenues increased $3.0 million primarily due to the cumulative growth in such program sales over the past three years. Financial product sales in aggregate increased 10% over fiscal 2005. Franchisees facilitated the sale of 2.9 million financial products in fiscal 2006 as compared with 2.6 million in fiscal 2005.

Other financial product revenues: Other financial product revenues, which were related to RALs, were eliminated beginning in January 2006 under the financial products agreements that were executed in 2006. Accordingly, when viewed in combination with financial product fees, total financial product related revenues increased $10.1 million, or 14%.

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

Total Expenses

Total expenses increased $11.4 million, or 17%. The more notable highlights were as follows:

Cost of operations: Cost of operations increased $3.8 million, or 14%, as discussed in the Consolidated Results of Operations.

Marketing and advertising: Marketing and advertising expenses increased $7.3 million, or 27%, in line with the increase in marketing and advertising revenues.

Selling, general and administrative: Selling, general and administrative decreased $0.7 million, or 17%, primarily due to a decrease in sales compensation expense.

Company-Owned Office Operations

Complementing our franchise system are our company-owned offices. The number of tax returns prepared by our company-owned offices represented 12% of the total number of tax returns prepared within our network in fiscal 2007.

	Fiscal Year Ended April 30,
	2007	2006	2005
	(In thousands)
Results of Operations:
Revenues
Service revenues from operations	$80,190	$71,529	$63,021

Expenses
Cost of operations	51,706	47,084	42,928
Marketing and advertising	7,088	6,286	5,550
Selling, general and administrative	3,395	3,623	3,554
Depreciation and amortization	2,858	2,722	3,753

Total expenses	65,047	59,715	55,785

Income from operations	15,143	11,814	7,236
Other income/(expense):
Interest income	—	—	25
Other	—	520	—

Income before income taxes	$15,143	$12,334	$7,261

Fiscal Year Ended April 30, 2007 as Compared to the Fiscal Year Ended April 30, 2006

Revenues

Service revenues from operations increased $8.7 million, or 12%, primarily due to an increase of 10% in the average revenues per tax return prepared as well as an increase of 2% in the number of tax returns prepared. Average revenues per tax return prepared increased primarily as a result of stronger pricing. Company-owned offices facilitated the sale of 421,000 financial products in fiscal 2007 as compared with 402,000 in fiscal 2006.

Total Expenses

Total expenses increased $5.3 million, or 9%. The more notable highlights were as follows:

Cost of operations: Cost of operations increased as discussed in the Consolidated Results of Operations.

Marketing and advertising: Marketing and advertising increased $0.8 million, or 13%, and was closely tied to growth in the business. Company-owned office operations recognized marketing and advertising expenses approximately equal to 6% of service revenues from operations, similar to that of franchise operations. In addition, company-owned office operations also recognized regional and local marketing and advertising expenses.

Fiscal Year Ended April 30, 2006 as Compared to the Fiscal Year Ended April 30, 2005

Revenues

Service revenues from operations increased $8.5 million, or 14%, primarily due to an increase of 11% in the average revenues per tax return prepared as well as an increase of 2% in the number of tax returns prepared. The number of tax returns prepared increased primarily due to a 5% increase in the total number of offices in existing, but under-penetrated, territories. Partially offsetting the increase was the decline in the number of tax returns prepared attributable to the sale of operations in Texas and Massachusetts to existing franchisees. The sale of operations in Texas and Massachusetts had the impact of reducing tax return preparation and revenue growth by approximately 6% each. Average revenues per tax return prepared increased primarily as a result of stronger pricing throughout the entire tax season, enhanced product offerings and increased financial product attachment rates. Company-owned offices facilitated the sale of 402,000 financial products in fiscal 2006 as compared with 413,000 in fiscal 2005.

Total Expenses

Total expenses increased $3.9 million, or 7%, in fiscal 2006. The more notable highlights were as follows:

Cost of operations: Cost of operations increased $4.2 million, or 10%, as discussed in the Consolidated Results of Operations.

Marketing and advertising: Marketing and advertising increased $0.7 million, or 13%, and was closely tied to growth in the business.

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

	Fiscal Year Ended April 30,
	2007	2006	2005
	(In thousands)
Expenses(a)
General and administrative	$21,979	$26,044	$17,006
Stock-based compensation	4,122	2,808	1,844
Stock-based compensation related to our IPO	—	—	4,508
Litigation related expenses/(recovery)	1,873	3,800	(645)
Internal Review expenses	478	—	—

Total expenses	28,452	32,652	22,713

Loss from operations	(28,452)	(32,652)	(22,713)
Other income/(expense):
Interest income	504	803	430
Interest expense	(9,972)	(8,301)	(6,700)
Write-off of deferred financing costs(b)	(108)	(2,677)	—

Loss before income taxes	$(38,028)	$(42,827)	$(28,983)

(a)	Included in selling, general and administrative in the Consolidated Statements of Operations.
(b)	Fiscal 2006 charge represents a non-cash charge associated with the repayment of the $175 Million Notes and the replacement of the $100 Million Credit Facility.

Fiscal Year Ended April 30, 2007 as Compared to the Fiscal Year Ended April 30, 2006

Loss from Operations

Loss from operations decreased $4.2 million, or 13%, primarily due to (i) lower incentive compensation expenses of $6.0 million and (ii) lower litigation related expenses of $1.9 million. Partially offsetting the overall decrease were (i) higher stock-based compensation of $1.3 million; (ii) higher salary expense of $0.6 million; (iii) higher outsourced technology-related service expenses of $0.9 million; (iv) higher external legal fees of $0.8 million; and (v) Internal Review expenses of $0.5 million.

Other income/(expense)

Interest expense increased and write-off of deferred financing costs decreased as discussed in Consolidated Results of Operations.

Fiscal Year Ended April 30, 2006 as Compared to the Fiscal Year Ended April 30, 2005

Loss from operations increased $9.9 million, or 44%, due to: (i) increase of $5.1 million in legal related costs, including $3.8 million of litigation related expenses as discussed in the Consolidated Results of Operations; (ii) increase of $1.4 million for Sarbanes-Oxley compliance; (iii) increase of $1.0 million in stock-based compensation due to additional stock options granted in fiscal 2006; (iv) increase of $0.5 million in rental expense primarily due to duplicate rental costs for our corporate headquarters; and (v) increase of $5.8 million in personnel and other administrative expenses. Included in fiscal 2005 was a stock-based compensation charge of $4.5 million related to our IPO.

Other income/(expense)

Interest income increased $0.4 million primarily due to higher average cash balances. Additionally, interest expense increased and write-off of deferred financing costs decreased as discussed in the Consolidated Results of Operations.

Seasonality of Operations

Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate substantially all our revenues during the period from January 1 through April 30. In fiscal 2007, we earned 93% of our revenues during this period. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.

Contractual Obligations

The following table presents future contractual obligations due by fiscal period as of April 30, 2007:

	2008	2009-2010	2011-2012	2013 and Thereafter	Total
	(In thousands)
Long-term debt(1)	$—	$—	$127,000	$—	$127,000
Operating lease commitments	11,382	12,506	5,109	2,169	31,166
Purchase obligations(2)	6,051	4,086	114	—	10,251

Total	$17,433	$16,592	$132,223	$2,169	$168,417

(1)	The payments due under our $450 Million Credit Facility do not include future payments for interest. Borrowings outstanding under the $450 Million Credit Facility were $173.0 million as of May 31, 2007.
(2)	In connection with certain marketing and technology-related services.

Liquidity and Capital Resources

Historical Sources and Uses of Cash from Operations

Seasonality of Cash Flows

The tax return preparation business is highly seasonal resulting in substantially all of our revenues and cash flow being generated during the period from January 1 through April 30. Following the tax season, from May 1 through December 31, we primarily rely on excess operating cash flow from the previous tax season and our credit facility to fund our operating expenses and to reinvest in our business to support future growth. Given the nature of the franchise business model, our business is typically not capital intensive and has historically generated strong operating cash flow from operations.

$450 Million Credit Facility

On October 6, 2006, we amended and restated our five-year unsecured credit facility (the “$450 Million Credit Facility”) to increase the borrowing capacity from $250 million to $450 million, extend the maturity date to October 2011, reduce the cost of debt and make a financial covenant less restrictive. Borrowings under the $450 Million Credit Facility are to be used to finance working capital needs, general corporate purposes, potential acquisitions, and repurchases of our common stock.

The $450 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Eurodollar borrowings bear interest at the London Inter-Bank Offer Rate (“LIBOR”), as defined in the $450 Million Credit Facility, plus a credit spread as defined in the $450 Million Credit Facility, ranging from 0.50% to 0.75% per annum. Base Rate borrowings, as defined in the $450 Million Credit Facility, bear interest primarily at the Prime Rate, as defined in the $450 Million Credit Facility. The $450 Million Credit Facility carries an annual fee ranging from 0.10% to 0.15% of the unused portion of the $450 Million Credit Facility. We may also use the $450 Million Credit Facility to issue letters of credit for general corporate purposes. There was a $0.8 million letter of credit outstanding under the $450 Million Credit Facility as of April 30, 2007 as required under our lease agreement for our corporate headquarters in Parsippany, New Jersey, which was reduced to $0.5 million in May 2007 and will terminate in May 2008.

In connection with amending and restating our five-year unsecured credit facility, we incurred an additional $0.6 million of financing fees, which were deferred and are being amortized to interest expense over the term of the $450 Million Credit Facility. Additionally, we incurred a non-cash charge of $0.1 million fiscal 2007 related to the write-off of unamortized deferred financing costs in connection with amending and restating our credit facility.

In the future, we may require additional financing to meet our capital needs. Our liquidity position may be negatively affected by unfavorable conditions in the market in which we operate. In addition, our inability to generate sufficient profits during tax season may unfavorably impact our funding requirements.

For a more detailed discussion of our $450 Million Credit Facility, including a description of financial covenants which we are required to meet, please see “Part II—Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11—Long-Term Debt and Credit Facilities.”

Sources and Uses of Cash

Operating activities

The increase in revenues in each of the past three fiscal years and the scalability of the franchise model contributed to the continued increases in net income and generation of significant cash flow. Net cash provided by operating activities has exceeded net income in each of the past three fiscal years.

In fiscal 2007, net cash provided by operating activities decreased $33.3 million as compared to fiscal 2006 primarily due to the following:

•

Higher federal and state income tax payments as we paid $29.8 million in fiscal 2007 as compared to $13.5 million in fiscal 2006 primarily due to the timing of estimated tax payments and the increase in operating income between years;

•	Higher bonus payments as we paid $15.8 million in fiscal 2007 (accrued in fiscal 2006) as compared to $9.1 million in fiscal 2006 (accrued in fiscal 2005);

•	Higher litigation settlement related payments as we paid $7.8 million in fiscal 2007 as compared to $2.2 million in fiscal 2006; and

•	Higher marketing and advertising payments as we paid $42.5 million in fiscal 2007 as compared to $39.6 million in fiscal 2006.

Partially offsetting the factors discussed above were the increase in net income of 13% and the timing of payments received from franchisees.

In fiscal 2006, net cash provided by operating activities decreased $1.9 million as compared to fiscal 2005 primarily due to the following:

•

Higher federal and state income tax payments as we paid $13.5 million in fiscal 2006 as compared to $3.7 million in fiscal 2005 when we utilized a federal net operating loss generated subsequent to our IPO and had less operating income;

•	Higher marketing and advertising payments as we paid $39.6 million in fiscal 2006 as compared to $30.6 million in fiscal 2005;

•

Higher bonus payments of $9.1 million in fiscal 2006, which were accrued during the 16-month period from January 2004-April 2005 as we converted to a fiscal year ended April 30 effective May 1, 2004; and

•	The timing of payments received from franchisees for royalty and marketing and advertising revenues and from one of the providers of our financial products for incremental financial product fees.

Partially offsetting the factors discussed above were the increase in net income of 16% and the timing of payments associated with payroll costs, litigation settlement and other accrued liabilities.

Investing activities

We continue to reinvest capital in our business, primarily for technology upgrades to support our growth, expansion of our company-owned offices, funding provided to franchisees for Conversions and to open new storefront offices and costs to acquire independent tax return preparation offices. In fiscal 2007, net cash used in investing activities increased $0.7 million as compared to fiscal 2006 primarily due to the following:

•	Cash paid for tax return preparation businesses acquired increased $1.9 million; and

•	Funding provided to franchisees, net of repayments, increased $0.3 million.

Partially offsetting the higher payments discussed above were lower capital expenditures of $1.8 million primarily due to lower build out costs and new equipment purchases associated with the relocation of our technology and corporate headquarters to new buildings (our technology headquarters in Florida in fiscal 2007 and our corporate headquarters in New Jersey in fiscal 2006).

In fiscal 2006, net cash used in investing activities increased $7.0 million as compared to fiscal 2005 primarily due to the following:

•

Capital expenditures increased $5.8 million and included the build-out costs associated with our corporate headquarters in New Jersey and additional locations in company-owned operations and technology upgrades; and

•	Funding provided to franchisees increased $1.8 million.

Partially offsetting the higher payments discussed above were lower payments of $0.6 million for the acquisition of tax return preparation businesses.

Financing activities

Financing activities primarily relate to borrowings and repayments under our credit facility, share repurchases and dividend payments to stockholders. In fiscal 2007, net cash used in financing activities decreased $118.6 million as compared to fiscal 2006 primarily due to the repayment of our $175 Million Notes in June 2005. This reduction was partially offset by:

•

An increase in cash used to repurchase 4,415,348 shares of our common stock at an average price per share (including commissions) of $32.24 in fiscal 2007 as compared to 2,538,197 shares at an average price per share (including commissions) of $24.16 in fiscal 2006 as a result of larger authorized share repurchase programs; and

•	We made higher quarterly dividend payments to stockholders for which the quarterly payments were increased to $0.12 per share during fiscal 2007 as compared to $0.08 per share during fiscal 2006.

In fiscal 2006, net cash used in financing activities was $194.7 million as compared to net cash provided by financing activities of $2.5 million in fiscal 2005. The primary factor for the change of $197.2 million was the repayment of our $175 Million Notes in June 2005. Other contributing factors included the following:

•	In fiscal 2006, we began acquiring shares of our common stock and repurchased of 2,538,197 shares at an average price per share (including commissions) of $24.16; and

•	We made higher quarterly dividend payments to stockholders for which the quarterly payments were increased to $0.08 per share during fiscal 2006 as compared to $0.07 per share during fiscal 2005.

In fiscal 2005, net cash provided by financing activities included the cash settlement of our remaining intercompany balance with Cendant, including our federal and state income tax obligations as we were included in the consolidated income tax returns of Cendant up until our IPO date. In connection with our IPO, we issued the $175 Million Notes and used the entire proceeds to fund the cash portion of the Special Dividend to Cendant. In addition to the cash portion of the Special Dividend paid to Cendant in fiscal 2005, we settled our remaining intercompany balance with Cendant, including our federal and state income tax obligations, through a non-cash distribution of amounts due from Cendant on the date of disposition of $131.9 million.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

We are committed to growing our business while maintaining a flexible capital structure to reinvest in the Company as well as to return excess capital to stockholders in the form of share repurchases and dividends. Our primary future cash requirements will be to fund operating activities, repurchase shares of our common stock, repay outstanding borrowings under the $450 Million Credit Facility, make periodic interest payments on our debt outstanding, fund capital expenditures, pay quarterly dividends, provide funding to franchisees and fund acquisitions. For fiscal 2008, our primary cash requirements are as follows:

•

Expenses including marketing and advertising expenses—Expenses preceding the tax season relate primarily to personnel and facility related costs. Marketing and advertising expenses, as compared to the other categories of expenses, are more seasonal in nature and typically increase in our third and fourth fiscal quarters when most of our revenues are earned. Marketing and advertising expenses include national, regional and local campaigns designed to increase brand awareness and attract both early season and late season customers. We also receive marketing and advertising payments from franchisees to fund our budget for most of these expenses. We expect to experience an increase in expenses during the remainder of fiscal 2008 as we expect to grow our business. Additionally, beginning in fiscal 2008, we expect to incur expenses in connection with the Internal Review and expenses associated with the implementation of a variety of enhancements in the areas of tax return preparation compliance and monitoring for the 2008 tax filing season.

•

Expenses to operate company-owned offices— Our company-owned offices complement our franchise system and are focused primarily on organic growth through the opening of new company-owned offices within existing territories as well as increasing office productivity. We also continue to pursue selective acquisition opportunities for our company-owned office segment. Expenses to operate our company-owned offices begin to increase during the third fiscal quarter and peak during the fourth fiscal quarter primarily due to the labor costs related to the seasonal employees who provide tax return preparation services to our customers.

•

Repurchase of shares of our common stock—On October 12, 2006, our Board of Directors authorized a $200.0 million multi-year share repurchase program. As of May 31, 2007, we had repurchased 3,155,389 shares of our common stock under this program totaling $97.3 million, including commissions. Such repurchases to date have been made in open market purchases. In the future, such repurchases may be made through open market purchases or privately negotiated transactions. Such repurchases depend on our assessment of the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

•

Repayment of outstanding borrowings under the $450 Million Credit Facility—As of May 31, 2007, we had $173.0 million outstanding under our $450 Million Credit Facility. We anticipate generating operating cash flow next tax season to partially repay these outstanding borrowings.

•

Capital expenditures—We anticipate spending $8 to $10 million on capital expenditures in fiscal 2008, which will primarily include: (i) leasehold improvements associated with new offices and replacement of legacy equipment in company-owned offices (ii) information technology upgrades to support our growth and enhance tax return preparation compliance and monitoring for the 2008 filing season.

•	Quarterly dividend—We currently intend to make quarterly cash dividend payments of $0.18 per common share in fiscal 2008.

Future Sources of Cash

We borrow against our credit facility to fund operations with increases particularly during the first nine months of the fiscal year. Beginning in the fourth fiscal quarter, we expect our primary source of cash to be cash provided by operating activities, primarily from the collection of accounts receivable from our franchisees and from the providers of financial products to our customers.

Interest Rate Hedges

In August 2005, we entered into interest rate swap agreements with financial institutions to convert a notional amount of $50.0 million of floating-rate borrowings into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. Under these interest rate swap agreements, which became effective in October 2005, we receive a floating interest rate based on the three-month LIBOR (in arrears) and pay a fixed interest rate averaging 4.4%. In connection with extending the maturity date under the amended and restated credit facility, in October 2006 we entered into interest rate collar agreements to become effective after the interest rate swap agreements terminate. The interest rate collar agreements were entered into with financial institutions to limit the variability of expense/payments on $50.0 million of floating-rate borrowings during the period from July 2010 to October 2011 to a range of 5.5% (the cap) and 4.6% (the floor). These interest rate collar agreements were determined to be cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 149. Since inception, no amounts have been recognized in the results of operations due to ineffectiveness of the interest rate hedges.

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

Goodwill

We have reviewed the carrying value of our goodwill by comparing the carrying value of our reporting units to their fair value and determined that the carrying amounts of our reporting units did not exceed their respective fair values as of April 30, 2007. When determining fair value, we utilized various assumptions, including projections of future cash flows. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact results. We will continue to review the carrying value of goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. An adverse change to our business will impact our consolidated results and may result in an impairment of our goodwill. The aggregate carrying value of our goodwill was $393.2 million as of April 30, 2007. See “Part II. Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4—Goodwill and Other Intangible Assets” for more information on goodwill.

Other Intangible Assets

Indefinite-lived intangible assets are carried at the lower of cost or fair value. If the fair value of the indefinite-lived intangible asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference. We have reviewed the carrying value of our indefinite-lived asset by comparing its carrying value to its fair value and determined that its carrying value did not exceed its fair value as of April 30, 2007. We will continue to review the carrying value of indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. An adverse change to our business will impact our consolidated results and may result in an impairment of our indefinite-lived intangible assets. The aggregate carrying value of our indefinite-lived intangible assets was $81.0 million as of April 30, 2007. See “Part II. Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4—Goodwill and Other Intangible Assets” for more information on indefinite-lived intangible assets.

Definite-lived intangible assets and long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. We test for impairment based on a comparison of the asset’s undiscounted cash flows to its carrying value and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income tax positions that we have taken or expect to take with respect to a tax refund. FIN No. 48 prescribes a more-likely-than-not threshold for recognition as well as measurement criteria for changes in such tax positions for financial statement purposes. In addition, FIN No. 48 also requires additional qualitative and quantitative disclosures on unrecognized tax benefits to be included in the notes to the consolidated financial statements. We adopted the provisions of FIN No. 48 beginning May 1, 2007. The adoption of FIN No. 48 is not expected to have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for us beginning May 1, 2008. We are currently assessing the potential impact on our Consolidated Financial Statements of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for us beginning May 1, 2008. We are currently assessing the potential impact on our Consolidated Financial Statements of adopting SFAS No. 159.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have financial market risk exposure related primarily to changes in interest rates. We attempt to reduce this risk through the utilization of derivative financial instruments. See “Interest Rate Hedges” above. A hypothetical 1% change in the interest rate on our floating-rate borrowings outstanding as of April 30, 2007, excluding our $50.0 million of hedged borrowings whereby we fixed the interest rate, at an average of 4.4%, would result in an annual increase or decrease in income before income taxes of $0.8 million. The estimated increase or decrease is based upon the level of variable rate debt as of April 30, 2007 and assumes no changes in the volume or composition of debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2007 based on the criteria in Internal Control—Integrated Framework issued by COSO. Management’s assessment of the effectiveness of internal control over financial reporting as of April 30, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and Deloitte & Touche LLP has issued an attestation report on such assessment, which is included herein.

/s/ MICHAEL D. LISTER	/s/ MARK L. HEIMBOUCH
Michael D. Lister	Mark L. Heimbouch
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

June 29, 2007	June 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jackson Hewitt Tax Service Inc.:

We have audited the accompanying consolidated balance sheets of Jackson Hewitt Tax Service Inc. and subsidiaries (the “Company”) as of April 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2007. Our audits also included the financial statement schedule listed in Item 15a. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jackson Hewitt Tax Service Inc. and subsidiaries as of April 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 29, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Parsippany, New Jersey

June 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jackson Hewitt Tax Service Inc.:

We have audited management’s assessment, included in Item 9A Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting, that Jackson Hewitt Tax Service Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of April 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2007 of the Company and our report dated June 29, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Parsippany, New Jersey

June 29, 2007

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	As of April 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,693	$15,150
Accounts receivable (net of allowance for doubtful accounts of $1,279 and $1,168, respectively)	17,519	20,184
Notes receivable, net	5,544	4,830
Prepaid expenses and other	11,421	8,755
Deferred income taxes	1,933	4,583

Total current assets	38,110	53,502
Property and equipment, net	35,194	35,808
Goodwill	393,208	392,700
Other intangible assets, net	84,793	86,085
Notes receivable, net	5,001	3,453
Other non-current assets, net	17,235	16,534

Total assets	$573,541	$588,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$31,452	$44,001
Income taxes payable	58,905	47,974
Deferred revenues	10,038	9,304

Total current liabilities	100,395	101,279
Long-term debt	127,000	50,000
Deferred income taxes	31,206	36,526
Other non-current liabilities	11,450	12,354

Total liabilities	270,051	200,159

Commitments and Contingencies (Note 18)
Stockholders’ equity:
Common stock, par value $0.01; Authorized 200,000,000 shares;
Issued: 38,069,726 and 37,843,898 shares, respectively	381	378
Additional paid-in capital	359,469	350,526
Retained earnings	146,962	97,413
Accumulated other comprehensive income	348	933
Less: Treasury stock, at cost: 6,953,545 and 2,538,197 shares, respectively	(203,670)	(61,327)

Total stockholders’ equity	303,490	387,923

Total liabilities and stockholders’ equity	$573,541	$588,082

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2007	2006	2005
Revenues
Franchise operations revenues:
Royalty	$83,060	$76,234	$59,360
Marketing and advertising	37,159	34,685	27,416
Financial product fees	80,011	74,458	35,990
Other financial product revenues	—	5,518	33,934
Other	12,776	12,986	12,766
Service revenues from company-owned office operations	80,190	71,529	63,021

Total revenues	293,196	275,410	232,487

Expenses
Cost of franchise operations	33,435	31,179	27,426
Marketing and advertising	44,247	40,977	32,966
Cost of company-owned office operations	51,706	47,084	42,928
Selling, general and administrative	35,792	39,723	30,397
Depreciation and amortization	12,266	11,428	11,398

Total expenses	177,446	170,391	145,115

Income from operations	115,750	105,019	87,372
Other income/(expense):
Interest income	1,856	1,924	1,484
Interest expense	(9,972)	(8,301)	(6,700)
Write-off of deferred financing costs	(108)	(2,677)	—
Other	—	520	—

Income before income taxes	107,526	96,485	82,156
Provision for income taxes	42,146	38,524	32,205

Net income	$65,380	$57,961	$49,951

Earnings per share:
Basic	$1.97	$1.61	$1.33

Diluted	$1.93	$1.59	$1.32

Weighted average shares outstanding:
Basic	33,262	36,061	37,615

Diluted	33,812	36,445	37,752

Dividends declared per share	$0.48	$0.32	$0.21

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, April 30, 2004	37,500	$375	$475,844	$178,877	—	—	—	$655,096
Issuance of shares of common stock to employees upon exercise of stock options	33	—	419	—	—	—	—	419
Issuance of vested stock options to employees in exchange for their Cendant stock options	—	—	1,865	—	—	—	—	1,865
Issuance of shares of common stock to employees in exchange for their Cendant RSUs	101	1	1,743	—	—	—	—	1,744
Issuance of stock options to employees	—	—	1,389	—	—	—	—	1,389
Issuance of RSUs	—	—	455	—	—	—	—	455
Tax benefit from exercise of stock options	—	—	70	—	—	—	—	70
Special Dividend paid to Cendant (Note 9)	—	—	(131,613)	(175,239)	—	—	—	(306,852)
Dividends paid to stockholders	—	—	(5,266)	(2,634)	—	—	—	(7,900)
Dividends on RSUs	—	—	2	(2)	—	—	—	—
Net income	—	—	—	49,951	—	—	—	49,951

Balance, April 30, 2005	37,634	376	344,908	50,953	—	—	—	396,237

Issuance of shares of common stock to employees	210	2	3,187	—	—	—	—	3,189
Common stock repurchases	—	—	—	—	—	(2,538)	(61,327)	(61,327)
Issuance of stock options to employees	—	—	2,532	—	—	—	—	2,532
Issuance of RSUs	—	—	276	—	—	—	—	276
Tax benefit from exercise of stock options	—	—	2,305	—	—	—	—	2,305
Dividends paid to stockholders	—	—	—	(11,492)	—	—	—	(11,492)
Dividends on RSUs	—	—	9	(9)	—	—	—	—
Change in fair value of derivatives, net of tax of $622	—	—	—	—	933	—	—	933
Adjustment to Special Dividend—completion of final tax return (Note 15)	—	—	(2,691)	—	—	—	—	(2,691)
Net income	—	—	—	57,961	—	—	—	57,961

Balance, April 30, 2006	37,844	378	350,526	97,413	933	(2,538)	$(61,327)	387,923
Issuance of shares of common stock to employees upon exercise of stock options	226	3	3,522	—	—	—	—	3,525
Common stock repurchases	—	—	—	—	—	(4,416)	(142,343)	(142,343)
Issuance of stock options to employees	—	—	3,834	—	—	—	—	3,834
Issuance of RSUs	—	—	288	—	—	—	—	288
Tax benefit from exercise of stock options	—	—	1,281	—	—	—	—	1,281
Dividends paid to stockholders	—	—	—	(15,813)	—	—	—	(15,813)
Dividends on RSUs	—	—	18	(18)	—	—	—	—
Change in fair value of derivatives, net of tax of $390	—	—	—	—	(585)	—	—	(585)
Net income	—	—	—	65,380	—	—	—	65,380

Balance, April 30, 2007	38,070	$381	$359,469	$146,962	$348	(6,954)	$(203,670)	$303,490

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended April 30,
	2007	2006	2005
Operating Activities:
Net income	$65,380	$57,961	$49,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,266	11,428	11,398
Amortization of Gold Guarantee® product	(2,629)	(2,296)	(1,576)
Amortization of development advances	1,312	1,190	1,190
Write-off of deferred financing costs	108	2,677	—
Provision for uncollectible receivables, net	2,533	2,470	3,081
Stock-based compensation	4,122	2,808	6,352
Deferred income taxes	109	(3,306)	11,298
Excess tax benefits on stock options exercised	(1,281)	(2,305)	(70)
Other	166	(285)	558
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(957)	(7,453)	12,371
Notes receivable	908	137	(90)
Prepaid expenses and other	(9,473)	(6,506)	(7,879)
Accounts payable, accrued and other liabilities	(13,899)	17,541	(759)
Income taxes payable	11,238	28,273	19,866
Deferred revenues	9,878	10,709	9,206

Net cash provided by operating activities	79,781	113,043	114,897

Investing Activities:
Capital expenditures	(8,949)	(10,714)	(4,919)
Funding provided to franchisees	(6,489)	(4,105)	(2,317)
Repayment of franchisee notes	2,133	—	—
Cash paid for acquisitions	(3,828)	(1,929)	(2,548)
Other	—	336	381

Net cash used in investing activities	(17,133)	(16,412)	(9,403)

Financing Activities:
Common stock repurchases	(142,343)	(61,327)	—
Proceeds from issuance of Notes	—	—	175,000
Cash portion of Special Dividend to Cendant	—	—	(175,000)
Repayment of Notes	—	(175,000)	—
Borrowings under revolving credit facilities	381,000	210,000	20,000
Repayment of borrowings under revolving credit facilities	(304,000)	(160,000)	(20,000)
Dividends paid to stockholders	(15,813)	(11,492)	(7,900)
Debt issuance costs	(561)	(681)	(3,342)
Proceeds from issuance of common stock	3,525	2,873	419
Excess tax benefits on stock options exercised	1,281	2,305	70
Outstanding checks in excess of funds on deposit	806	(1,304)	1,304
Decrease in Due from Cendant	—	—	12,133
Payments on capital leases	—	(119)	(180)

Net cash provided by (used in) financing activities	(76,105)	(194,745)	2,504

Net increase (decrease) in cash and cash equivalents	(13,457)	(98,114)	107,998
Cash and cash equivalents, beginning of fiscal year	15,150	113,264	5,266

Cash and cash equivalents, end of fiscal year	$1,693	$15,150	$113,264

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$9,768	$8,532	$4,972

Income taxes	$29,824	$13,509	$3,663

Supplemental disclosure for non-cash investing and financing transactions:
Special Dividend—Distribution of Due from Cendant	$—	$—	$131,852

Adjustment to Special Dividend—completion of final tax return	$—	$2,691	$—

Common stock grant	$—	$316	$—

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Jackson Hewitt Tax Service Inc. provides computerized preparation of federal, state and local individual income tax returns in the United States through a nationwide network of franchised and company-owned offices operating under the brand name Jackson Hewitt Tax Service®. The Company provides its customers with convenient, fast and accurate tax return preparation services and electronic filing. In connection with their tax return preparation experience, the Company’s customers may select various financial products, including refund anticipation loans (“RALs”). “Jackson Hewitt” and the “Company” are used interchangeably in these notes to the Consolidated Financial Statements to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

Jackson Hewitt Tax Service Inc. was incorporated in Delaware in February 2004 as the parent corporation in connection with the Company’s June 2004 initial public offering (“IPO”) pursuant to which Cendant Corporation, now known as Avis Budget Group, Inc. (“Cendant”), divested 100% of its ownership interest in Jackson Hewitt Tax Service Inc. Jackson Hewitt Inc. (“JHI”) is a wholly-owned subsidiary of Jackson Hewitt Tax Service Inc. Jackson Hewitt Technology Services LLC is a wholly-owned subsidiary of JHI that supports the technology needs of the Company. Company-owned office operations are conducted by Tax Services of America, Inc. (“TSA”), which is a wholly-owned subsidiary of JHI. The Consolidated Financial Statements include the accounts and transactions of Jackson Hewitt and its subsidiaries.

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

The Company’s results of operations and cash flows for the period from May 1, 2004 through the Company’s IPO date, which are included in fiscal 2005, reflect the historical results of operations and cash flows of the business divested by Cendant in the Company’s IPO. As a result, the accompanying Consolidated Financial Statements may not necessarily reflect what the Company’s results of operations and cash flows would have been had Jackson Hewitt Tax Service Inc. been a stand-alone public company during this period. See “Note 9—Related Party Transactions,” for a more detailed description of the Company’s transactions with Cendant.

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

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

The Company’s comprehensive income is comprised of net income from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive income, net of tax, are as follows:

	Fiscal Year Ended April 30,
	2007	2006	2005
	(in thousands)
Net income	$65,380	$57,961	$49,951
Other comprehensive income, net of tax:
Change in fair value of derivatives (Note 12)	(585)	933	—

Comprehensive income	$64,795	$58,894	$49,951

Computation of earnings per share

Basic earnings per share is calculated as net income available to the Company’s common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income available to the Company’s common stockholders by an adjusted weighted average number of common shares outstanding during the year assuming conversion of potentially dilutive securities arising from stock options outstanding. Stock options outstanding as of April 30, 2007 of 40,225 were considered antidilutive due to their exercise prices being higher than the Company’s average stock price during the year and therefore were excluded from the computation of diluted earnings per share. No securities were considered antidilutive for fiscal 2006. Stock options outstanding as of April 30, 2005 of 12,000 were considered antidilutive.

2. RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income tax positions that the Company has taken or expects to take with respect to a tax refund. FIN No. 48 prescribes a more-likely-than-not threshold for recognition as well as measurement criteria for changes in such tax positions for financial statement purposes. In addition, FIN No. 48 also requires additional qualitative and quantitative disclosures on unrecognized tax benefits to be included in the notes to the consolidated financial statements. The Company adopted the provisions of FIN No. 48 beginning May 1, 2007. The adoption of FIN No. 48 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning May 1, 2008. The Company is currently assessing the potential impact on its Consolidated Financial Statements of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for the Company beginning May 1, 2008. The Company is currently assessing the potential impact on its Consolidated Financial Statements of adopting SFAS No. 159.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives and Hedging Activities

The Company has entered into interest rate swap and collar agreements. These agreements are designated as cash flow hedges for the purpose of mitigating the Company’s exposure to floating interest rates on certain portions of the Company’s debt. The use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for trading purposes is strictly prohibited. The Company’s hedge agreements have been recorded on the Consolidated Balance Sheets at their fair values. Changes in the fair values of the interest rate hedge agreements (i.e., gains and losses resulting from these hedges), to the extent that they remain highly effective, are recorded in stockholders’ equity as accumulated other comprehensive income (loss). The Company formally assesses (both at inception of the hedge and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Any hedge ineffectiveness is reclassified from equity to earnings when impacted. See “Note 12—Interest Rate Hedges” for a more detailed discussion of the Company’s derivative transactions.

Consolidation Policy

The Consolidated Financial Statements include the accounts and transactions of Jackson Hewitt Tax Service Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

In certain situations, the Company provides financial support in the form of loans evidenced by promissory notes or Development Advance Notes (“DANs”) to convert independent tax practices to the Jackson Hewitt brand as either a new franchisee or through the acquisition of the independent tax practice by an existing franchisee (“Conversion”). The Company believes that such financing results in the franchisee qualifying as a variable interest entity under the provisions of FASB Interpretation (“FIN”) No. 46 (Revised December 2003), a complete replacement of FIN No. 46, “Consolidation of Variable Interest Entities.” Based on its analyses, the Company has concluded that it is not the primary beneficiary under these franchise agreements and therefore does not consolidate the operations of such franchisees.

As of April 30, 2007, the Company’s maximum exposure to losses associated with such loans and development advance notes was $18.4 million, which represents the sum of the Company’s notes receivable, net and development advances, net included on the Consolidated Balance Sheet.

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

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible and long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The Company tests for impairment based on a comparison of the asset’s undiscounted cash flows to its carrying value and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

Cash and Cash Equivalents

The Company considers all highly liquid unrestricted investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Useful lives generally range from five to seven years for furniture, fixtures and equipment and from two to 15 years for leasehold improvements.

Major improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheet and any gain or loss is reflected in the Consolidated Statement of Operations.

Certain costs of software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three to ten years. These costs include payments made to third parties and the compensation of employees developing such software. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing software, are expensed as incurred. Unamortized costs were $25.8 million and $27.9 million as of April 30, 2007 and April 30, 2006, respectively.

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

Financial Product Fees: Under the financial product agreements with HSBC Taxpayer Financial Services Inc. (“HSBC”) and Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A. (“SBB&T”) that were executed in 2006, the Company earns financial product fees under such agreements during the tax season in the third and fourth fiscal quarters for providing access to its customers at Jackson Hewitt offices and supporting the technology needs of the program. The agreements with HSBC will expire on October 31, 2007. The agreements with SBB&T will expire on October 31, 2008.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to January 2006, the Company earned fixed fees from the financial institutions that provided the Company’s financial products for the facilitation of the sale of RALs and assisted refunds to customers throughout the Company’s network. The fixed fees that we earned from the financial institutions originated from a fee (typically $25.00) paid by the customer to the financial institution upon approval and funding of the respective financial products. The Company earned a portion of this fee depending upon the financial product facilitated, with the fees that the Company earned varying in amounts up to $14.55 per financial product. These financial products were offered pursuant to the Company’s contractual arrangements with financial institutions. The Company recognized revenues for the fixed fees received at the time the financial products were approved by the financial institution.

Additional financial products offered by the Company include the ipower® CashCard (a debit MasterCard® card) and Gold Guarantee product. Revenues from the Gold Guarantee product are earned ratably over the product’s 36-month life.

Other Financial Product Revenues: Beginning in January 2006, the Company no longer earns other financial product revenues related to RALs provided to customers.

SBB&T in 2005: The agreement with SBB&T in place for the 2005 tax season resulted in the following revenues: (i) a fee of $19.00 for each RAL facilitated by the Company’s network; (ii) a portion of RAL fees collected in 2005 tax season that were originated prior to January 2005; and (iii) a variable fee equal to 50% of the amount by which the net finance fees received by SBB&T exceeded uncollected loans by a threshold amount of at least 1.0% of the aggregate principal amount of RALs made by SBB&T to the Company’s customers whereby such revenues were earned by the Company in the first eight months of fiscal 2006.

Additionally, through December 2004 (in fiscal 2005), the Company earned revenues with respect to RALs provided by SBB&T in prior years.

HSBC in 2005: Other financial product revenues represented revenues the Company earned equal to a portion (ranging from 59% to 100%) of the difference between net finance fees paid by customers to HSBC and loan amounts that HSBC was unable to collect. These revenues were in addition to the fixed fees recorded in financial product fees earned from the facilitation of RALs. The finance fee was calculated as a percentage of the total loan amount (subject to a minimum and maximum fee). The finance fees were maintained by HSBC as a reserve against uncollected loans. Other financial product revenues were recognized only to the extent that the reserves maintained by HSBC exceeded the uncollected loans made by HSBC at the end of each reporting period.

Other Revenues: Other revenues include ancillary fees the Company earns from franchisees, including a $2.00 fee per tax return paid by franchisees for the processing of each electronically-transmitted tax return. The Company recognizes revenues from processing fees at the time the tax returns are filed. Other revenues also include revenues that the Company earns from the sale or transfer of our franchise territories. Such revenues are recognized when all material services or conditions relating to the sale have been performed, generally upon completion of a mandatory initial training program for new franchisees.

Service Revenues: Service revenues include only revenues earned at company-owned offices and primarily consist of fees that the Company earns directly from customers for the preparation of tax returns. Service revenues are recognized upon the completion of tax returns by the company-owned offices.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Expenses

Advertising costs are generally expensed in the period incurred. Advertising expenses, which are included as a component of marketing and advertising expenses, were $40.7 million, $36.1 million and $26.6 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. In addition, the Company had an accrued liability of $0.3 million and $4.1 million as of April 30, 2007 and April 30, 2006, respectively, related to its constructive obligation for marketing and advertising fees collected in excess of costs incurred.

Accounting for Leases

Total rent payments in an operating lease are recognized straight-line over the lease term, including any rent holiday period. Reimbursements for leasehold improvements are accounted for as a deferred rental liability and recognized as a reduction to rent expense over the term of the lease. Contingent payments based upon sales and future increases determined by inflation related indices cannot be estimated at the inception of the lease and accordingly, are charged to operations as incurred.

3. PROPERTY AND EQUIPMENT

	As of April 30,
	2007	2006
	(In thousands)
Computer software	$53,899	$48,921
Furniture, fixtures and equipment	17,534	14,148
Leasehold improvements	6,834	6,942
Software under development	143	605
Construction in progress	8	571

	78,418	71,187
Less accumulated depreciation and amortization	(43,224)	(35,379)

	$35,194	$35,808

Depreciation expense was $9.6 million, $8.9 million and $8.7 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The Company did not have any property and equipment under a capital lease as of April 30, 2007 and April 30, 2006, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2005	$336,767	$55,924	$392,691
Additions (Note 10)	—	1,933	1,933
Dispositions	—	(1,924)	(1,924)

Balance as of April 30, 2006	336,767	55,933	392,700
Additions (Note 10)	—	2,967	2,898
Purchase accounting adjustments (Note 15)	—	(2,459)	(2,390)

Balance as of April 30, 2007	$336,767	$56,441	$393,208

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets consisted of:

	As of April 30, 2007			As of April 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(14,394)	$1,658	$16,052	$(12,789)	$3,263
Customer relationships(b)	8,913	(6,778)	2,135	7,535	(5,713)	1,822

Total amortizable other intangible assets	$24,965	$(21,172)	3,793	$23,587	$(18,502)	5,085

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000

Total other intangible assets, net			$84,793			$86,085

(a)	Amortized over a period of ten years.
(b)	Amortized over a period of two to seven years.

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2005	$85,868	$1,766	$87,634
Additions (Note 10)	—	1,048	1,048
Dispositions	—	(62)	(62)
Amortization	(1,605)	(930)	(2,535)

Balance as of April 30, 2006	84,263	1,822	86,085
Additions (Note 10)	—	1,378	1,378
Amortization	(1,605)	(1,065)	(2,670)

Balance as of April 30, 2007	$82,658	$2,135	$84,793

Amortization expense relating to all intangible assets was as follows:

	Fiscal Year Ended April 30,
	2007	2006	2005
	(In thousands)
Franchise agreements	$1,605	$1,605	$1,605
Customer relationships	1,065	930	1,142

Total	$2,670	$2,535	$2,747

The Company generally uses the double-declining balance method for amortizing intangible assets-customer relationships, which results in lower amortization as intangible assets enter the later years of their amortizable lives.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated amortization expense related to other intangible assets for each of the fiscal years ended April 30 is as follows:

Amount
(In thousands)
2008	$1,907
2009	646
2010	484
2011	389
2012	235
2013 and thereafter	132

Total	$3,793

5. FRANCHISE AND COMPANY-OWNED OFFICES IN OPERATION

Offices:	2007	2006	2005
Franchise
Beginning balance	5,379	4,871	4,330
Additions	629	816	814
Disposals	(230)	(336)	(273))
Purchases from company-owned, net	—	28	—

Ending balance(1)	5,778	5,379	4,871

Company-owned
Beginning balance	643	613	605
Additions	104	105	69
Disposals	(24)	(47)	(61)
Sales to franchise operations, net	—	(28)	—

Ending balance	723	643	613

Consolidated
Beginning balance	6,022	5,484	4,935
Additions	733	921	883
Disposals	(254)	(383)	(334)

Ending balance(1)	6,501	6,022	5,484

(1)	Includes 214 offices that suspended operations as of April 9, 2007.

Initial franchise fees totaled $4.5 million, $4.4 million (excluding such fees for territory sales in fiscal 2006 to existing franchisees of selected company-owned office operations in Texas and Massachusetts) and $5.4 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, and are included in other revenues in the Consolidated Statements of Operations.

6. NOTES RECEIVABLE

The Company periodically finances a portion of the initial franchise fee associated with new territory sales under promissory notes receivable from franchisees up to $20,000. These notes accrue interest annually, ranging

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, the Company provided financing to franchisees for 101 and 102 storefront locations in fiscal 2007 and fiscal 2006, respectively, in loan amounts of up to $25,000. These notes are typically due over a period of less than 30 months.

	As of April 30,
	2007	2006
	(In thousands)
Notes receivable	$11,657	$10,173
Less allowance for uncollectible amounts	(1,112)	(1,890)

Notes receivable, net	10,545	8,283
Less current portion, net	(5,544)	(4,830)

Notes receivable, net—non-current	$5,001	$3,453

7. DEVELOPMENT ADVANCES

In certain situations, the Company provides financial support evidenced by DANs for Conversions. Assuming the Conversion meets certain performance standards, the DANs are forgiven ratably over a 10 year period consistent with a new 10 year term applying to the franchise agreement (executed in connection with issuance of the DANs). If performance standards as prescribed by the DANs are not met, then the DANs become due and payable by the franchisee. The performance standards consist of the Conversion achieving, during each of the 10 years of the franchisee agreement, (a) gross volume of at least 90% of the revenues earned and at least 90% number of tax returns prepared during the tax season immediately preceding the year of Conversion (“Base Year”), or (b) 100% of the revenues for the Base Year. The Company evaluates the respective franchisee’s performance standards and on a quarterly basis conducts an analysis of each franchisee’s financial performance and outstanding receivables to determine recoverability with respect to DANs. If it is determined that a portion of the DANs are uncollectible, an adjustment is made to an allowance account.

The DANs are reflected in other non-current assets on the Company’s Consolidated Balance Sheets and the Company amortizes the DANs ratably over the 10 year period in which the DANs are forgiven. Amortization of DANs and provision for uncollectible amounts in connection with DANs are included in cost of franchise operations in the Consolidated Statements of Operations.

	As of April 30,
	2007	2006
	(In thousands)
Unamortized development advances	$8,513	$7,861
Less allowance	(638)	(999)

Development advances, net	$7,875	$6,862

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of April 30,
	2007	2006
	(In thousands)
Accounts payable	$1,582	$325
Accrued payroll and related liabilities	10,524	16,844
Litigation settlement accruals	113	6,050
Accrued marketing and advertising	2,638	5,225
Accrued purchase price obligations	1,805	1,243
Outstanding checks in excess of funds on deposit	806	—
Other accrued liabilities	13,984	14,314

Total accounts payable and accrued liabilities	$31,452	$44,001

9. RELATED PARTY TRANSACTIONS

Special Dividend Paid to Cendant

Upon completion of the IPO in June 2004, the Company declared a special dividend to Cendant in the amount of $306.9 million (the “Special Dividend”). The $175.0 million cash portion of this Special Dividend was funded entirely from the net proceeds of five-year floating rate senior unsecured notes, as discussed more fully in “Note 11—Long-Term Debt and Credit Facilities.” The remaining $131.9 million represented the distribution of a receivable from Cendant.

The Company recorded the Special Dividend as reductions to retained earnings of $175.3 million and additional paid-in capital of $131.6 million. The amount by which retained earnings was reduced represents the accumulation of all earnings by the Company up to the Company’s IPO date at which time the Company began operating as a separate public company.

See “Note 15—Income Taxes” for additional detail on the adjustment to the Special Dividend recorded in fiscal 2006.

Allocation and Funding of Expenses

During the period from May 1, 2004 to the Company’s IPO date, which is included in fiscal 2005, the Company was allocated general corporate overhead expenses from Cendant for corporate-related functions as well as other expenses directly attributable to the Company. Cendant allocated corporate overhead to the Company based on a percentage of the Company’s forecasted revenues and allocated other expenses that directly benefited the Company based on the Company’s actual utilization of the services. Corporate expense allocations included executive management, finance, human resources, information technology, legal and real estate facility usage and were included in selling, general and administrative expenses in the Consolidated Statement of Operations. The Company believes the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Cendant to the Company were reasonable and were consistent with the amounts that would have been incurred if the Company had performed these functions as a stand-alone company.

No interest was charged by Cendant or received by the Company with respect to intercompany balances. Prior to the Company’s IPO, Cendant used cash swept from the Company’s bank accounts to fund these disbursements.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The major categories of intercompany activity between the Company and Cendant were as follows:

Period from May 1, 2004 to the Company’s IPO Date
(In thousands)
Due from Cendant as of April 30, 2004	$143,985

Corporate expense allocations	(750)
Payroll and related	(5,461)
Accounts payable funding	(12,878)
Income taxes	2,509
Cash sweeps	4,447

Subtotal	(12,133)

Special Dividend—Distribution of Due from Cendant	(131,852)

Due from Cendant as of the Company’s IPO date	$—

Transitional Agreement and Other Related Agreements

Upon completion of the Company’s IPO, the Company entered into a transitional agreement with Cendant to provide for an orderly transition to being an independent company and to govern the continuing arrangements between the Company and Cendant. The Company also entered into a sublease agreement for its corporate headquarters in Parsippany, New Jersey, which expired in September 2005, and a sublease assignment and assumption agreement for its technology facility in Sarasota, Florida, which expired in May 2006. The transitional agreement, under which Cendant generally provided the Company with various back-office services, also contained provisions relating to indemnification, tax sharing and tax indemnification, access to information and non-solicitation of employees. Under the transitional agreement, the cost of each transitional service was negotiated in the context of a parent-subsidiary relationship. Excluding rental costs, the Company incurred $1.4 million and $0.9 million of expenses related to such transitional and other related agreements with Cendant in fiscal 2006 and fiscal 2005, respectively, which is included in cost of franchise operations and selling, general and administrative. By April 30, 2006, the Company had substantially completed all transition arrangements with Cendant.

10. ACQUISITIONS

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

In fiscal 2007, the Company acquired five tax return preparation businesses for a total purchase price of $4.3 million, of which $2.5 million was paid at closings and $1.8 million was included in accounts payable and accrued liabilities on the Consolidated Balance Sheet as of April 30, 2007. Payment of certain accrued purchase price obligations includes the requirement that the acquired entities achieve specified revenue levels during the tax season.

In fiscal 2006, the Company acquired five tax return preparation businesses for a total purchase price of $2.7 million, of which $1.5 million was paid at respective closings and $1.2 million was included in accounts

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payable and accrued liabilities on the Consolidated Balance Sheet as of April 30, 2006. During fiscal 2007, such accrued purchase price obligations were paid.

In fiscal 2005, the Company paid $1.0 million to acquire four tax return preparation businesses. Additionally, under the fiscal 2005 acquisition agreements, the Company also paid consideration of $0.4 million in fiscal 2006 related to the achievement by the entities of specified revenue levels.

The Company’s acquisitions in fiscal 2007, fiscal 2006 and fiscal 2005 were not significant to the Company’s financial position, results of operations or cash flows either individually or in the aggregate. All goodwill associated with acquisitions in fiscal 2007, fiscal 2006 and fiscal 2005 was allocated to the company-owned office operations segment and is deductible for tax purposes.

11. LONG-TERM DEBT AND CREDIT FACILITIES

$450 Million Credit Facility

On October 6, 2006, the Company amended and restated its five-year unsecured credit facility (the “$450 Million Credit Facility”) to increase the borrowing capacity from $250 million to $450 million, extend the maturity date to October 2011, reduce the cost of debt and make a financial covenant less restrictive. Borrowings under the $450 Million Credit Facility are to be used to finance working capital needs, general corporate purposes, potential acquisitions and repurchases of the Company’s common stock.

The $450 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Eurodollar borrowings bear interest at the London Inter-Bank Offer Rate (“LIBOR”), as defined in the $450 Million Credit Facility, plus a credit spread as defined in the $450 Million Credit Facility, ranging from 0.50% to 0.75% per annum. Base Rate borrowings, as defined in the $450 Million Credit Facility, bear interest primarily at the Prime Rate, as defined in the $450 Million Credit Facility. The $450 Million Credit Facility carries an annual fee ranging from 0.10% to 0.15% of the unused portion of the $450 Million Credit Facility. The Company may also use the $450 Million Credit Facility to issue letters of credit for general corporate purposes. There was a $0.8 million letter of credit outstanding under the $450 Million Credit Facility as of April 30, 2007 as required under the Company’s lease agreement for its corporate headquarters in Parsippany, New Jersey, which was reduced to $0.5 million in May 2007 and will terminate in May 2008.

In connection with amending and restating the credit facility, the Company incurred an additional $0.6 million of financing fees, which were deferred and are being amortized to interest expense over the term of the $450 Million Credit Facility. Additionally, the Company incurred a non-cash charge of $0.1 million in fiscal 2007 related to the write-off of unamortized deferred financing costs in connection with amending and restating the credit facility.

The $450 Million Credit Facility contains the requirement that the Company meet certain financial covenants, such as a maximum consolidated leverage ratio of 3.0:1.0 and a minimum consolidated interest coverage ratio of 4.0:1.0. The consolidated leverage ratio is the ratio of consolidated debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), each as defined in the $450 Million Credit Facility. The consolidated interest coverage ratio is the ratio of consolidated EBITDA to consolidated interest expense, each as defined in the $450 Million Credit Facility.

The $450 Million Credit Facility contains various customary restrictive covenants that limit the Company’s ability to, among other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on the Company’s property; (iii) enter into a merger or similar transaction; (iv) sell or transfer property except in the ordinary course of business; and (v) make dividend and other restricted payments.

As of April 30, 2007, the Company is not aware of any instances of non-compliance with such financial or restrictive covenants.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Floating Rate Senior Unsecured Notes

On June 27, 2005, the Company repaid in full $175.0 million of five-year floating-rate senior unsecured notes (the “$175 Million Notes”). To repay the $175 Million Notes, the Company used cash provided by operations from the prior tax season of $76.0 million and borrowed $99.0 million under the $100.0 million five-year revolving credit facility (the “$100 Million Credit Facility”) discussed below.

The Company had issued the $175 Million Notes through a private placement on June 25, 2004 in connection with the Company’s IPO. The purpose of this issuance was to fund the cash portion of the Special Dividend paid to Cendant upon Cendant’s divestiture of its entire ownership in the Company. The $175 Million Notes accrued interest based on the three-month LIBOR plus 1.5%.

In connection with the issuance of the $175 Million Notes, the Company incurred $1.7 million of financing fees which were deferred and were being amortized to interest expense over the term of the $175 Million Notes. The Company incurred a non-cash charge of $1.4 million in fiscal 2006 related to the write-off of deferred financing costs associated with the repayment in June 2005 of the $175 Million Notes.

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

Average Cost of Debt

The Company’s average cost of debt was 6.2%, 5.5% and 4.2% in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

12. INTEREST RATE HEDGES

In August 2005, the Company entered into interest rate swap agreements with financial institutions to convert a notional amount of $50.0 million of floating-rate borrowings into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. Under these interest rate swap agreements, which became effective in October 2005, the Company receives a floating interest rate based on the three-month LIBOR (in arrears) and pays a fixed interest rate averaging 4.4%. In connection with extending the maturity date under the amended and restated credit facility, in October 2006 the Company entered into interest rate collar agreements to become effective after the interest rate swap agreements terminate. The interest rate collar agreements were entered into with financial institutions to limit the variability of expense/payments on $50.0 million of floating-rate borrowings during the period from July 2010 to October 2011 to a range of 5.5% (the cap) and 4.6% (the floor). These interest rate collar agreements were determined to be cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 149. As of April 30, 2007 and April 30, 2006, the aggregate fair value of the

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rate swap agreements was $0.6 million and $1.6 million, respectively, and was included in other non-current assets on the Consolidated Balance Sheets. As of April 30, 2007, the aggregate fair value of the interest rate collar agreements was a liability of $0.1 million and was included in other non-current liabilities on the Consolidated Balance Sheets. Since inception, no amounts have been recognized in the results of operations due to ineffectiveness of the interest rate hedges.

13. STOCK-BASED COMPENSATION AND RETIREMENT BENEFITS

Stock Options

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

Under the Amended and Restated Plan, stock options are granted, with the exception of certain stock options granted at the time of the Company’s IPO, with an exercise price equal to the market price of a share of common stock on the date of grant and have a contractual term of ten years. All stock options granted through April 30, 2007 vest based on four years of continuous service from the date of grant. Certain awards provide for accelerated vesting if there is a change in control (as defined in the Amended and Restated Plan). The Amended and Restated Plan includes nondiscretionary antidilution provisions in case of an equity restructuring.

On January 1, 2003, the Company had adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” in conjunction with Cendant’s adoption and the transitional provisions of SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure.” Additionally, on May 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123, superseded APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations and amended SFAS No. 95, “Statement of Cash Flows.” Upon adoption of SFAS No. 123R, the Company began recognizing stock-based compensation net of estimated forfeitures upon the issuance of the stock option. Previously, the Company recognized the related benefit upon forfeiture of the award for periods prior to fiscal 2007. The Company uses an estimated forfeiture rate based on its historical pre-vesting forfeiture data. Additionally, SFAS No. 123R requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. The Company’s Statements of Cash Flows reflects such presentation for all years presented.

The Company incurred stock-based compensation expense of $3.8 million (net of a $0.1 million cumulative effect adjustment related to forfeitures upon adopting SFAS No. 123R), $2.5 million and $1.4 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, in connection with the vesting of employee stock options. The associated future income tax benefit recognized was $1.5 million, $1.0 million and $0.5 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

The weighted average grant date fair value of the Jackson Hewitt stock options granted during fiscal 2007, fiscal 2006 and fiscal 2005 was $11.50, $6.41 and $6.04, respectively. The fair value of each option award was

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated on the date of grant using the Black-Scholes option-pricing model. For the expected holding period, the Company uses the method permitted under SEC SAB No. 107, “Share-Based Payment” to determine expected holding period and will continue to do so through December 31, 2007 at which point the Company will have accumulated a reasonably consistent history of exercised options since its IPO in order to make a more refined estimate. Expected volatility was based on the Company’s historical publicly-traded stock price. The risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expecting holding period of the award being valued.

The following table sets forth the weighted average assumptions used to determine compensation cost for stock options granted during fiscal 2007, fiscal 2006 and fiscal 2005:

	Fiscal Year Ended
	2007	2006	2005
Expected holding period (in years)	6.25	6.25	7.5
Expected volatility	32.0%	28.0%	31.3%
Dividend yield	1.5%	1.5%	1.6%
Risk-free interest rate	4.9%	3.9%	4.4%

The following table summarizes information about stock option activity for fiscal 2007, fiscal 2006 and fiscal 2005:

	Fiscal Year Ended April 30,
	2007		2006		2005
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Beginning balance	2,461,152	$17.68	1,947,683	$15.73	1,396,595	$16.06
Cancellation of Cendant stock options	—	—	—	—	(1,396,595)	$16.06
Converted stock options from Cendant stock options at the Company’s IPO date	—	$—	—	$—	903,935	$13.97
Granted	554,414	$32.76	821,270	$21.45	1,158,828	$17.08
Exercised	(225,828)	$15.60	(196,868)	$14.60	(33,447)	$12.61
Forfeited.	(11,336)	$17.03	(106,284)	$17.14	(78,201)	$17.00
Expired.	(891)	$17.00	(4,649)	$9.47	(3,432)	$13.50

Ending balance	2,777,511	$20.86	2,461,152	$17.68	1,947,683	$15.73

The aggregate intrinsic value under the Black-Scholes option-pricing model ascribed to the stock options exercised during fiscal 2007, fiscal 2006 and fiscal 2005 was $4.1 million, $2.1 million and $0.3 million, respectively.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information regarding the Company’s outstanding and exercisable stock options issued to the Company’s employees as of April 30, 2007:

	Outstanding Stock Options			Exercisable Stock Options
	Number of Stock Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
$0.01 to $6.98	3,952	3.7	$6.75	3,952	$6.75
$6.99 to $10.47	29,069	4.5	$9.22	29,069	$9.22
$10.48 to $13.96	316,969	4.0	$13.38	316,969	$13.38
$13.97 to $17.46	1,045,376	6.4	$16.72	581,758	$16.50
$17.47 to $20.95	629,125	8.1	$20.43	150,593	$20.40
$20.96 to $24.44	12,000	7.6	$22.89	6,000	$22.89
$24.45 to $27.93	186,606	8.2	$24.85	46,651	$24.85
$27.94 to $34.91	554,414	9.1	$32.76	—	$—

	2,777,511	7.1	$20.86	1,134,992	$16.30

Outstanding stock options as of April 30, 2007 had an aggregate intrinsic value of $18.7 million. Exercisable stock options as of April 30, 2007 had an aggregate intrinsic value of $12.8 million and an average remaining contractual life of 5.6 years. There were 2,695,385 outstanding stock options vested or expected to vest as of April 30, 2007 with a weighted average exercise price of $20.76. Such outstanding stock options had an aggregate intrinsic value of $18.4 million and an average remaining contractual life of 7.1 years. The aggregate intrinsic values discussed in this section represent the total pre-tax intrinsic value, based on the Company’s stock price as of April 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. All exercisable stock options as of April 30, 2007 were in-the-money.

The following table summarizes the changes in the Company’s non-vested stock options for the fiscal year ended April 30, 2007:

	Number of Stock Options	Weighted Average Grant Date Fair Value Per Share
Non-vested as of April 30, 2006	1,546,019	$6.24
Granted	554,414	$11.50
Vested	(446,578)	$6.21
Forfeited	(11,336)	$6.01

Non-vested as of April 30, 2007	1,642,519	$8.02

As of April 30, 2007, there was $8.1 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.5 years. The total fair value of stock options vested during fiscal 2007 and fiscal 2006 was $2.8 million and $1.5 million, respectively. No stock options vested from the date of the Company’s IPO through April 30, 2005.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

The Company incurred stock-based compensation expense of $0.3 million, $0.3 million and $0.5 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, in connection with the issuance of fully vested and non-forfeitable RSUs to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services. In fiscal 2007, the Company granted 9,333 RSUs with a weighted average grant price of $32.76. In fiscal 2006, the Company granted 10,880 RSUs with a weighted average grant price of $26.18. In fiscal 2005, the Company granted 25,636 RSUs with a weighted average grant price of $18.17. As of April 30, 2007, there were 45,849 RSUs outstanding with a weighted average grant price of $23.03. For additional information related to Cendant RSUs that were cancelled and converted into Jackson Hewitt common stock in connection with the Company’s IPO, see “Exchange Transaction” below.

Exchange Transaction (Fiscal 2005)

Prior to the Company’s IPO, certain employees of the Company were granted stock options and RSUs under Cendant’s stock-based compensation plans. In connection with the Company’s IPO and pursuant to the consent of each holder, the Company issued to employees 903,935 vested stock options and 100,880 shares of common stock in exchange for their Cendant stock options and RSUs, respectively. The exchange transaction was structured to provide the same relative value to employees as the Cendant awards held by such employees prior to the Company’s IPO. As a result of the exchange transaction, the Company incurred stock-based compensation of $4.5 million in fiscal 2005, which is included in selling, general and administrative expenses in the Consolidated Statement of Operations. Included in the $4.5 million charge was a $1.9 million charge related to the issuance to employees of vested stock options to purchase shares of Jackson Hewitt common stock in exchange for their Cendant stock options. Additionally, Cendant RSUs held by the Company’s employees were cancelled and converted into Jackson Hewitt common stock that resulted in $2.6 million of stock-based compensation expense, of which $1.0 million represented the value of shares withheld to satisfy the employees’ income and payroll tax obligations.

Employee Stock Purchase Plan

The Company has authorized a stock purchase plan under which eligible employees have the ability to purchase shares of the Company’s common stock at 95% of market value. No common stock has been offered for purchase under this plan as of April 30, 2007.

Defined Contribution Plan

The Company’s full-time and part-time benefit eligible employees may participate in a 401(k) defined contribution plan sponsored by the Company. The plan allows employees to contribute a portion of their compensation on a pre-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The charge for the Company’s matching contribution for the plan was $1.4 million, $1.3 million and $1.0 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SHARE REPURCHASE PROGRAMS

In fiscal 2007, the Company repurchased 4,415,348 shares of its common stock totaling $142.3 million, including commissions, under two separately authorized share repurchase programs, as described below.

•

In September 2006, the Company completed a $75.0 million share repurchase program that had been authorized by the Company’s Board of Directors on May 31, 2006. In fiscal 2007, the Company repurchased 2,320,759 shares of its common stock under this program; and

•

On October 12, 2006, the Company’s Board of Directors authorized a $200.0 million multi-year share repurchase program. The Company has repurchased 2,094, 589 shares of its common stock totaling $67.3 million, including commissions, under this program through April 30, 2007.

In fiscal 2006, the Company repurchased 2,538,197 shares of its common stock totaling $61.3 million, including commissions, under two separately authorized share repurchase programs.

The Company uses the cost method to account for share repurchases, which to date have been made in the open market. None of the Company’s repurchased shares have been retired as of April 30, 2007.

15. INCOME TAXES

The Company files a consolidated federal income tax return and combined or separate state income tax returns in each state taxing jurisdiction. For the period ending up to the date of the Company’s IPO in June 2004, the Company was included in the consolidated federal income tax return, and combined state income tax returns as a member of Cendant’s consolidated group. For the period reported while a member of Cendant’s consolidated group, the provision for income taxes was computed as if the Company filed it’s federal and state tax returns on a stand-alone basis for the entire year.

The provision for income taxes consists of the following:

	Fiscal Year Ended April 30,
	2007	2006	2005
	(In thousands)
Current
Federal	$35,672	$34,647	$16,931
State	6,365	7,183	3,976

Total current tax provision	42,037	41,830	20,907
Deferred
Federal	88	(2,226)	10,190
State	21	(1,080)	1,108

Total deferred tax provision	109	(3,306)	11,298

Total provision for income taxes	$42,146	$38,524	$32,205

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities consist of:

	As of April 30,
	2007	2006
	(In thousands)
Current deferred income tax assets
Accrued liabilities and deferred revenues	$5,140	$6,793
Provision for doubtful accounts	858	947

Total current deferred income tax assets	5,998	7,740

Current deferred income tax liabilities
Prepaid expenses	4,065	3,157

Total current deferred income tax liabilities	4,065	3,157

Current net deferred income tax asset	$1,933	$4,583

Non-current deferred income tax assets
Accrued liabilities and deferred revenues	$4,547	$7,023
Stock-based compensation	3,431	2,065
Provision for doubtful accounts	354	676
Net operating loss carryforwards	1,112	1,112
Valuation allowance	(1,112)	(1,112)

Total non-current deferred income tax assets	8,332	9,764

Non-current deferred income tax liabilities
Depreciation and amortization	36,697	42,855
Prepaid expenses	2,609	2,813
Derivative instruments	232	622

Total non-current deferred income tax liabilities	39,538	46,290

Non-current net deferred income tax liability	$31,206	$36,526

The valuation allowance of $1.1 million as of April 30, 2007 relates to deferred tax assets for state net operating loss carryforwards that were acquired in connection with acquisition of TSA in fiscal 2002. The valuation allowance will be adjusted to goodwill when, and if, the Company determines that the deferred income tax assets are more likely than not to be realized based upon existing state tax laws. In fiscal 2007, the Company recorded a reduction to goodwill of $2.4 million as a purchase accounting adjustment to establish a deferred tax asset related to the acquisition of TSA.

The Company’s effective income tax rate differs from the federal statutory rate as follows:

	Fiscal Year Ended April 30,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	3.9	4.1	4.0
Other	0.3	0.8	0.2

Company’s effective income tax rate	39.2%	39.9%	39.2%

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the Company’s IPO, employees of the Company who held Cendant stock options were provided with the option of retaining their Cendant stock options or converting their Cendant stock options to Company stock options. Those employees who chose to retain their Cendant stock options were allowed up to one year following the Company’s IPO to exercise such Cendant stock options. As a result of such exercises, the Company recorded a tax benefit of $1.6 million in fiscal 2006, which was recorded as an increase to APIC.

16. FINANCIAL INSTRUMENTS

Credit Risk and Exposure

The Company invests its excess cash in deposits with high quality institutions. As of April 30, 2007, the Company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The Company had not incurred any credit risk losses related to those investments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts and notes receivable and development advance notes with its franchisees. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. As of April 30, 2007, there were no significant concentrations of credit risk with any individual franchisee or groups of franchisees. Concentrations of credit risk associated with receivables are considered minimal due to the Company’s diverse customer base. The Company maintains a provision of potential credit losses based on expected collectibility of all receivables, which the Company believes is adequate for its credit loss exposure. The Company does not normally require collateral or other security to support credit sales.

Accounts receivable due from SBB&T was $0.4 million as of April 30, 2007. The Company considers SBB&T credit worthy and the Company has not historically had any credit losses in connection with related receivables. There were no outstanding receivables from HSBC as of April 30, 2007.

Fair Value

The estimated fair value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate their respective carrying amounts contained on the Consolidated Balance Sheets due to the short-term maturities of these assets and liabilities. The fair value of notes receivable is determined based on the net present value of estimated payments to be received over the life of the note. The carrying amount and estimated fair value for notes receivable was $10.5 million and $11.2 million, respectively, as of April 30, 2007; and $8.3 million and $9.2 million, respectively, as of April 30, 2006. The estimated fair value of DANs approximates its carrying amount as DANs are carried on the Consolidated Balance Sheet net of both amortization and provision for uncollectible amounts. The estimated fair value of long-term debt approximated its carrying amount as of April 30, 2007 as the interest rate on the long-term debt, excluding the $50.0 million of hedged borrowings whereby the interest rate is fixed, was variable and adjusted to market every three months.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. SEGMENT INFORMATION

The Company manages and evaluates the operating results of the business in two segments:

•

Franchise operations—This segment consists of the operations of the Company’s franchise business, including royalty and marketing and advertising revenues, financial product fees and other revenues; and

•	Company-owned office operations—This segment consists of the operations of the company-owned offices for which the Company recognizes service revenues primarily for the preparation of tax returns.

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

	Franchise Operations	Company-Owned Office Operations	Corporate and Other(a)	Total
	(In thousands)
Fiscal year ended April 30, 2007
Total revenues	$213,006	$80,190	$—	$293,196

Expenses:
Cost of operations	33,435	51,706	—	85,141
Marketing and advertising	37,159	7,088	—	44,247
Selling, general and administrative	3,945	3,395	28,452	35,792
Depreciation and amortization	9,408	2,858	—	12,266

Total expenses	83,947	65,047	28,452	177,446

Income (loss) from operations	$129,059	$15,143	$(28,452)	$115,750

Income (loss) before income taxes	$130,411	$15,143	$(38,028)	$107,526

Total assets	$457,157	$115,528	$856	$573,541

Capital expenditures	$6,628	$2,321	$—	$8,949

	Franchise Operations	Company-Owned Office Operations	Corporate and Other(a)	Total
	(In thousands)
Fiscal year ended April 30, 2006
Total revenues	$203,881	$71,529	$—	$275,410

Expenses:
Cost of operations	31,179	47,084	—	78,263
Marketing and advertising	34,691	6,286	—	40,977
Selling, general and administrative	3,448	3,623	32,652	39,723
Depreciation and amortization	8,706	2,722	—	11,428

Total expenses	78,024	59,715	32,652	170,391

Income (loss) from operations	$125,857	$11,814	$(32,652)	$105,019

Income (loss) before income taxes	$126,978	$12,334	$(42,827)	$96,485

Total assets	$510,054	$77,460	$568	$588,082

Capital expenditures	$8,170	$2,544	$—	$10,714

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Franchise Operations	Company-Owned Office Operations	Corporate and Other(a)	Total
	(In thousands)
Fiscal year ended April 30, 2005
Total revenues	$169,466	$63,021	$—	$232,487

Expenses:
Cost of operations	27,426	42,928	—	70,354
Marketing and advertising	27,416	5,550	—	32,966
Selling, general and administrative	4,130	3,554	22,713	30,397
Depreciation and amortization	7,645	3,753	—	11,398

Total expenses	66,617	55,785	22,713	145,115

Income (loss) from operations	$102,849	$7,236	$(22,713)	$87,372

Income (loss) before income taxes	$103,878	$7,261	$(28,983)	$82,156

Total assets	$594,447	$77,853	$2,789	$675,089

Capital expenditures	$3,471	$1,448	$—	$4,919

(a)	Corporate and other expenses include unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as stock-based compensation. Total assets represent unallocated common assets supporting both segments.

Revenues earned under agreements with SBB&T and HSBC represent approximately 32%, 35% and 41% of revenues included in the Franchise Operations segment in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

18. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is committed to making rental payments under non-cancelable operating leases covering primarily various facilities with the Company’s commitments expiring at various dates through 2014. Most leases require the Company to pay property taxes, maintenance, insurance and related costs.

Future minimum lease payments required under non-cancelable operating leases are as follows:

Fiscal Year	Amount
(In thousands)
2008	$11,382
2009	7,900
2010	4,606
2011	2,758
2012	2,351
2013 and thereafter	2,169

Total	$31,166

Rental expense is included in selling, general and administrative expense and cost of company-owned office operations in the Consolidated Statements of Operations. Certain leases also contain rent escalation clauses that require additional rental amounts in later years of the term. Rental expense for leases with escalation clauses is recognized on a straight-line basis over the non-cancelable lease term. Rental expense was $12.5 million, $11.9 million and $10.8 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees

As of April 30, 2007, the Company had outstanding an $0.8 million irrevocable letter of credit under the $450 Million Credit Facility as required under the Company’s lease agreement for its corporate headquarters in Parsippany, New Jersey, which was reduced to $0.5 million in May 2007 and will terminate in May 2008.

The Company is required to provide various types of surety bonds, such as tax preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations to third parties. These bonds vary in duration although most are issued and outstanding from one to two years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $2.1 million as of April 30, 2007. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company, through TSA, provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require it in certain circumstances to pay penalties and interest assessed by a taxing authority. The Company recognized a liability of $0.1 million as of April 30, 2007 and April 30, 2006 for the fair value of the obligation undertaken in issuing the guarantee. Such liability was included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

The transitional agreement with Cendant provides that the Company continues to indemnify Cendant and its affiliates against potential losses based on, arising out of or resulting from, among other things, claims by third parties relating to the ownership or the operation of the Company’s assets or properties and the operation or conduct of the Company’s business, whether in the past or future, including any currently pending litigation against Cendant and any claims arising out of or relating to the Company’s IPO. Additionally, the transitional agreement provides that the Company is responsible for the respective tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries relating to all taxable periods. Accordingly, the Company is required to indemnify Cendant and its subsidiaries against any such tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries. While there have not been any indemnification claims against the Company under these arrangements since the Company’s IPO, the Company could be obligated to make payments in the future.

The Company routinely enters into contracts that include indemnification provisions that serve to protect the contracting parties from losses such parties suffer as a result of acts or omissions of the Company and/or its affiliates, including in particular indemnity obligations relating to (a) tax, legal and other risks related to the purchase of businesses or the provision of services; (b) indemnification of the Company’s directors and officers; (c) indemnities of various lessors in connection with facility leases for certain claims arising from such facility or lease; and (d) third-party claims, including those from franchisees, relating to various arrangements in the normal course of business. There is no stated maximum payment related to these indemnities, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against the Company and the ultimate liability related to any such claims, if any, is difficult to predict. While there have not been any indemnification claims by the Company under these arrangements in the past, there can be no assurance that the Company will not be obligated to make payments in the future.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

On March 18, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against Santa Barbara Bank & Trust (“SBB&T”) and the Company in the Superior Court of California (Santa Barbara, following a transfer from San Francisco) seeking declaratory relief in connection with the provision of RALs, as to the lawfulness of the practice of cross-lender debt collection, as to the validity of SBB&T’s cross-lender debt collection provision and as to whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent, and seeking injunctive relief, restitution, disgorgement, compensatory damages, statutory damages, punitive damages, attorneys’ fees, and expenses. The Company is a party in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T. The trial court granted a motion for judgment on the pleadings by SBB&T and third-party bank defendants on federal preemption grounds, and stayed all other proceedings pending appeal. The California Court of Appeal reversed the trial court’s preemption decision. The California Supreme Court denied review. SBB&T and third-party banks moved in the California Court of Appeal to stay remittitur pending certiorari to the United States Supreme Court. On June 4, 2007, the United States Supreme Court denied certiorari, and the purported class action suit is proceeding in the trial court. A class certification hearing has been tentatively scheduled for October 3, 2007. The Company believes it has meritorious defenses and is contesting this matter vigorously. On December 18, 2003, Ms. Hood also filed a separate suit against the Company in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. The allegations of negligence, breach of fiduciary duty, and violation of certain Ohio law relate to the same set of facts as the California action. Plaintiff seeks equitable and declaratory relief, damages, attorneys’ fees, and expenses. The case is in its discovery and pretrial stage. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On September 26, 2006, Willie Brown brought a purported class action complaint against the Company in the Ohio Court of Common Pleas, Cuyahoga County, on behalf of Ohio customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Ohio’s Credit Services Organization Act, and for alleged unfair and deceptive acts in violation of Ohio’s Consumer Sales Practices Act, and seeking damages and injunctive relief. On October 30, 2006, the Company filed a notice removing the complaint to the United States District Court for the Northern District of Ohio, Eastern Division. On November 6, 2006, the Company filed a motion to dismiss, and a motion to stay proceedings and to compel arbitration. On December 8, 2006, plaintiff filed a motion to remand the case to the Ohio Court of Common Pleas, Cuyahoga County, which the Company opposed on January 16, 2007. On February 27, 2007 the Court entered an order remanding the case to the Cuyahoga County Court of Common Pleas, without ruling on the other pending motions. On March 6, 2007, the Company filed for permission to appeal the remand decision with the United States Court of Appeals for the Sixth Circuit. A decision by the court is currently pending. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On October 30, 2006, Linda Hunter brought a purported class action complaint against the Company in the United States District Court, Southern District of West Virginia, on behalf of West Virginia customers who obtained RALs facilitated by the Company, seeking damages for an alleged breach of fiduciary duty, for breach of West Virginia’s Credit Service Organization Act, for breach of contract, and for unfair or deceptive acts or practices in connection with the Company’s RAL facilitation activities. On November 22, 2006, the Company filed a motion to dismiss. A decision by the Court is currently pending, and during such time the case is in its discovery stage. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On April 20, 2007, Brent Wooley brought a purported class action complaint against the Company and certain unknown franchisees in the United States District Court, Northern District of Illinois, on behalf of customers who obtained tax return preparation services that allegedly included false deductions without support by the customer that resulted in penalties being assessed by the IRS against the taxpayer for violations of the

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Illinois Consumer Fraud and Deceptive Practices Act, and the Racketeer and Corrupt Organizations Act, seeking compensatory and punitive damages, restitution, and attorneys’ fees. The alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act relate to representations regarding tax return preparation and Gold Guarantee coverage and denial of Gold Guarantee claims. On June 20, 2007, the Company agreed to plaintiff’s request to permit him to file an Amended Complaint in exchange for extending the deadline for filing a motion to dismiss the Amended Complaint to July 31, 2007. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On June 22, 2007, James Chapman brought a purported class action complaint against Jackson Hewitt Inc. and certain unknown franchisees in the United States District Court, District of New Jersey, on behalf of customers whose returns were deemed improper by the IRS and then were denied Gold Guarantee claims for violations of the New Jersey Consumer Fraud Act and the Racketeering and Corrupt Organizations Act as well as breach of contract and unjust enrichment. The Company has not yet been served with the complaint. The Company believes it has meritorious defenses and, if served, intends to contest this matter vigorously.

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

19. SUPPLEMENTARY DATA: SELECTED CONSOLIDATED QUARTERLY DATA (UNAUDITED)

The following table presents the Company’s unaudited consolidated statements of operations data for each of the eight quarters in the two-year period ended April 30, 2007. In the Company’s opinion, this information has been presented on the same basis as the audited Consolidated Financial Statements beginning on page 45 of this Annual Report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited Consolidated Financial Statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. The Company expects the quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in “Part I. Item 1A.—Risk Factors.”

	Fiscal Year 2007 Quarter Ended
	April 30, 2007	January 31, 2007(2)	October 31, 2006	July 31, 2006
	(In thousands, except per share amounts)
Revenues	$166,734	$114,446	$6,155	$5,861

Income (loss) from operations	$110,673	$48,780	$(23,435)	$(20,268)

Net income (loss)	$66,001	$27,538	$(15,489)	$(12,670)

Earnings (loss) per share:
Basic	$2.07	$0.84	$(0.46)	$(0.36)

Diluted	$2.03	$0.83	$(0.46)	$(0.36)

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year 2006 Quarter Ended
	April 30, 2006	January 31, 2006(2)	October 31, 2005	July 31, 2005(1)
	(In thousands, except per share amounts)
Revenues	$165,122	$95,155	$9,026	$6,107

Income (loss) from operations	$97,678	$42,212	$(17,108)	$(17,763)

Net income (loss)	$57,989	$24,467	$(11,288)	$(13,207)

Earnings (loss) per share:
Basic	$1.64	$0.69	$(0.31)	$(0.35)

Diluted	$1.62	$0.69	$(0.31)	$(0.35)

(1)	The Company incurred a non-cash charge of $2.7 million associated with the repayment of the $175 Million Notes and the termination of the Company’s $100 Million Credit Facility.
(2)	The Company incurred litigation related expenses of $1.9 million in the three months ended January 31, 2007 and $3.5 million in the three months ended January 31, 2006.

The accumulation of four quarters in fiscal years 2007 and 2006 for earnings (loss) per share may not equal the related per share amounts for the years ended April 30, 2007 and 2006 due to the timing of the exercise of stock options and the antidilutive effect of stock options.

20. SUBSEQUENT EVENT

Declaration of Dividend

On May 30, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share of common stock, payable on July 13, 2007, to common stockholders of record on June 28, 2007.

SCHEDULE II

JACKSON HEWITT TAX SERVICE INC.

VALUATION AND QUALIFYING ACCOUNTS

	Fiscal Year Ended April 30,
	2007	2006	2005
	(in thousands)
Valuation and Qualifying Accounts Allowance for Doubtful Accounts(1):
Balance at beginning of fiscal year	$4,057	$4,715	$4,672
Charged to expenses	2,533	2,840	3,081
Deductions	(3,561)	(3,498)	(3,038)

Balance at end of fiscal year	$3,029	$4,057	$4,715

Deferred Tax Asset Valuation Allowance:
Balance at beginning of fiscal year	$1,112	$1,112	$1,112
Charged to expenses	—	—	—
Deductions	—	—	—

Balance at end of fiscal year	$1,112	$1,112	$1,112

(1)	Represents aggregate allowance for doubtful accounts related to accounts receivable, notes receivable and development advances.

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

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm set forth in “Part II. Item 8—Financial Statements and Supplementary Data” beginning on page 45 are incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting.

During the fourth quarter of fiscal 2007, there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

There is no other information to be disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained in our Proxy Statement under the sections titled “Board of Directors and Corporate Governance—General”, “Executive Officers”, “Board of Directors and Corporate Governance-Biographical Information for the Nominees and Continuing Directors”, “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance—Committees of the Board—Audit Committee” is incorporated herein by reference in response to this item.

We have adopted a Code of Conduct that applies to all of our officers and employees, including our principal executive and principal financial officers. We have also adopted a Code of Conduct for Directors that applies to all of our directors. You can find each of these Codes in the “Investor Relations—Corporate Governance” section of our website at www.jacksonhewitt.com. We will post on our website any amendments to these Codes, as well as any waivers that are required to be disclosed by the rules of either the SEC or the NYSE. You can also obtain a printed copy of the codes without charge by writing to our Corporate Secretary at Jackson Hewitt Tax Service Inc., 3 Sylvan Way, Parsippany, NJ 07054.

ITEM 11. EXECUTIVE COMPENSATION.

The information contained in our Proxy Statement under the sections titled “Executive Compensation” and “Board of Directors and Corporate Governance—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in our Proxy Statement under the section titled “Security Ownership of Certain Beneficial Owners and Management—Security Ownership Table” is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

The following table provides information about shares of common stock that may be issued upon the exercise of stock options and in connection with outstanding RSUs under all of our existing equity compensation plans as of April 30, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options and in Connection with Outstanding RSUs(1)	Weighted-Average Exercise Price of Outstanding Stock Options (Excludes RSUs) ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by our stockholders(2)	2,823,360	20.86	3,106,914

(1)	Excludes 569,726 shares of common stock previously issued under our Amended and Restated 2004 Equity and Incentive Plan, as may be amended from time to time, including, options for common stock that have been exercised, restricted stock and, in connection with our IPO, the issuance of common stock to employees in exchange for their Cendant RSUs.
(2)	Includes options and other awards granted under our Amended and Restated 2004 Equity and Incentive Plan, as may be amended from time to time, and our Non-Employee Directors Deferred Compensation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained in our Proxy Statement under the sections titled “Board of Directors and Corporate Governance—Related Person Transactions” and “Board of Directors and Corporate Governance—Function and Meetings of the Board of Directors—Statement on Corporate Governance—Director Independence” are incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information contained in our Proxy Statement under the section titled “Ratification of Appointment of Auditors” is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements. The index to the Consolidated Financial Statements is found on page 45 of this

Report.

(2) Financial Statement Schedule. Financial Statement Schedule II is found on page 79 of this Report.

(3) Exhibits. The list of exhibits set forth on the Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2007.

JACKSON HEWITT TAX SERVICE INC.

By:	/s/ MICHAEL D. LISTER
Michael D. Lister Chief Executive Officer (Principal Executive Officer)

By:	/s/ MARK L. HEIMBOUCH
Mark L. Heimbouch Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 29, 2007.

Signature	Title

/s/ MICHAEL D. LISTER Michael D. Lister	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ MARK L. HEIMBOUCH Mark L. Heimbouch	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ ULYSSES L. BRIDGEMAN, JR.	Director
Ulysses L. Bridgeman, Jr.

/s/ RODMAN L. DRAKE	Director
Rodman L. Drake

/s/ MARGARET MILNER RICHARDSON	Director
Margaret Milner Richardson

/s/ LOUIS P. SALVATORE	Director
Louis P. Salvatore

/s/ JAMES C. SPIRA	Director
James C. Spira

Exhibit Index

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference.

3.2	Amended and Restated By-Laws of Jackson Hewitt Tax Service Inc., dated May 26, 2005, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005, file number 1-32215, is incorporated herein by reference.

4.1	Form of Common Stock Certificate filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2006, file number 1-32215, is incorporated herein by reference.

4.2	Rights Agreement between Jackson Hewitt Tax Service Inc. and American Stock Transfer and Trust Company (as successor Rights Agent to The Bank of New York), dated June 24, 2004, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference, as modified by Exhibit 10.25.

10.1	Transitional Agreement among Cendant Corporation, Cendant Operations, Inc. and Jackson Hewitt Tax Service Inc., dated June 25, 2004, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference.

10.2	Form of Franchise Agreement, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005, file number 1-32215, is incorporated herein by reference.

10.3*	Employee Stock Purchase Plan, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.

10.4*	Non-employee Directors Deferred Compensation Plan, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.

10.5	Lease Agreement dated as of May 1, 2005 by and between Dun & Bradstreet, Inc. and Jackson Hewitt Tax Service Inc, filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K dated May 5, 2005, file number 1-32215, is incorporated herein by reference.

10.6*	Restriction on Sale Agreement dated July 13, 2005 between Jackson Hewitt Tax Service Inc. and Michael D. Lister, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005, file number 1-32215, is incorporated herein by reference.

10.7	Gateway Building D Office Lease, made as of November 17, 2005, between Sarasota Gateway Building D, LLLP and Jackson Hewitt Inc., filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2005, file number 1-32215, is incorporated herein by reference.

10.8**	Program Agreement, dated February 24, 2006, between Jackson Hewitt Inc., HSBC Taxpayer Financial Services Inc. and Beneficial Franchise Company, Inc., filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006, file number 1-32215, is incorporated herein by reference.

10.9**	Technology Services Agreement, dated February 24, 2006, between Jackson Hewitt Technology Services Inc. and HSBC Taxpayer Financial Services Inc., filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006, file number 1-32215, is incorporated herein by reference.

Exhibit No.	Description of Document

10.10**	Program Agreement, dated as of February 24, 2006, by and between Jackson Hewitt Inc. and Santa Barbara Bank & Trust, filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006, file number 1-32215, is incorporated herein by reference.

10.11**	Technology Services Agreement, dated February 24, 2006, by and between Jackson Hewitt Technology Services Inc. and Santa Barbara Bank & Trust, filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006, file number 1-32215, is incorporated herein by reference.

10.12	Leasing Operations Supplier Agreement (Products and/or Services), dated April 10, 2006, between Wal*Mart Stores, Inc. and Jackson Hewitt Inc., filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2006, file number 1-32215, is incorporated herein by reference.

10.13	Letter Agreement, dated May 11, 2006, by and between Jackson Hewitt Tax Service Inc. and American Stock Transfer and Trust Company, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2006, file number 1-32215, is incorporated herein by reference.

10.14*	Employment Agreement between Jackson Hewitt Tax Service Inc. and Michael D. Lister, effective as of July 20, 2006, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006, file number 1-32215, is incorporated herein by reference.

10.15*	Employment Agreement between Jackson Hewitt Tax Service Inc. and Mark L. Heimbouch, effective as of July 20, 2006, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006, file number 1-32215, is incorporated herein by reference.

10.16*	Employment Agreement between Jackson Hewitt Tax Service Inc. and Steven L. Barnett, effective as of July 20, 2006, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006, file number 1-32215, is incorporated herein by reference.

10.17*	Employment Agreement between Jackson Hewitt Tax Service Inc. and Michael C. Yerington, effective as of August 8, 2006, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006, file number 1-32215, is incorporated herein by reference.

10.18*	Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 22, 2006, file number 1-32215, is incorporated herein by reference.

10.19*	Jackson Hewitt Tax Service Inc. Amended and Restated Nonqualified Deferred Compensation Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 22, 2006, file number 1-32215, is incorporated herein by reference.

10.20	Amended and Restated Credit Agreement among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc. and Hewfant, Inc., as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as co-Syndication Agents, JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as co- Documentation Agents, and Wachovia Capital Markets, LLC, as Sole Lead Arranger and Sole Book Runner, dated as of October 6, 2006, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006, file number 1-32215, is incorporated herein by reference.

Exhibit No.	Description of Document

10.21*	Form of Executive Officer Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan
**	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.