Form 10-Q
period 2007-07-31
JACKSON HEWITT TAX SERVICE INC
filed 2007-09-06
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2007

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

The number of shares outstanding of the registrant’s common stock was 30,153,295 (net of 8,014,345 shares held in treasury) as of July 31, 2007.

JACKSON HEWITT TAX SERVICE INC.

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of
	July 31, 2007	April 30, 2007
Assets
Current assets:
Cash and cash equivalents	$460	$1,693
Accounts receivable, net of allowance for doubtful accounts of $2,104 and $1,279, respectively	5,264	17,519
Notes receivable, net	5,943	5,544
Prepaid expenses and other	10,282	11,421
Deferred income taxes	2,235	1,933

Total current assets	24,184	38,110

Property and equipment, net	33,228	35,194
Goodwill	393,249	393,208
Other intangible assets, net	84,155	84,793
Notes receivable, net	5,526	5,001
Other non-current assets, net	17,523	17,235

Total assets	$557,865	$573,541

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$16,140	$31,452
Income taxes payable	35,689	58,905
Deferred revenues	9,329	10,038

Total current liabilities	61,158	100,395

Long-term debt	210,000	127,000
Deferred income taxes	30,911	31,206
Other non-current liabilities	9,427	11,450

Total liabilities	311,496	270,051

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, par value $0.01; Authorized: 200,000,000 shares;
Issued: 38,167,640 and 38,069,726 shares, respectively	382	381
Additional paid-in capital	362,599	359,469
Retained earnings	116,498	146,962
Accumulated other comprehensive income	557	348
Less: Treasury stock, at cost: 8,014,345 and 6,953,545 shares, respectively	(233,667)	(203,670)

Total stockholders’ equity	246,369	303,490

Total liabilities and stockholders’ equity	$557,865	$573,541

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended July 31,
	2007	2006
Revenues
Franchise operations revenues:
Royalty	$658	$623
Marketing and advertising	275	280
Financial product fees	2,746	2,218
Other	1,733	2,335
Service revenues from company-owned office operations	508	405

Total revenues	5,920	5,861

Expenses
Cost of franchise operations	9,386	7,960
Marketing and advertising	4,140	2,834
Cost of company-owned office operations	5,617	4,792
Selling, general and administrative	13,319	7,571
Depreciation and amortization	3,284	2,972

Total expenses	35,746	26,129

Loss from operations	(29,826)	(20,268)
Other income/(expense):
Interest income	440	413
Interest expense	(2,860)	(1,237)

Loss before income taxes	(32,246)	(21,092)
Benefit from income taxes	12,641	8,422

Net loss	$(19,605)	$(12,670)

Loss per share:
Basic and diluted	$(0.65)	$(0.36)

Weighted average shares outstanding:
Basic and diluted	30,268	34,888

Dividends declared per share (Note 1)	$0.36	$0.12

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended July 31,
	2007	2006
Operating activities:
Net loss	$(19,605)	$(12,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,284	2,972
Amortization of Gold Guarantee product	(609)	(536)
Amortization of development advances	380	317
Stock-based compensation	1,258	923
Deferred income taxes	(302)	842
Excess tax benefits on stock options exercised	(259)	(319)
Other	48	33
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	11,381	14,767
Notes receivable	(569)	(712)
Prepaid expenses and other	69	(1,013)
Accounts payable, accrued and other liabilities	(18,523)	(26,456)
Income taxes payable	(23,043)	(17,148)
Deferred revenues	80	130

Net cash used in operating activities	(46,410)	(38,870)

Investing activities:
Capital expenditures	(720)	(2,300)
Funding provided to franchisees	(1,187)	(428)
Repayment of franchisee notes	169	—
Cash paid for acquisitions	(1,724)	(1,205)

Net cash used in investing activities	(3,462)	(3,933)

Financing activities:
Common stock repurchases	(29,997)	(34,114)
Borrowings under revolving credit facility	146,000	74,000
Repayment of borrowings under revolving credit facility	(63,000)	(9,000)
Dividends paid to stockholders	(5,422)	(4,145)
Proceeds from issuance of common stock	1,605	1,043
Excess tax benefits on stock options exercised	259	319
Outstanding checks in excess of funds on deposit	(806)	—

Net cash provided by financing activities	48,639	28,103

Net decrease in cash and cash equivalents	(1,233)	(14,700)
Cash and cash equivalents, beginning of period	1,693	15,150

Cash and cash equivalents, end of period	$460	$450

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Jackson Hewitt Tax Service Inc. provides computerized preparation of federal, state and local individual income tax returns in the United States through a nationwide network of franchised and company-owned tax offices operating under the brand name Jackson Hewitt Tax Service®. The Company provides its customers with convenient, fast and accurate tax return preparation services and electronic filing. In connection with their tax return preparation experience, the Company’s customers may select various financial products to suit their needs, including refund anticipation loans (“RALs”). “Jackson Hewitt,” and the “Company” are used interchangeably in these notes to the Condensed Consolidated Financial Statements to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

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

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and other financial information included in the Company’s Annual Report on Form 10-K which was filed with the SEC on June 29, 2007.

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

Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended July 31,
	(In thousands)
	2007	2006
Net loss	$(19,605)	$(12,670)
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	209	(6)

Comprehensive loss	$(19,396)	$(12,676)

Computation of loss per share

Basic loss per share is calculated as net loss available to the Company’s common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss available to the Company’s common stockholders by an adjusted weighted average number of common shares outstanding during the period assuming conversion of potentially dilutive securities arising from stock options outstanding.

Stock options to purchase 2,079,895 and 2,391,148 shares of common stock were not included in the computation of diluted net loss per share for the three months ended July 31, 2007 and 2006, respectively, because the effect would have been antidilutive.

Dividends declared per share

On May 30, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share of common stock that was paid on July 13, 2007. Additionally, on July 30, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share of common stock, payable on October 15, 2007, to common stockholders of record on September 28, 2007. Both quarterly cash dividends are included in Dividends Declared per Share for the three months ended July 31, 2007 on the Consolidated Statements of Operations.

On May 31, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock that was paid on July 14, 2006.

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

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2007	$336,767	$56,441	$393,208
Additions	—	41	41

Balance as of July 31, 2007	$336,767	$56,482	$393,249

Other intangible assets consisted of:

	As of July 31, 2007			As of April 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(14,796)	$1,256	$16,052	$(14,394)	$1,658
Customer relationships(b)	8,913	(7,014)	1,899	8,913	(6,778)	2,135

Total amortizable other intangible assets	$24,965	$(21,810)	3,155	$24,965	$(21,172)	3,793

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000

Total other intangible assets, net			$84,155			$84,793

(a)	Amortized over a period of 10 years.
(b)	Amortized over a period of two to seven years.

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2007	$82,658	$2,135	$84,793
Amortization	(402)	(236)	(638)

Balance as of July 31, 2007	$82,256	$1,899	$84,155

Amortization expense relating to other intangible assets was as follows:

	Three Months Ended July 31,
	2007	2006
	(In thousands)
Franchise agreements	$402	$403
Customer relationships	236	281

Total	$638	$684

Estimated amortization expense related to other intangible assets for each of the respective periods in the fiscal periods ended April 30 is as follows:

Amount
(In thousands)
Remaining nine months in fiscal 2008	$1,261
2009	646
2010	484
2011	389
2012	235
2013 and thereafter	140

Total	$3,155

4. STOCK-BASED COMPENSATION

Under the Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan (“the Amended and Restated Plan”), stock options are granted, with the exception of certain stock options granted at the time of the Company’s IPO, with an exercise price equal to the market price of a share of common stock on the date of grant and have a contractual term of ten years. All stock options granted through April 30, 2007 vest based on four years of continuous service from the date of grant. Stock options granted in the three months ended July 31, 2007 vest based on five years of continuous service from the date of grant. Certain awards provide for accelerated vesting if there is a change in control. The Amended and Restated Plan includes nondiscretionary antidilution provisions in case of an equity restructuring.

The Company incurred stock-based compensation of $1.2 million and $0.8 million (net of a $0.1 million cumulative effect adjustment related to forfeitures upon adopting SFAS No. 123 (Revised 2004), “Share-Based Payment”) in the three months ended July 31, 2007 and July 31, 2006, respectively, in connection with the vesting of employee stock options. The associated income tax benefit recognized was $0.5 million and $0.3 million in the three months ended July 31, 2007 and July 31, 2006, respectively.

The weighted average grant date fair value for each Jackson Hewitt stock option granted during the three months ended July 31, 2007 and July 31, 2006 was $8.89 and $11.50, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. The Company used the method permitted under SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” to determine the expected holding period and will continue to do so through December 31, 2007 at which point the Company will have accumulated a reasonably consistent history of exercised options since its IPO in order to make a more refined estimate. Expected volatility was based on the Company’s historical publicly-traded stock price. The risk-free interest rate assumption was determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expecting holding period of the award being valued.

The following table sets forth the weighted average assumptions used to determine compensation cost for stock options granted during the three months ended July 31, 2007 and July 31, 2006, respectively:

	Three Months Ended July 31,
	2007	2006
Expected holding period (in years)	6.25	6.25
Expected volatility	30.7%	32.0%
Dividend yield	2.4%	1.5%
Risk-free interest rate	4.8%	5.0%

The following table summarizes information about stock option activity for the three months ended July 31, 2007:

	Number of Stock Options	Weighted Average Exercise Price
Balance as of April 30, 2007	2,777,511	$20.86
Granted	597,404	$29.51
Exercised	(97,914)	$16.39
Forfeited	(82,449)	$24.75
Expired	(273)	$17.00

Balance as of July 31, 2007	3,194,279	$22.51

Exercisable as of July 31, 2007	1,608,298	$18.46

The aggregate intrinsic value under the Black-Scholes option-pricing model ascribed to the stock options exercised during the three months ended July 31, 2007 and July 31, 2006 was $1.2 million and $1.0 million, respectively.

Outstanding stock options as of July 31, 2007 had an aggregate intrinsic value of $15.0 million and an average remaining contractual life of 7.4 years. Exercisable stock options as of July 31, 2007 had an aggregate intrinsic value of $14.1 million and an average remaining contractual life of 6.0 years. As of July 31, 2007, there were 3,114,980 outstanding stock options vested or expected to vest (the awards, net of estimated forfeitures, for which compensation cost is being recognized) which had a weighted average exercise price of $22.41, aggregate intrinsic value of $14.9 million and an average remaining contractual life of 7.3 years. The aggregate intrinsic values discussed in this paragraph represent the total pre-tax intrinsic value, based on the Company’s stock price as of July 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes information about unvested stock option activity for the three months ended July 31, 2007:

	Number of Stock Options	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2007	1,642,519	$8.02
Granted	597,404	$8.89
Vested	(571,493)	$7.47
Forfeited	(82,449)	$8.18

Unvested as of July 31, 2007	1,585,981	$8.54

As of July 31, 2007, there was $11.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.2 years. The total fair value of stock options vested during the three months ended July 31, 2007 and July 31, 2006 was $4.3 million and $2.7 million, respectively.

Restricted Stock Units

The Company incurred stock-based compensation expense of $0.1 million in each of the three month periods ended July 31, 2007 and 2006, respectively, in connection with the issuance of fully vested and non-forfeitable restricted stock units (“RSUs”) to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services. In the three months ended July 31, 2007, the Company granted 3,454 RSUs at a grant price of $27.39 per RSU resulting in 49,302 RSUs outstanding as of July 31, 2007 with a weighted average grant price of $23.34.

5. SHARE REPURCHASES

During the three months ended July 31, 2007, the Company repurchased 1,060,800 shares of its common stock totaling $30.0 million, including commissions, under a previously authorized $200.0 million multi-year share repurchase program. The Company has repurchased 3,155,389 shares of its common stock totaling $97.3 million, including commissions, under this program through July 31, 2007. During the three months ended July 31, 2006, the Company repurchased 1,090,300 shares of the Company’s common stock totaling $34.1 million, including commissions, under a previous repurchase program. The Company uses the cost method to account for such repurchases, which to date have been made in the open market. None of the Company’s repurchased shares have been retired as of July 31, 2007.

6. INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties.

The Company adopted the provisions of FIN No. 48 on May 1, 2007. Upon the adoption of FIN No. 48, the Company had no cumulative effect adjustment to retained earnings and no liability for unrecognized tax benefits. As of and for the three months ended July 31, 2007, the Company had no liability for unrecognized tax benefits nor any interest or penalties recognized related to unrecognized tax benefits. The Company does not expect any significant changes to the total amount of unrecognized tax benefits within twelve months of the current reporting date. In accordance with its policy, the Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The Company is subject to United States federal income tax, as well as income tax in multiple state and local jurisdictions. The Company is no longer subject to United States federal income tax examinations for all years through calendar 2002. The Company’s income tax returns for calendar 2003 and calendar 2004 are currently under examination by the Internal Revenue Service as part of the audit of Cendant. With only a few exceptions, all state and local income tax examination matters have been concluded through calendar 2003. The Company does not anticipate any material adjustments from any ongoing examinations.

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

	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Three months ended July 31, 2007
Revenues	$5,412	$508	$—	$5,920

Loss before income taxes	$(10,850)	$(6,908)	$(14,488)	$(32,246)

Three months ended July 31, 2006
Revenues	$5,456	$405	$—	$5,861

Loss before income taxes	$(8,274)	$(5,959)	$(6,859)	$(21,092)

(a)	Corporate and other expenses include unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as stock-based compensation.

8. COMMITMENTS AND CONTINGENCIES

Guarantees

As of July 31, 2007, the Company had outstanding a $0.5 million irrevocable letter of credit under the $450 Million Credit Facility. The requirement to maintain this irrevocable letter of credit will terminate in May 2008 as provided under the Company’s lease agreement for its corporate headquarters in Parsippany, New Jersey.

The Company is required to provide various types of surety bonds, such as tax return preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations to third parties. These bonds vary in duration although most are issued and outstanding from one to two years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $2.1 million as of July 31, 2007. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company, through TSA, provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require in certain circumstances the Company to pay penalties and interest assessed by a taxing authority. The Company recognized a liability of $0.1 million as of July 31, 2007 and April 30, 2007 for the fair value of the obligation undertaken in issuing the guarantee. Such liability was included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee® product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

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

Legal Proceedings

On March 18, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against Santa Barbara Bank & Trust (“SBB&T”) and the Company in the Superior Court of California (Santa Barbara, following a transfer from San Francisco) seeking declaratory relief in connection with the provision of RALs, as to the lawfulness of the practice of cross-lender debt collection, as to the validity of SBB&T’s cross-lender debt collection provision and as to whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent, and seeking injunctive relief, restitution, disgorgement, compensatory damages, statutory damages, punitive damages, attorneys’ fees, and expenses. The Company is a party in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T. The trial court granted a motion for judgment on the pleadings by SBB&T and third-party bank defendants on federal preemption grounds, and stayed all other proceedings pending appeal. The California Court of Appeal reversed the trial court’s preemption decision. The California Supreme Court denied review. SBB&T and third-party banks moved in the California Court of Appeal to stay remittitur pending certiorari to the United States Supreme Court. On June 4, 2007, the United States Supreme Court denied certiorari, and the purported class action suit is proceeding in the trial court. A class certification hearing has been scheduled for November 14, 2007. The Company believes it has meritorious defenses and is contesting this matter vigorously. On December 18, 2003, Ms. Hood also filed a separate suit against the Company in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. The allegations of negligence, breach of fiduciary duty, and violation of certain Ohio law relate to the same set of facts as the California action. Plaintiff seeks equitable and declaratory relief, damages, attorneys’ fees, and expenses. The case is in its discovery and pretrial stage. The Company believes it has meritorious defenses and is contesting this matter vigorously.

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

On April 20, 2007, Brent Wooley brought a purported class action complaint against the Company and certain unknown franchisees in the United States District Court, Northern District of Illinois. The complaint, which was subsequently amended, was brought on behalf of customers who obtained tax return preparation services that allegedly included false deductions without support by the customer that resulted in penalties being assessed by the IRS against the taxpayer for violations of the Illinois Consumer Fraud and Deceptive Practices Act, and the Racketeer and Corrupt Organizations Act, and alleging unjust enrichment and breach of contract, seeking compensatory and punitive damages, restitution, and attorneys’ fees. The alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act relate to representations regarding tax return preparation, Basic Guarantee and Gold Guarantee coverage and denial of Gold Guarantee claims. On August 1, 2007, the Company filed a motion to dismiss which, on September 5, 2007, was denied without prejudice to permit the plaintiff to further amend the complaint. The Company believes it has meritorious defenses and is contesting this matter vigorously.

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

The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 29, 2007.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, those contained in “Part I. Item 1—Financial Statements” and notes thereto, “Part I. Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 1 – Legal Proceedings” included in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of Jackson Hewitt Tax Service Inc. All statements in this report, other than statements that are purely historical, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could.” These forward-looking statements involve risks and uncertainties.

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

Jackson Hewitt Tax Service Inc. is the second largest paid individual tax return preparer in the United States based upon the number of individual tax returns prepared and filed with the Internal Revenue Service (“IRS”). In fiscal 2007, our network consisted of 6,501 franchised and company-owned offices and prepared 3.65 million returns. We estimate our network prepared approximately 4% of all tax returns prepared by a paid tax return preparer. Our revenues consist of fees paid by our franchisees, service revenues earned at company-owned offices and financial product fees. “Jackson Hewitt,” “the Company,” “we,” “our,” and “us” are used interchangeably in this report to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

Seasonality of Operations

Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate substantially all of our revenues during the period from January 1 through April 30. In fiscal 2007, we earned 93% of our revenues during this period. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season.

Internal Review

On April 3, 2007, the Department of Justice (“DOJ”) announced it had filed civil injunction suits against a franchisee and other named defendants operating in four states based upon allegations involving fraudulent tax return preparation (“DOJ Lawsuits”). We retained outside counsel to conduct an internal review to investigate the allegations set forth in the DOJ Lawsuits and to examine our policies, practices and procedures in connection with tax return preparation activities of our franchisees and company-owned offices (“Internal Review”).

We have completed our Internal Review of allegations made in the DOJ Lawsuits. The comprehensive review, which was led by a former IRS Commissioner, did not find evidence of corporate employee participation in, or knowledge of, the allegedly fraudulent tax return preparation activities described in the DOJ Lawsuits.

The Internal Review’s examination of our internal tax return preparation compliance systems and processes resulted in recommendations which are currently being implemented to enhance certain systems and processes, including the development of additional compliance requirements such as enhanced monitoring tools, increased training of franchisees and tax return preparers and increased education to customers about the earned income tax credit. In connection with the implementation, we created a Tax Compliance Office to oversee all aspects of our tax return preparation compliance programs.

We continue to cooperate fully with the IRS in its examination of us and expect to resolve this matter within the second quarter of fiscal 2008. Based on our discussions to date, we believe that resolution of this matter will not have a material adverse effect on our business, financial condition or results of operations.

For the fiscal year, we expect to incur approximately $6.0 million, primarily consisting of professional fees, relating to the matters surrounding the Internal Review, of which $3.4 million was incurred during the three months ended July 31, 2007. We also expect to incur additional costs beginning in the current fiscal year related to enhancements to our compliance programs.

Financial Product Agreements

Our financial product agreements with HSBC Taxpayer Financial Services Inc. (“HSBC”) will expire on October 31, 2007 and our agreements with Santa Barbara Bank & Trust (“SBB&T”), a division of Pacific Capital Bank, N.A., will expire on October 31, 2008. We are continuing our discussions to extend our relationships with HSBC and SBB&T as well as introducing a third financial product provider for the 2008 and future tax seasons. We expect to execute agreements with each of these financial product providers, within the second quarter of fiscal 2008.

RESULTS OF OPERATIONS

Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

Consolidated Results of Operations

	Three Months Ended July 31,
	2007	2006
	(in thousands)
Revenues
Franchise operations revenues:
Royalty	$658	$623
Marketing and advertising	275	280
Financial product fees	2,746	2,218
Other	1,733	2,335
Service revenues from company-owned office operations	508	405

Total revenues	5,920	5,861

Expenses
Cost of franchise operations	9,386	7,960
Marketing and advertising	4,140	2,834
Cost of company-owned office operations	5,617	4,792
Selling, general and administrative	13,319	7,571
Depreciation and amortization	3,284	2,972

Total expenses	35,746	26,129

Loss from operations	(29,826)	(20,268)
Other income/(expense):
Interest income	440	413
Interest expense	(2,860)	(1,237)

Loss before income taxes	(32,246)	(21,092)
Benefit from income taxes	12,641	8,422

Net loss	$(19,605)	$(12,670)

Given the seasonal nature of the tax return preparation business, approximately 2% of the total tax returns prepared by our network in fiscal 2007 were prepared in the first two fiscal quarters. Consequently, the number of tax returns prepared during the first two fiscal quarters and the corresponding revenues are not indicative of the overall trends of our business for the fiscal year. Most tax returns prepared in the first two fiscal quarters are related to either tax returns for which filing extensions had been applied for by the customer or amendments to previously filed tax returns.

Three Months Ended July 31, 2007 as Compared to Three Months Ended July 31, 2006

Total Revenues

Total revenues increased $0.1 million, or 1%, primarily due to higher financial product fees of $0.5 million largely offset by a lower number of territories sold. Financial product fees earned in the first and second quarters primarily relate to sales of the Gold Guarantee® product from prior tax seasons under which revenues are earned ratably over the product’s 36-month life. Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses increased $9.6 million, or 37%. The more notable highlights were as follows:

Cost of franchise operations: Cost of franchise operations increased $1.4 million, or 18%, primarily due to higher personnel-related costs.

Marketing and advertising: Marketing and advertising expenses increased $1.3 million, or 46%, primarily as a result of a change in contractual arrangements which began in the third quarter of the prior fiscal year under which the associated expenses are amortized over the term of the agreement rather than primarily during the tax season as in the past.

Cost of company-owned office operations: Cost of company-owned office operations increased $0.8 million, or 17%, primarily due to higher off-season occupancy costs and other operating costs associated with the increased number of locations opened in the prior tax season.

Selling, general and administrative: The increase in selling, general and administrative of $5.7 million, or 76%, was primarily due to (i) professional fees of $3.4 million relating to matters surrounding the Internal Review; (ii) higher legal-related expenses of $0.8 million; (iii) higher personnel-related expenses of $0.6 million; (iv) higher stock-based compensation of $0.3 million due to additional stock options granted in the three months ended July 31, 2007; (v) higher technology-related expenses of $0.7 million; and (vi) a New Jersey business grant credit of $0.4 million that was recorded in the three months ended July 31, 2006. Partially offsetting the overall increase was lower commission expense of $0.3 million due to the decrease in the number of territories sold.

Other Income/(Expense)

Interest expense: Interest expense increased $1.6 million, or 131%, primarily due to higher average debt outstanding related to the cumulative effect of our share repurchase programs.

Segment Results and Corporate and Other

Franchise Operations

	Three Months Ended July 31,
	2007	2006
	(in thousands)
Results of Operations:
Revenues
Royalty	$658	$623
Marketing and advertising	275	280
Financial product fees	2,746	2,218
Other	1,733	2,335

Total revenues	5,412	5,456

Expenses
Cost of franchise operations	9,386	7,960
Marketing and advertising	3,925	2,692
Selling, general and administrative	728	1,086
Depreciation and amortization	2,588	2,263

Total expenses	16,627	14,001

Loss from operations	(11,215)	(8,545)
Other income/(expense):
Interest income	365	271

Loss before income taxes	$(10,850)	$(8,274)

Three Months Ended July 31, 2007 as Compared to Three Months Ended July 31, 2006

Total Revenues

The more notable highlights were as follows:

Financial product fees: Financial product fees increased $0.5 million, or 24%, primarily due to $0.3 million in variable fees earned in the three months ended July 31, 2007 under our financial product agreement with HSBC related to growth in the program in fiscal 2007 and an increase in Gold Guarantee revenues of $0.1 million.

Other revenues: Other revenues decreased by $0.6 million, or 26%, due to the sale of 45 territories as compared to the sale of 75 territories in the same prior year period due to our belief of a desire by existing and prospective franchisees to wait for more clarity regarding the Internal Review before purchasing new territories.

Total Expenses

Total operating expenses increased $2.6 million, or 19%. The more notable highlights were as follows:

Cost of operations: Cost of operations increased as discussed in the Consolidated Results of Operations.

Marketing and advertising: Marketing and advertising expenses increased $1.2 million, or 46%, primarily as a result of a change in contractual arrangements which began in the third quarter of the prior fiscal year under which the associated expenses are amortized over the term of the agreement rather than primarily during the tax season as in the past.

Selling, general and administrative: Selling, general and administrative decreased $0.4 million, or 33%, primarily due to lower commission expense of $0.3 million resulting from a decrease in the number of territories sold.

Company-Owned Office Operations

	Three Months Ended July 31,
	2007	2006
	(in thousands)
Results of Operations:
Revenues
Service revenues from operations	$508	$405

Expenses
Cost of operations	5,617	4,792
Marketing and advertising	215	142
Selling, general and administrative	888	721
Depreciation and amortization	696	709

Total expenses	7,416	6,364

Loss from operations	(6,908)	(5,959)

Loss before income taxes	$(6,908)	$(5,959)

Three Months Ended July 31, 2007 as Compared to Three Months Ended July 31, 2006

Loss before income taxes

Loss before income taxes increased $0.9 million, or 16%, primarily due to increased off-season occupancy costs and other operating costs associated with the increased number of locations opened for the prior tax season.

Corporate and Other

Corporate and other expenses include unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as stock-based compensation.

	Three Months Ended July 31,
	2007	2006
	(in thousands)
Expenses (a)
General and administrative	$7,031	$4,841
Stock-based compensation	1,258	923
Internal Review expenses	3,414	—

Total expenses	11,703	5,764
Loss from operations	(11,703)	(5,764)

Other income/(expense):
Interest income	75	142
Interest expense	(2,860)	(1,237)

Loss before income taxes	$(14,488)	$(6,859)

(a)	Included in selling, general and administrative in the Consolidated Statements of Operations.

Three Months Ended July 31, 2007 as Compared to Three Months Ended July 31, 2006

Loss from operations increased $5.9 million, or 103%, primarily due to (i) professional fees of $3.4 million relating to matters surrounding the Internal Review; (ii) higher legal-related expenses of $0.8 million; (iii) higher personnel-related expenses of $0.6 million; (iv) higher stock-based compensation of $0.3 million; (v) higher technology-related expenses of $0.7 million; and (viii) a New Jersey business grant credit of $0.4 million that was recorded in the three months ended July 31, 2006.

Other income/(expense)

Interest expense: Interest expense increased as discussed in the Consolidated Results of Operations.

Liquidity and Capital Resources

Historical Sources and Uses of Cash from Operations

Seasonality of Cash Flows

The tax return preparation business is highly seasonal resulting in substantially all of our revenues and cash flow being generated during the period from January 1 through April 30. Following the tax season, from May 1 through December 31, we primarily rely on excess operating cash flow from the previous tax season and our credit facility to fund our operating expenses and to reinvest in our business to support future growth. Given the nature of the franchise business model, our business is not capital intensive and has historically generated strong operating cash flow from operations on an annual basis.

$450 Million Credit Facility

Borrowings under our existing five-year unsecured credit facility (the “$450 Million Credit Facility”) are used to finance working capital needs, general corporate purposes, potential acquisitions and repurchases of our common stock. We may also use the $450 Million Credit Facility to issue letters of credit for general corporate purposes. There was a $0.5 million irrevocable letter of credit outstanding under the $450 Million Credit Facility as of July 31, 2007. The requirement to maintain this irrevocable letter of credit will terminate in May 2008 as provided under our lease agreement for our corporate headquarters in Parsippany, New Jersey.

In the future, we may require additional financing to meet our capital needs. Our liquidity position may be negatively affected by unfavorable conditions in the market in which we operate. In addition, our inability to generate sufficient profits during tax season may unfavorably impact our funding requirements.

Sources and Uses of Cash

Operating activities

In the three months ended July 31, 2007, net cash used in operating activities increased $7.5 million as compared to the three months ended July 31, 2006 due to the following:

•	Payment of $3.4 million in professional fees related to the Internal Review;

•

Higher federal and state income tax payments as we paid $11.1 million in the three months ended July 31, 2007 as compared to $7.9 million in the three months ended July 31, 2006 primarily due to the increase in operating income between tax years;

•	Higher marketing and advertising payments as we paid $6.2 million in the three months ended July 31, 2007 as compared to $3.9 million in the three months ended July 31, 2006; and

•	Franchisees paying their tax season related royalty and marketing and advertising fees earlier.

Partially offsetting the factors discussed above were lower bonus payments as we paid $8.3 million in the three months ended July 31, 2007 (accrued in fiscal 2007) as compared to $15.8 million in the three months ended July 31, 2006 (accrued in fiscal 2006).

Investing activities

We continue to reinvest capital in our business, primarily for technology upgrades to support our growth, expansion of our company-owned offices, funding provided to franchisees for expansion and the acquisition of independent tax return preparation offices. In the three months ended July 31, 2007, net cash used in investing activities decreased $0.5 million as compared to the three months ended July 31, 2006 primarily due to lower capital expenditures of $1.6 million as the same prior year period included leasehold improvements and new equipment purchases associated with the relocation of our technology headquarters to a new building.

Partially offsetting the overall decrease in net cash used in investing activities was higher funding provided to franchisees of $0.8 million and higher cash paid for tax return preparation businesses of $0.5 million.

Financing activities

Financing activities primarily relate to borrowings and repayments under our credit facility, share repurchases and dividend payments to stockholders. In the three months ended July 31, 2007, net cash provided by financing activities increased $20.5 million as compared to the three months ended July 31, 2006 primarily due to the increase in net borrowings under our credit facility of $18.0 million and the reduced spending on the repurchase of shares of our common stock of $4.1 million. We repurchased 1,060,800 shares of our common stock at an average price per share (including commissions) of $28.28 in the three months ended July 31, 2007 as compared to 1,090,300 shares at an average price per share (including commissions) of $31.29 in the three months ended July 31, 2006.

Partially offsetting the overall increase were higher quarterly dividend payments to stockholders for which the quarterly payments were increased to $0.18 per share in the first quarter of fiscal 2008 as compared to $0.12 per share in the first quarter of fiscal 2007.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

We are committed to growing our business while maintaining a flexible capital structure to reinvest in the business as well as to return excess capital to stockholders in the form of share repurchases and dividends. Our primary future cash requirements will be to fund operating activities, repurchase shares of our common stock, repay outstanding borrowings under the $450 Million Credit Facility, make periodic interest payments on our debt outstanding, fund capital expenditures, pay quarterly dividends, provide funding to franchisees for office expansion and fund acquisitions. For the remainder of fiscal 2008, our primary cash requirements are expected to be as follows:

•

Operating expenses including cost of franchise operations, marketing and advertising and selling, general and administrative expenses—Expenses preceding the tax season relate primarily to personnel and facility related costs. Marketing and advertising expenses, as compared to the other categories of expenses, are more seasonal in nature and typically increase in our third and fourth fiscal quarters when most of our revenues are earned. Marketing and advertising expenses include national, regional and local campaigns designed to increase brand awareness and attract both early season and late season customers. We also receive marketing and advertising payments from franchisees to fund our budget for most of these expenses. We plan an increase in expenses during the remainder of fiscal 2008 as we expect to grow our business.

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

•

Repurchase of shares of our common stock—As of July 31, 2007, we had repurchased 3,155,389 shares of our common stock totaling $97.3 million, including commissions, under our previously authorized $200.0 million multi-year share repurchase program. Such repurchases to date have been made in open market purchases. In the future, repurchases may be made through open market purchases or privately negotiated transactions and would depend on our assessment of the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

•	Repayment of outstanding borrowings under the $450 Million Credit Facility—We anticipate generating operating cash flow next tax season to partially repay our outstanding borrowings.

•

Capital expenditures—We anticipate spending $7 to $9 million on capital expenditures over the remainder of fiscal 2008, which will primarily include (i) leasehold improvements associated with new offices and replacement of legacy equipment in company-owned offices and (ii) information technology upgrades to support our growth.

•

Quarterly dividends—On July 30, 2007, our Board of Directors declared a quarterly cash dividend of $0.18 per share of common stock, payable on October 15, 2007, to common stockholders of record as of September 28, 2007. We currently intend to make quarterly cash dividend payments of $0.18 per common share over the remainder of fiscal 2008.

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

Critical Accounting Policies

In presenting our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. Events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our Condensed Consolidated Financial Statements were the most appropriate at that time. The following critical accounting policies may affect reported results resulting in variations in our financial results both on an interim and fiscal year basis.

Goodwill

We test goodwill for impairment annually in our fourth fiscal quarter, or more frequently if circumstances indicate impairment may have occurred. We review the carrying value of our goodwill by comparing the carrying value of our reporting units to their fair value. When determining fair value, we utilized various assumptions, including projections of future cash flows. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact results. An adverse change to our business would impact our consolidated results and may result in an impairment of our goodwill. The aggregate carrying value of our goodwill was $393.2 million as of July 31, 2007. See “Part I. Item 1—Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3—Goodwill and Other Intangible Assets” for more information on goodwill.

Other Intangible Assets

We test indefinite-lived intangible assets for impairment annually in our fourth fiscal quarter, or more frequently if circumstances indicate impairment may have occurred. Indefinite-lived intangible assets are carried at the lower of cost or fair value. If the fair value of the indefinite-lived intangible asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference. An adverse change to our business would impact our consolidated results and may result in an impairment of our indefinite-lived intangible assets. The aggregate carrying value of our indefinite-lived intangible assets was $81.0 million as of July 31, 2007. See “Part I. Item 1—Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3—Goodwill and Other Intangible Assets” for more information on indefinite-lived intangible assets.

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

A 1% change in the interest rate on our floating-rate borrowings outstanding as of July 31, 2007, excluding our $50.0 million of hedged borrowings whereby we fixed the interest rate, would result in an increase or decrease in interest expense of $1.6 million annually.

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

(b) Changes in Internal Control over Financial Reporting.

During the first quarter of fiscal 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

See “Part 1 – Item 1 – Note 8 – Commitments and Contingencies,” to our Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A.	Risk Factors.

During the three months ended July 31, 2007, there were no material changes from risk factors as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds:

There were no unregistered sales of equity securities during the three months ended July 31, 2007.

Issuer Purchases of Equity Securities:

Period of settlement date	Total Number of Shares Repurchased	Average Price Paid per Share (including Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program at end of Period (a)
May 1-31, 2007	1,060,800	$28.28	1,060,800	$102.7 million
June 1-30, 2007	—	$—	—	$102.7 million
July 1-31, 2007	—	$—	—	$102.7 million

Three months ended July 31, 2007	1,060,800	$28.28	1,060,800	$102.7 million

(a)	On October 13, 2006, we announced a $200.0 million multi-year share repurchase program.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended July 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no submissions of matters to a vote of security holders during the three months ended July 31, 2007.

Item 5.	Other Information.

There is no other information to be disclosed.

Item 6.	Exhibits.

Exhibits: We have filed the following exhibits in connection with this report:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 6, 2007.

JACKSON HEWITT TAX SERVICE INC.

By:

/s/ MICHAEL D. LISTER
Michael D. Lister
Chief Executive Officer
(Principal Executive Officer)

/s/ MARK L. HEIMBOUCH
Mark L. Heimbouch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)