Form 10-Q
period 2007-10-31
JACKSON HEWITT TAX SERVICE INC
filed 2007-12-07
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2007

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

The number of shares outstanding of the registrant’s common stock was 30,020,894 (net of 8,791,386 shares held in treasury) as of November 30, 2007.

JACKSON HEWITT TAX SERVICE INC.

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of
	October 31, 2007	April 30, 2007
Assets
Current assets:
Cash and cash equivalents	$1,798	$1,693
Accounts receivable, net of allowance for doubtful accounts of $1,208 and $1,279, respectively	5,625	17,519
Notes receivable, net	6,076	5,544
Prepaid expenses and other	10,437	11,421
Deferred income taxes	3,119	1,933

Total current assets	27,055	38,110

Property and equipment, net	33,913	35,194
Goodwill	409,784	393,208
Other intangible assets, net	85,374	84,793
Notes receivable, net	6,363	5,001
Other non-current assets, net	14,887	17,235

Total assets	$577,376	$573,541

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$28,267	$31,452
Income taxes payable	10,411	58,905
Deferred revenues	8,514	10,038

Total current liabilities	47,192	100,395

Long-term debt	285,000	127,000
Deferred income taxes	29,871	31,206
Other non-current liabilities	6,941	11,450

Total liabilities	369,004	270,051

Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $0.01; Authorized: 200,000,000 shares;
Issued: 38,538,156 and 38,069,726 shares, respectively	385	381
Additional paid-in capital	373,801	359,469
Retained earnings	92,816	146,962
Accumulated other comprehensive income	37	348
Less: Treasury stock, at cost: 8,791,386 and 6,953,545 shares, respectively	(258,667)	(203,670)

Total stockholders’ equity	208,372	303,490

Total liabilities and stockholders’ equity	$577,376	$573,541

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Revenues
Franchise operations revenues:
Royalty	$674	$719	$1,332	$1,342
Marketing and advertising	300	316	575	596
Financial product fees	2,580	2,269	5,326	4,487
Other	1,651	2,397	3,384	4,732
Service revenues from company-owned office operations	396	454	904	859

Total revenues	5,601	6,155	11,521	12,016

Expenses
Cost of franchise operations	8,676	7,993	18,062	15,953
Marketing and advertising	4,570	3,463	8,710	6,297
Cost of company-owned office operations	6,898	5,907	12,515	10,699
Selling, general and administrative	17,961	9,233	31,280	16,804
Depreciation and amortization	3,310	2,994	6,594	5,966

Total expenses	41,415	29,590	77,161	55,719

Loss from operations	(35,814)	(23,435)	(65.640)	(43,703)
Other income/(expense):
Interest and other income	508	253	948	666
Interest expense	(3,631)	(2,603)	(6,491)	(3,840)

Loss before income taxes	(38,937)	(25,785)	(71,183)	(46,877)
Benefit from income taxes	15,263	10,296	27,904	18,718

Net loss	$(23,674)	$(15,489)	$(43,279)	$(28,159)

Loss per share:
Basic and diluted	$(0.78)	$(0.46)	$(1.43)	$(0.82)

Weighted average shares outstanding:
Basic and diluted	30,165	33,628	30,217	34,258

Dividends declared per share (Note 1):	$—	$0.12	$0.36	$0.24

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended October 31,
	2007	2006
Operating activities:
Net loss	$(43,279)	$(28,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,594	5,966
Amortization of Gold Guarantee product	(1,220)	(1,214)
Amortization of development advances	717	600
Stock-based compensation	5,374	1,992
Deferred income taxes	(1,186)	(284)
Excess tax benefits on stock options exercised	(2,532)	(377)
Other	98	176
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	11,543	15,766
Notes receivable	(1,982)	(2,620)
Prepaid expenses and other	438	(59)
Accounts payable, accrued and other liabilities	(11,628)	(20,912)
Income taxes payable	(47,608)	(34,458)
Deferred revenues	55	55

Net cash used in operating activities	(84,616)	(63,528)

Investing activities:
Capital expenditures	(2,780)	(4,832)
Funding provided to franchisees, net of repayments	(1,244)	(1,108)
Cash paid for acquisitions	(11,547)	(1,615)

Net cash used in investing activities	(15,571)	(7,555)

Financing activities:
Common stock repurchases	(54,997)	(79,608)
Borrowings under revolving credit facilities	254,000	155,000
Repayment of borrowings under revolving credit facilities	(96,000)	(12,000)
Dividends paid to stockholders	(10,850)	(8,112)
Proceeds from issuance of common stock	6,413	1,230
Excess tax benefits on stock options exercised	2,532	377
Debt issuance costs	—	(497)
Outstanding checks in excess of funds on deposit	(806)	—

Net cash provided by financing activities	100,292	56,390

Net increase/(decrease) in cash and cash equivalents	105	(14,693)
Cash and cash equivalents, beginning of period	1,693	15,150

Cash and cash equivalents, end of period	$1,798	$457

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Jackson Hewitt Tax Service Inc. provides computerized preparation of federal, state and local individual income tax returns in the United States through a nationwide network of franchised and company-owned tax offices operating under the brand name Jackson Hewitt Tax Service®. The Company provides its customers with convenient, fast, and quality tax return preparation services and electronic filing. In connection with their tax return preparation experience, the Company’s customers may select various financial products to suit their needs, including refund anticipation loans (“RALs”). “Jackson Hewitt” and the “Company” are used interchangeably in these notes to the Condensed Consolidated Financial Statements to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

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

Certain prior period amounts have been reclassified to conform to the current period presentation with no effect on previously reported net income or stockholders’ equity.

Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net loss	$(23,674)	$(15,489)	$(43,279)	$(28,159)
Changes in fair value of derivatives	(520)	(436)	(311)	(442)

Total comprehensive loss	$(24,194)	$(15,925)	$(43,590)	$(28,601)

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Number of antidilutive stock options outstanding at end of period	1,736,275	2,886,959	1,736,275	2,377,770

Dividends declared per share

On May 30, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share of common stock that was paid on July 13, 2007. Additionally, on July 30, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share of common stock, payable on October 15, 2007, to common stockholders of record on September 28, 2007. Both quarterly cash dividend declarations were included in Dividends Declared per Share for the six months ended October 31, 2007 in the Condensed Consolidated Statements of Operations.

On May 31, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock that was paid on July 14, 2006. This quarterly cash dividend declaration was included in Dividends Declared per Share for the three and six months ended October 31, 2006 in the Condensed Consolidated Statements of Operations.

On December 4, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share of common stock, payable on January 15, 2008, to common stockholders of record on December 28, 2007.

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

3. FINANCIAL PRODUCT AGREEMENTS

In September and October 2007, the Company entered into the following agreements:

•	Program Agreement (the “Republic Program Agreement”), dated September 19, 2007, with Republic Bank & Trust Company (“Republic”);

•	Technology Services Agreement (the “Republic Technology Agreement”), dated September 19, 2007, with Republic;

•	Amended and Restated Program Agreement (the “Amended and Restated SBBT Program Agreement”), dated September 21, 2007, with Santa Barbara Bank & Trust (“SBBT”);

•	Amended and Restated Technology Services Agreement (the “Amended and Restated SBBT Technology Agreement”), dated September 21, 2007, with SBBT;

•	Amended and Restated Program Agreement (the “Amended and Restated HSBC Program Agreement”), dated October 8, 2007, with HSBC Taxpayer Financial Services Inc. (“HSBC”); and

•	Amended and Restated Technology Services Agreement (the “Amended and Restated HSBC Technology Agreement”), dated October 8, 2007, with HSBC.

The Republic Program Agreement, the Amended and Restated SBBT Program Agreement and the Amended and Restated HSBC Program Agreement are collectively referred to as the “Program Agreements.” The Republic Technology Agreement, the Amended and Restated SBBT Technology Agreement and the Amended and Restated HSBC Technology Agreement are collectively referred to as the “Technology Agreements.”

Under the Program Agreements, Republic, SBBT and HSBC will offer, process and administer certain financial products, including refund anticipation loans, to customers of certain of the Company’s Jackson Hewitt Tax Service locations. In connection with the Program Agreements, each financial product provider will pay the Company a fixed annual fee. Pursuant to the Technology Agreements, the Company will provide certain technology services and related support in connection with these programs. Under the Technology Agreements, the Company will receive a fixed annual fee as well as variable payments tied to growth in the programs.

During tax season 2008, HSBC, Republic and SBBT will collectively provide financial products to the entire network of Jackson Hewitt Tax Service offices. The Company expects that, in accordance with the terms of their respective agreements, that during tax seasons 2009 and 2010, Republic and SBBT will collectively provide financial products to the entire network of Jackson Hewitt Tax Service offices. SBBT will provide a majority of the financial products in each of the tax seasons 2008 through 2010.

The Company recognizes revenues on the fixed annual fees during the tax season in the third and fourth fiscal quarters. The fees earned by the Company under these Agreements are expected to have a similar impact on total revenues as compared to the prior year.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2007	$336,767	$56,441	$393,208
Additions (Note 7)	—	16,576	16,576

Balance as of October 31, 2007	$336,767	$73,017	$409,784

Other intangible assets consisted of:

	As of October 31, 2007			As of April 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(15,198)	$854	$16,052	$(14,394)	$1,658
Customer relationships(b)	9,211	(7,241)	1,970	8,913	(6,778)	2,135

Total amortizable other intangible assets	$25,263	$(22,439)	2,824	$24,965	$(21,172)	3,793

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000
Reacquired franchise rights (Note 7)			1,550			—

Total unamortizable other intangible assets			82,550			81,000

Total other intangible assets, net			$85,374			$84,793

(a)	Amortized over a period of 10 years.
(b)	Amortized over a period of two to seven years.

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2007	$82,658	$2,135	$84,793
Additions (Note 7)	1,550	298	1,848
Amortization	(804)	(463)	(1,267)

Balance as of October 31, 2007	$83,404	$1,970	$85,374

Amortization expense relating to other intangible assets was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
	(In thousands)
Franchise agreements	$402	$400	$804	$803
Customer relationships	227	274	463	555

Total	$629	$674	$1,267	$1,358

Estimated amortization expense related to other intangible assets for each of the respective periods in the fiscal periods ended April 30 is as follows:

Amount
(In thousands)
Remaining six months in fiscal 2008	$691
2009	724
2010	542
2011	432
2012	273
2013 and thereafter	162

Total	$2,824

5. CAPITAL STOCK

Stock Options

Under the Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan (“the Amended and Restated Plan”), stock options are granted, with the exception of certain stock options granted at the time of the Company’s IPO, with an exercise price equal to the market price of a share of common stock on the date of grant and have a contractual term of ten years. All stock options granted through April 30, 2007 become exercisable with respect to 25% of the shares on each of the first four anniversaries of the date of grant, subject to continued employment on the vesting date. Stock options granted in and after May 2007 become exercisable with respect to 20% of the shares on each of the first five anniversaries of the date of grant, subject to continued employment on the vesting date. The Amended and Restated Plan provides for accelerated vesting of outstanding awards if there is a change in control. The Amended and Restated Plan includes nondiscretionary antidilution provisions in case of an equity restructuring.

The Company incurred stock compensation expense of $4.0 million and $5.2 million in the three and six months ended October 31, 2007, respectively, and $1.0 million and $1.8 million in the three and six months ended October 31, 2006, respectively, in connection with the vesting of employee stock options. The associated income tax benefit recognized was $1.5 million and $2.0 million in the three and six months ended October 31, 2007, respectively, and $0.4 million and $0.7 million in the three and six months ended October 31, 2006, respectively. These amounts include stock compensation expense of $2.9 million related to the accelerated vesting of 415,894 stock options attributed to the departure of the Company’s former Chief Executive Officer and associated income tax benefit recognized of $1.1 million during the three months ended October 31, 2007.

The weighted average grant date fair value for each Jackson Hewitt stock option granted during the six months ended October 31, 2007 and October 31, 2006 was $8.87 and $11.50, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. The Company used the method permitted under SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” to determine the expected holding period and will continue to do so through December 31, 2007 at which point the Company will have accumulated a reasonably consistent history of exercised options since its IPO in order to make a more refined estimate. Expected volatility was based on the Company’s historical publicly-traded stock price. The risk-free interest rate assumption was determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected holding period of the award being valued.

The following table sets forth the weighted average assumptions used to determine compensation cost for stock options granted during the six months ended October 31, 2007 and October 31, 2006, respectively:

	Six Months Ended October 31,
	2007	2006
Expected holding period (in years)	6.25	6.25
Expected volatility	30.7%	32.0%
Dividend yield	2.4%	1.5%
Risk-free interest rate	4.8%	5.0%

The following table summarizes information about stock option activity for the six months ended October 31, 2007:

	Number of Stock Options	Weighted Average Exercise Price
Balance as of April 30, 2007	2,777,511	$20.86
Granted	680,359	$29.53
Exercised	(445,779)	$14.38
Forfeited	(100,698)	$25.16
Expired	(402)	$17.00

Balance as of October 31, 2007	2,910,991	$23.73

Exercisable as of October 31, 2007	1,262,060	$19.73

The aggregate intrinsic value ascribed to the stock options exercised during the six months ended October 31, 2007 and October 31, 2006 was $7.7 million and $1.2 million, respectively.

Outstanding stock options as of October 31, 2007 had an aggregate intrinsic value of $22.7 million and an average remaining contractual life of 7.7 years. Exercisable stock options as of October 31, 2007 had an aggregate intrinsic value of $14.7 million and an average remaining contractual life of 6.6 years. As of October 31, 2007, there were 2,828,544 outstanding stock options vested or expected to vest (the awards, net of estimated forfeitures, for which compensation cost is being recognized) which had a weighted average exercise price of $23.64, aggregate intrinsic value of $22.3 million and an average remaining contractual life of 7.7 years. The aggregate intrinsic values discussed in this paragraph represent the total pre-tax intrinsic value based on the Company’s stock price as of October 31, 2007, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date.

The following table summarizes information about unvested stock option activity for the six months ended October 31, 2007:

	Number of Stock Options	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2007	1,642,519	$8.02
Granted	680,359	$8.87
Vested	(573,249)	$7.46
Forfeited	(100,698)	$8.28

Unvested as of October 31, 2007	1,648,931	$8.55

As of October 31, 2007, there was $8.5 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.5 years. The total fair value of stock options vested during the six months ended October 31, 2007 and October 31, 2006 was $4.3 million and $2.8 million, respectively.

Restricted Stock

During the three months ended October 31, 2007, the Company granted 22,651 shares of restricted stock to certain key employees. Compensation expense related to the fair value of these awards is recognized on a straight-line basis over the requisite service period based on those restricted stock grants that are expected to ultimately vest. The fair value was measured by the New York Stock Exchange closing price of the Company’s common stock on the date of grant. One third of the shares of restricted stock will vest on each of the first three anniversaries of the date of grant, subject to continued employment on the vesting date. In the three months ended October 31, 2007, the Company incurred stock-based compensation expense of $12,000 in connection with the vesting of the restricted stock.

Restricted Stock Units

The Company incurred stock-based compensation expense of $0.1 million and $0.2 million in the three and six months ended October 31, 2007, respectively, and $0.1 million in both the three and six months ended October 31, 2006 in connection with the issuance of fully vested and non-forfeitable restricted stock units (“RSUs”) to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services. In the six months ended October 31, 2007, the Company granted 6,521 RSUs at an average grant price of $29.11 resulting in 52,369 RSUs outstanding as of October 31, 2007 with a weighted average grant price of $23.79.

Share Repurchases

During the six months ended October 31, 2007, the Company repurchased 1,837,841 shares of its common stock totaling $55.0 million under the current $200.0 million multi-year share repurchase program. As of October 31, 2007, the Company had repurchased 3,932,430 shares of its common stock totaling $122.3 million under its $200.0 million multi-year share repurchase program and had $77.7 million remaining available under this program. During the six months ended October 31, 2006, the Company repurchased 2,467,059 shares of the Company’s common stock totaling $79.6 million under the current and previous repurchase programs.

The Company uses the cost method to account for such repurchases, which to date have been made in the open market. None of the Company’s repurchased shares have been retired as of October 31, 2007.

6. CREDIT FACILITY

On October 31, 2007, the Company amended its five-year unsecured credit facility (the “Amended and Restated $450 Million Credit Facility”) to revise the calculation of the maximum consolidated leverage ratio, which is the ratio of consolidated debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization, each as defined in the Amended and Restated $450 Million Credit Facility. As amended, consolidated debt will now be measured on a trailing four-quarter basis as opposed to using the most recent quarter-end debt figure in the calculation. This change provides the Company with future flexibility for additional borrowing capacity given the seasonal nature of the tax return preparation business. As of October 31, 2007, the Company had $285.0 million outstanding under the Amended and Restated $450 Million Credit Facility. As of October 31, 2007, the Company is not aware of any instances of non-compliance with the financial or restrictive covenants contained in the Amended and Restated $450 Million Credit Facility.

7. ACQUISITIONS

Assets acquired and liabilities assumed in business combinations were recorded on the Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. The results of operations of businesses acquired by the Company have been included in the Condensed Consolidated Statements of Operations since their respective dates of acquisition.

On October 4, 2007, the Company acquired substantially all of the assets of the tax return preparation businesses in the Atlanta, Chicago and Detroit markets (collectively, the “Acquisitions”) from a former franchisee and will operate those stores as company-owned locations beginning in the 2008 tax season. Total consideration that the Company will pay for the Acquisitions is $19.1 million in cash, with fifty percent paid at closing and the remainder to be paid nine months after the closing date of which $9.5 million is included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet as of October 31, 2007. The total consideration includes a $0.4 million charge related to the termination of franchise agreements with 12% royalty rates and $18.7 million for the aggregate purchase price, which has been allocated (i) $1.3 million to fixed assets, (ii) $1.5 million to reacquired rights under franchise agreements, and (iii) $15.9 million to goodwill. The purchase price allocation for the Acquisitions is preliminary and is dependent on the completion of an analysis of the fair values of the fixed assets acquired. The settlement loss from unfavorable franchise rights, included in the accompanying Condensed Consolidated Statements of Operations for the periods ended October 31, 2007, was recognized in accordance with Emerging Issues Task Force Issue 04-1 that requires any preexisting business relationship between parties to a business combination be evaluated and accounted for separately. Under this accounting guidance, the franchise agreements acquired in the Acquisitions with royalty rates below the current 15% royalty rate that the Company receives on new franchise agreements were required to be valued and recognized as an expense and excluded from the purchase price paid for the Acquisitions. The amount charged to expense represents the estimated amount by which the 12% royalty rate is lower than the 15% royalty rate over the remaining life of the respective franchise agreements. The reacquired franchise rights represent the exclusive right to operate the tax return preparation businesses under the Jackson Hewitt brand that the Company had granted to the former franchisee. The life of these reacquired rights was determined to be commensurate with the life of the Company’s existing trade name. The amount allocated to the reacquired rights represents the current fair market value and has been recorded as an indefinite-lived intangible asset on the Condensed Consolidated Balance Sheet as of October 31, 2007.

In addition to the above acquisitions, in the six months ended October 31, 2007, the Company acquired five other tax return preparation businesses for a total purchase price of $1.2 million, of which $0.7 million was paid at closings and $0.4 million was included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet as of October 31, 2007.

In the six months ended October 31, 2006, the Company acquired two tax return preparation businesses for a total purchase price of $0.6 million.

The Company’s acquisitions in the periods presented were not significant to the Company’s financial position, results of operations or cash flows either individually or in the aggregate. All goodwill associated with the acquisitions was allocated to the company-owned office operations segment and is deductible for tax purposes.

8. INCOME TAXES

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

The Company adopted the provisions of FIN No. 48 on May 1, 2007. Upon the adoption of FIN No. 48, the Company had no cumulative effect adjustment to retained earnings and no liability for unrecognized tax benefits. As of and for the three and six months ended October 31, 2007, respectively, the Company had no liability for unrecognized tax benefits nor any interest or penalties recognized related to unrecognized tax benefits. The Company does not expect any significant changes to the total amount of unrecognized tax benefits within twelve months of the current reporting date. In accordance with its policy, the Company recognizes any interest and penalties related to uncertain tax positions as a component of income tax expense.

The Company is subject to United States federal income tax, as well as income tax in multiple state and local jurisdictions. The Company is no longer subject to United States federal income tax examinations for all years through calendar 2002. The Company’s income tax returns for calendar 2003 and 2004 are currently under examination by the Internal Revenue Service as part of the audit of Cendant, and separately under audit for calendar 2005. With only a few exceptions, all state and local income tax examination matters have been concluded through calendar 2003. The Company does not anticipate any material adjustments from any ongoing examinations.

9. SEGMENT INFORMATION

The Company manages and evaluates the operating results of the business in two reportable segments:

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

	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Three months ended October 31, 2007
Revenues	$5,205	$396	$—	$5,601

Loss before income taxes	$(11,255)	$(8,569)	$(19,113)	$(38,937)

Three months ended October 31, 2006
Revenues	$5,701	$454	$—	$6,155

Loss before income taxes	$(8,605)	$(7,603)	$(9,577)	$(25,785)

	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Six months ended October 31, 2007
Revenues	$10,617	$904	$—	$11,521

Loss before income taxes	$(22,105)	$(15,477)	$(33,601)	$(71,183)

Six months ended October 31, 2006
Revenues	$11,157	$859	$—	$12,016

Loss before income taxes	$(16,879)	$(13,562)	$(16,436)	$(46,877)

(a)	Corporate and other expenses include unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as stock-based compensation.

10. COMMITMENTS AND CONTINGENCIES

Guarantees

As of October 31, 2007, the Company had outstanding a $0.5 million irrevocable letter of credit under the Amended and Restated $450 Million Credit Facility. The requirement to maintain this irrevocable letter of credit will terminate in May 2008 as provided under the Company’s lease agreement for its corporate headquarters in Parsippany, New Jersey.

The Company is required to provide various types of surety bonds, such as tax return preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations to third parties. These bonds vary in duration although most are issued and outstanding from one to two years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $2.0 million as of October 31, 2007. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company, through TSA, provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require in certain circumstances the Company to pay penalties and interest assessed by a taxing authority. The Company recognized a liability of $0.1 million as of October 31, 2007 and April 30, 2007, respectively, for the fair value of the obligation undertaken in issuing the guarantee. Such liabilities were included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee® product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

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

Legal Proceedings

On March 18, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against Santa Barbara Bank & Trust (“SBB&T”) and the Company in the Superior Court of California (Santa Barbara, following a transfer from San Francisco) seeking declaratory relief in connection with the provision of RALs, as to the lawfulness of the practice of cross-lender debt collection, as to the validity of SBB&T’s cross-lender debt collection provision and as to whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent, and seeking injunctive relief, restitution, disgorgement, compensatory damages, statutory damages, punitive damages, attorneys’ fees, and expenses. The Company is a party in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T. The trial court granted a motion for judgment on the pleadings by SBB&T and third-party bank defendants on federal preemption grounds, and stayed all other proceedings pending appeal. The California Court of Appeal reversed the trial court’s preemption decision. The California Supreme Court denied review. SBB&T and third-party banks moved in the California Court of Appeal to stay a return to the lower Court pending a decision by the United States Supreme Court to hear the matter. On June 4, 2007, the United States Supreme Court denied the motion to hear the matter, and the purported class action suit is proceeding in the trial court. A class certification hearing has been scheduled for April 30, 2008. The Company believes it has meritorious defenses and is contesting this matter vigorously. On December 18, 2003, Ms. Hood also filed a separate suit against the Company in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. The allegations of negligence, breach of fiduciary duty, and violation of certain Ohio law relate to the same set of facts as the California action. Plaintiff seeks equitable and declaratory relief, damages, attorneys’ fees, and expenses. The case is in its discovery and pretrial stage. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On September 26, 2006, Willie Brown brought a purported class action complaint against the Company in the Ohio Court of Common Pleas, Cuyahoga County, on behalf of Ohio customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Ohio’s Credit Services Organization Act, and for alleged unfair and deceptive acts in violation of Ohio’s Consumer Sales Practices Act, and seeking damages and injunctive relief. On October 30, 2006, the Company filed a notice removing the complaint to the United States District Court for the Northern District of Ohio, Eastern Division. On November 6, 2006, the Company filed a motion to dismiss, and a motion to stay proceedings and to compel arbitration. On December 8, 2006, plaintiff filed a motion to remand the case to the Ohio Court of Common Pleas, Cuyahoga County, which the Company opposed on January 16, 2007. On February 27, 2007 the Court entered an order remanding the case to the Cuyahoga County Court of Common Pleas, without ruling on the other pending motions. On March 6, 2007, the Company filed for permission to appeal the remand decision with the United States Court of Appeals for the Sixth Circuit. On September 7, 2007, the Court denied the Company’s petition. On September 21, 2007 the Company filed a petition with the United States Court of Appeals for the Sixth Circuit to request a rehearing by the Court panel that denied the petition and to request that the full Court hear the matter. A decision by the Court is currently pending. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On October 30, 2006, Linda Hunter brought a purported class action complaint against the Company in the United States District Court, Southern District of West Virginia, on behalf of West Virginia customers who obtained RALs facilitated by the Company, seeking damages for an alleged breach of fiduciary duty, for breach of West Virginia’s Credit Service Organization Act, for breach of contract, and for unfair or deceptive acts or practices in connection with the Company’s RAL facilitation activities. On November 22, 2006, the Company filed a motion to dismiss. On November 6, 2007, the Court partially granted the Company’s motion to dismiss. On November 21, 2007, the Company answered the complaint. The case is in its discovery stage. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On April 20, 2007, Brent Wooley brought a purported class action complaint against the Company and certain unknown franchisees in the United States District Court, Northern District of Illinois. The complaint, which was subsequently amended, was brought on behalf of customers who obtained tax return preparation services that allegedly included false deductions without support by the customer that resulted in penalties being assessed by the IRS against the taxpayer for violations of the Illinois Consumer Fraud and Deceptive Practices Act, and the Racketeering and Corrupt Organizations Act, and alleging unjust enrichment and breach of contract, seeking compensatory and punitive damages, restitution, and attorneys’ fees. The alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act relate to representations regarding tax return preparation, Basic Guarantee and Gold Guarantee coverage and denial of Gold Guarantee claims. On August 1, 2007, the Company filed a motion to dismiss which, on September 5, 2007, was denied without prejudice to permit the plaintiff to further amend the complaint. On October 5, 2007, plaintiff filed a second amended complaint to add additional parties. On November 20, 2007, the Company filed a motion to dismiss the second amended complaint. A decision by the Court is currently pending. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On June 22, 2007, James Chapman brought a purported class action complaint against Jackson Hewitt Inc. and certain unknown franchisees in the United States District Court, District of New Jersey, on behalf of customers whose returns were deemed improper by the IRS and then were denied Gold Guarantee claims for violations of the New Jersey Consumer Fraud Act and the Racketeering and Corrupt Organizations Act as well as breach of contract and unjust enrichment. On October 31, 2007, the Court approved a joint stipulation of dismissal without prejudice.

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

Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the following potential risks and uncertainties: our ability to achieve the same levels of growth in revenues and profits in the future as we have in the past; our ability to successfully attract and retain key personnel; government initiatives that simplify tax return preparation or reduce the need for a third party tax return preparer, improve the timing and efficiency of processing tax returns or decrease the number of tax returns filed; the trend of tax payers filing their tax returns later in the tax season; the success of our franchised offices; our responsibility to third parties, regulators or courts for the acts of, or failures to act by, our franchisees; government legislation and regulation of the tax return preparation industry and related financial products, including refund anticipation loans, and the failure by us, or the financial institutions which provide financial products to our customers, to comply with such legal and regulatory requirements; the Department of Justice lawsuits and Internal Revenue Service examinations; the effectiveness of our tax return preparation compliance program; increased regulation of tax return preparers; our exposure to litigation; the failure of our insurance to cover all the risks associated with our business; our ability to protect our customers’ personal and financial information; the effectiveness of our marketing and advertising programs and franchisee support of these programs; disruptions in our relationships with our franchisees; changes in our relationships with financial product providers that could reduce the revenues we derive from our agreements with these financial institutions as well as affect our customers’ ability to obtain financial products through our tax return preparation offices; changes in our relationships with retailers and shopping malls that could affect our growth and profitability; the seasonality of our business and its effect on our stock price; competition from tax return preparation service providers, volunteer organizations and the government; our ability to offer innovative new financial products and services; our reliance on technology systems and electronic communications to perform the core functions of our business; our ability to protect our intellectual property rights or defend against any third party allegations of infringement by us; our reliance on cash flow from subsidiaries; our compliance with credit facility covenants; our exposure to increases in prevailing market interest rates; our quarterly results not being indicative of our performance as a result of tax season being relatively short and straddling two quarters; our ability to pay dividends in the future; certain provisions that may hinder, delay or prevent third party takeovers; changes in accounting policies or practices and our ability to maintain an effective system of internal control; delays in the passage of tax laws and their implementation; and the effect of market conditions, general conditions in the tax return preparation industry or general economic conditions.

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

We manage and evaluate the operating results of our business in two reportable segments:

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

Seasonality of Operations

Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate substantially all of our revenues during the period from January 1 through April 30. In fiscal 2007, we earned 93% of our revenues during this period. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season. Additionally, the net loss in these off-season months typically increases each year as a result of our prior year office expansion in the company-owned segment, anticipated growth in the business and the cumulative effect of our share repurchase programs on interest expense.

Recent Developments

We concluded the following notable events during the second quarter of fiscal 2008:

Internal Review

On April 3, 2007, the Department of Justice (“DOJ”) announced it had filed civil injunction suits against a franchisee and other named defendants operating in four states based upon allegations involving fraudulent tax return preparation (“DOJ Lawsuits”). We were not named as a defendant in these suits. We retained outside counsel to conduct an internal review to investigate the allegations set forth in the DOJ Lawsuits and to examine our policies, practices and procedures in connection with such tax return preparation activities (“Internal Review”). The Internal Review determined that there was no corporate involvement in the allegations made against the franchisee. The DOJ Lawsuits have since been resolved and that franchisee has since exited the Jackson Hewitt system.

Additionally, we cooperated fully with the IRS in its examination of us and on September 20, 2007, we reached an agreement with the IRS resolving its audit of us. In connection with closing the audit, we agreed to make a voluntary compliance payment of $1.5 million, which is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The Internal Review’s examination of our internal tax return preparation compliance systems and processes resulted in recommendations which are currently being implemented for the 2008 tax season to enhance certain systems and processes, including the development of additional compliance requirements such as enhanced monitoring tools and increased training of franchisees and tax return preparers.

Acquisitions

On October 4, 2007, we acquired substantially all of the assets of the tax return preparation businesses in the Atlanta, Chicago and Detroit markets (collectively, the “Acquisitions”) from the franchisee named in the DOJ Lawsuits and will operate those stores as company-owned locations beginning in the 2008 tax season. Total consideration for the Acquisitions is $19.1 million in cash, with fifty percent paid at closing and the remainder to be paid nine months after the closing date. We expect that these businesses, which generated approximately $14 million in revenues for the franchisee last year, will be accretive to our earnings in the current fiscal year.

Financial Product Agreements

In September and October 2007, we entered into the following agreements:

•	Program Agreement (the “Republic Program Agreement”), dated September 19, 2007, with Republic Bank & Trust Company (“Republic”);

•	Technology Services Agreement (the “Republic Technology Agreement”), dated September 19, 2007, with Republic;

•	Amended and Restated Program Agreement (the “Amended and Restated SBBT Program Agreement”), dated September 21, 2007, with Santa Barbara Bank & Trust (“SBBT”);

•	Amended and Restated Technology Services Agreement (the “Amended and Restated SBBT Technology Agreement”), dated September 21, 2007, with SBBT;

•	Amended and Restated Program Agreement (the “Amended and Restated HSBC Program Agreement”), dated October 8, 2007, with HSBC Taxpayer Financial Services Inc. (“HSBC”); and

•	Amended and Restated Technology Services Agreement (the “Amended and Restated HSBC Technology Agreement”), dated October 8, 2007, with HSBC.

The Republic Program Agreement, the Amended and Restated SBBT Program Agreement and the Amended and Restated HSBC Program Agreement are collectively referred to as the “Program Agreements.” The Republic Technology Agreement, the Amended and Restated SBBT Technology Agreement and the Amended and Restated HSBC Technology Agreement are collectively referred to as the “Technology Agreements.”

Under the Program Agreements, Republic, SBBT and HSBC will offer, process and administer certain financial products, including refund anticipation loans, to customers of certain of our locations. In connection with the Program Agreements, each financial product provider will pay us a fixed annual fee. Pursuant to the Technology Agreements, we will provide certain technology services and related support in connection with these programs. Under the Technology Agreements, we will receive a fixed annual fee as well as variable payments tied to growth in the programs.

During tax season 2008, HSBC, Republic and SBBT will collectively provide financial products to the entire network of Jackson Hewitt Tax Service offices. During tax seasons 2009 and 2010, Republic and SBBT will collectively provide financial products to the entire network of Jackson Hewitt Tax Service offices. SBBT will provide a majority of the financial products in each of the tax seasons 2008 through 2010.

The fees earned by us under these Agreements are expected to have a similar impact on total revenues as compared to the prior year.

Management Changes

On October 9, 2007, the employment of Michael D. Lister, formerly Chief Executive Officer and Chairman of the Board of Directors, was terminated without cause. Upon termination, Mr. Lister also resigned as a director and Chairman of the Board. Michael Yerington, formerly President and Chief Operating Officer, was promoted to President and Chief Executive Officer and Mark Heimbouch, formerly Chief Financial Officer, was promoted to Chief Operating Officer. Mr. Heimbouch remains Interim Chief Financial Officer until a successor is named. In order to fill the vacancy created by Mr. Lister’s departure, our Board of Directors elected Mr. Yerington as a Class III director to serve until the annual meeting of our stockholders in 2010 or until his successor is elected and duly qualified or until his earlier resignation or removal. The Board of Directors separated the roles of Chairman and Chief Executive Officer. Margaret Richardson, former Commissioner of Internal Revenue and current member of the Company’s Board of Directors, was named Non-Executive Chair of the Board.

RESULTS OF OPERATIONS

Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

Consolidated Results of Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues
Franchise operations revenues:
Royalty	$674	$719	$1,332	$1,342
Marketing and advertising	300	316	575	596
Financial product fees	2,580	2,269	5,326	4,487
Other	1,651	2,397	3,384	4,732
Service revenues from company-owned office operations	396	454	904	859

Total revenues	5,601	6,155	11,521	12,016

Expenses
Cost of franchise operations	8,676	7,993	18,062	15,953
Marketing and advertising	4,570	3,463	8,710	6,297
Cost of company-owned office operations	6,898	5,907	12,515	10,699
Selling, general and administrative	17,961	9,233	31,280	16,804
Depreciation and amortization	3,310	2,994	6,594	5,966

Total expenses	41,415	29,590	77,161	55,719

Loss from operations	(35,814)	(23,435)	(65,640)	(43,703)
Other income/(expense):
Interest and other income	508	253	948	666
Interest expense	(3,631)	(2,603)	(6,491)	(3,840)

Loss before income taxes	(38,937)	(25,785)	(71,183)	(46,877)
Benefit from income taxes	15,263	10,296	27,904	18,718

Net loss	$(23,674)	$(15,489)	$(43,279)	$(28,159)

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

Three Months Ended October 31, 2007 as Compared to Three Months Ended October 31, 2006

Total Revenues

Total revenues decreased $0.6 million, or 9%, primarily due to lower territory sales largely offset by an increase in financial product fees due to the cumulative growth and higher pricing related to sales of the Gold Guarantee® product. Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses increased $11.8 million, or 40%. The more notable highlights were as follows:

Cost of franchise operations: Cost of franchise operations increased $0.7 million, or 9%, primarily due to a charge related to the termination of franchise agreements in connection with the acquisition of a former franchisee’s businesses in Atlanta, Chicago and Detroit and higher technology related personnel costs.

Marketing and advertising: Marketing and advertising expenses increased $1.1 million, or 32%, primarily due to a previously disclosed change in contractual arrangements under which the related advertising extends throughout the fiscal year rather than primarily during the tax season as under the prior agreement.

Cost of company-owned office operations: Cost of company-owned office operations increased $1.0 million, or 17%, primarily due to higher planned off-season occupancy and personnel costs associated with operating the increased number of offices that were opened in the 2007 tax season and those acquired from a former franchisee in October 2007.

Selling, general and administrative: The increase in selling, general and administrative of $8.7 million, or 95%, was primarily due to (i) a one-time $5.7 million severance charge (including $2.9 million in non-cash stock-based compensation due to the accelerated vesting of stock options) related to the departure of the Company’s former Chief Executive Officer; (ii) Internal Review expenses of $2.2 million which included a $1.5 million voluntary compliance payment to the IRS as well as professional fees; and (iii) higher personnel-related expenses of $0.6 million. Partially offsetting the overall increase was lower commission expense of $0.3 million due to the decrease in the number of territories sold.

Other Income/(Expense)

Interest expense: Interest expense increased $1.0 million, or 40%, primarily due to higher average debt outstanding related to the cumulative effect of our share repurchase programs.

Six Months Ended October 31, 2007 as Compared to Six Months Ended October 31, 2006

Total Revenues

Total revenues decreased $0.5 million, or 4%, primarily due to the same reasons discussed in the three month comparison.

Total Expenses

Total operating expenses increased $21.4 million, or 38%, primarily due to the following:

Cost of franchise operations: Cost of franchise operations increased $2.1 million, or 13%, primarily due to the same reasons discussed in the three month comparison.

Marketing and advertising: Marketing and advertising expenses increased $2.4 million, or 38%, primarily due to the same reasons discussed in the three month comparison.

Cost of company-owned office operations: Cost of company-owned office operations increased $1.8 million, or 17%, primarily due to the same reasons discussed in the three month comparison.

Selling, general and administrative: The increase in selling, general and administrative of $14.5 million, or 86%, was primarily due to (i) management severance of $6.1 million including a one-time $5.7 million charge related to the departure of our former Chief Executive Officer; (ii) Internal Review expenses of $5.6 million which includes $4.1 million in professional fees and a $1.5 million voluntary compliance payment to the IRS; (iii) higher personnel-related expenses of $0.9 million; (iv) higher legal-related expenses of $0.9 million; (v) higher stock-based compensation of $0.5 million due to additional stock options granted in the six months ended October 31, 2007; and (vi) higher technology related expenses of $0.4 million. Partially offsetting the overall increase was lower commission expense of $0.6 million due to the decrease in the number of territories sold.

Other Income/(Expense)

Interest expense: Interest expense increased $2.7 million, or 69%, primarily due to the same reasons discussed in the three month comparison.

Segment Results and Corporate and Other

Franchise Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues
Royalty	$674	$719	$1,332	$1,342
Marketing and advertising	300	316	575	596
Financial product fees	2,580	2,269	5,326	4,487
Other	1,651	2,397	3,384	4,732

Total revenues	5,205	5,701	10,617	11,157

Expenses
Cost of operations	8,676	7,993	18,062	15,953
Marketing and advertising	4,276	3,043	8,201	5,735
Selling, general and administrative	1,295	1,163	2,023	2,249
Depreciation and amortization	2,588	2,268	5,176	4,531

Total expenses	16,835	14,467	33,462	28,468

Loss from operations	(11,630)	(8,766)	(22,845)	(17,311)
Other income/(expense):
Interest and other income	375	161	740	432

Loss before income taxes	$(11,255)	$(8,605)	$(22,105)	$(16,879)

Three Months Ended October 31, 2007 as Compared to Three Months Ended October 31, 2006

Total Revenues

Highlights were as follows:

Financial product fees: Financial product fees increased $0.3 million, or 14%, primarily due to the same reasons discussed in the “Total Revenues” section of the Consolidated Results of Operations.

Other revenues: Other revenues decreased by $0.7 million, or 31%, due to the sale of 48 territories as compared to the sale of 76 territories in the same prior year period.

Total Expenses

Total operating expenses increased $2.4 million, or 16%, primarily due to the following:

Cost of operations: Cost of operations increased as discussed in the Consolidated Results of Operations.

Marketing and advertising: Marketing and advertising expenses increased $1.2 million, or 41%, primarily due to the same reasons discussed in the Consolidated Results of Operations.

Selling, general and administrative: Selling, general and administrative increased $0.1 million, or 11%, primarily due to higher personnel costs of $0.4 partially offset by lower commission expense of $0.3 million resulting from a decrease in the number of territories sold.

Six Months Ended October 31, 2007 as Compared to Six Months Ended October 31, 2006

Total Revenues

Highlights were as follows:

Financial product fees: Financial product fees increased $0.8 million, or 19%, primarily due to $0.3 million in variable fees earned under our financial product agreement with HSBC related to growth in the program from the 2007 tax season and an increase in Gold Guarantee revenues of $0.3 million.

Other revenues: Other revenues decreased by $1.3 million, or 28%, due to the sale of 93 territories as compared to the sale of 151 territories in the same prior year period. Territory sales beginning in October 2007 were transacted at a faster pace than in the same prior year period and the pipeline continued to strengthen into the third quarter of fiscal 2008. Through the end of November 2007, we approved the sale of 119 territories on a year-to-date basis as compared to 156 territories sold in the same period last year.

Total Expenses

Total operating expenses increased $5.0 million, or 18%, primarily due to the following:

Cost of operations: Cost of operations increased as discussed in the Consolidated Results of Operations.

Marketing and advertising: Marketing and advertising expenses increased $2.5 million, or 43%, primarily due to the same reasons discussed in the Consolidated Results of Operations.

Selling, general and administrative: Selling, general and administrative decreased $0.2 million, or 10%, primarily due to lower commission expense of $0.6 resulting from a decrease in the number of territory sales partially offset by higher personnel related costs of $0.4 million.

Company-Owned Office Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues
Service revenues from operations	$396	$454	$904	$859

Expenses
Cost of operations	6,898	5,907	12,515	10,699
Marketing and advertising	294	420	509	562
Selling, general and administrative	1,051	1,004	1,939	1,725
Depreciation and amortization	722	726	1,418	1,435

Total expenses	8,965	8,057	16,381	14,421

Loss from operations	(8,569)	(7,603)	(15,477)	(13,562)

Loss before income taxes	$(8,569)	$(7,603)	$(15,477)	$(13,562)

Three Months Ended October 31, 2007 as Compared to Three Months Ended October 31, 2006

Loss before income taxes

Loss before income taxes increased by $1.0 million, or 13%, primarily due to higher planned off-season occupancy and personnel costs associated with operating the increased number of offices that were opened in the 2007 tax season and those acquired from a former franchisee in October 2007.

Six Months Ended October 31, 2007 as Compared to Six Months Ended October 31, 2006

Loss before income taxes

Loss before income taxes increased by $1.9 million, or 14%, primarily due to the same reasons discussed in the three month comparison.

Corporate and Other

Corporate and other expenses include unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as stock-based compensation.

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Expenses (a)
General and administrative	$6,499	$5,997	$13,156	$10,838
Stock-based compensation	1,208	1,069	2,466	1,992
Internal review	2,174	—	5,588	—
Severance	5,734	—	6,108	—

Total expenses	15,615	7,066	27,318	12,830

Loss from operations	(15,615)	(7,066)	(27,318)	(12,830)
Other income/(expense):
Interest and other income	133	92	208	234
Interest expense	(3,631)	(2,603)	(6,491)	(3,840)

Loss before income taxes	$(19,113)	$(9,577)	$(33,601)	$(16,436)

(a)	Included in selling, general and administrative in the Consolidated Statements of Operations.

Three Months Ended October 31, 2007 as Compared to Three Months Ended October 31, 2006

Loss from operations

Loss from operations increased $8.5 million, or 121%, primarily due to (1) management severance costs of $5.7 million primarily attributable to our former Chief Executive Officer’s departure from the Company including a $2.9 million non-cash charge for stock-based compensation due to the accelerated vesting of stock options; (ii) Internal Review expenses of $2.2 million including a $1.5 million voluntary compliance payment to the IRS as well as professional fees; and (iii) higher other personnel-related expenses.

Other income/(expense)

Interest expense: Interest expense increased for the reasons discussed in the Consolidated Results of Operations.

Six Months Ended October 31, 2007 as Compared to Six Months Ended October 31, 2006

Loss from operations

Loss from operations increased $14.5 million, or 113%, primarily due to (1) management severance costs of $6.1 million primarily attributable to our former Chief Executive Officer’s departure from the Company including a $2.9 million non-cash charge for stock-based compensation due to the accelerated vesting of stock options; (ii) Internal Review expenses of $5.6 million including professional fees of $4.1 million and a $1.5 million voluntary compliance payment to the IRS; (iii) higher legal-related expenses of $0.9 million; (iv) higher other stock-based compensation of $0.5 million; and (v) higher other personnel-related expenses.

Other income/(expense)

Interest expense: Interest expense increased for the reasons discussed in the Consolidated Results of Operations.

Liquidity and Capital Resources

Historical Sources and Uses of Cash from Operations

Seasonality of Cash Flows

The tax return preparation business is highly seasonal resulting in substantially all of our revenues and cash flow being generated during the period from January 1 through April 30. Following the tax season, from May 1 through December 31, we primarily rely on excess operating cash flow from the previous tax season and our credit facility to fund our operating expenses and to reinvest in our business to support future growth. Given the nature of the franchise business model, our business is generally not capital intensive and has historically generated strong operating cash flow from operations on an annual basis.

Credit Facility

On October 31, 2007, we amended our five-year unsecured credit facility (the “Amended and Restated $450 Million Credit Facility”) to revise the calculation of the maximum consolidated leverage ratio, which is the ratio of consolidated debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization, each as defined in the Amended and Restated $450 Million Credit Facility. Consolidated debt will now be measured on a trailing four-quarter basis as opposed to using the most recent quarter-end debt figure in the calculation. This change provides us with future flexibility for additional borrowing capacity given the seasonal nature of the tax return preparation business.

Borrowings under the Amended and Restated $450 Million Credit Facility are used to finance working capital needs, general corporate purposes, potential acquisitions and repurchases of our common stock. We may also use the Amended and Restated $450 Million Credit Facility to issue letters of credit for general corporate purposes. There was a $0.5 million irrevocable letter of credit outstanding under the Amended and Restated $450 Million Credit Facility as of October 31, 2007. The requirement to maintain this irrevocable letter of credit will terminate in May 2008 as provided under our lease agreement for our corporate headquarters in Parsippany, New Jersey.

In the future, we may require additional financing to meet our capital needs. Our liquidity position may be negatively affected by unfavorable conditions in the market in which we operate. In addition, our inability to generate sufficient profits during tax season may unfavorably impact our funding requirements.

Sources and Uses of Cash

Operating activities

In the six months ended October 31, 2007, net cash used in operating activities increased $21.1 million as compared to the six months ended October 31, 2006 due to the following:

•	Payments in connection with the Internal Review including $4.1 million in professional fees and a $1.5 million voluntary compliance payment to the IRS;

•

Higher federal and state income tax payments as we paid $20.4 million in the six months ended October 31, 2007 as compared to $15.3 million in the six months ended October 31, 2006 primarily due to the increase in taxable income between the 2006 and 2007 tax years.

•	Payment of $3.5 million in severance costs primarily attributable to our former Chief Executive Officer’s departure from the Company;

•	Higher interest payments on our credit facility of $3.0 million due to an increase in borrowings;

•	Higher payments to vendors and suppliers primarily due to timing, including higher payments of $3.6 million for marketing and advertising; and

•	Franchisees paying their tax season related royalty and marketing and advertising fees earlier.

Partially offsetting the factors discussed above were lower bonus payments as we paid $8.3 million in the six months ended October 31, 2007 (accrued in fiscal 2007) as compared to $15.8 million in the same period last year (accrued in fiscal 2006).

Investing activities

We continue to reinvest capital in our business, primarily for technology upgrades to support our growth, expansion of our company-owned offices, funding provided to franchisees for expansion and the acquisition of independent tax return preparation offices. In the six months ended October 31, 2007, net cash used in investing activities increased $8.0 million as compared to the six months ended October 31, 2006 primarily due to higher cash payments of $9.9 million for the acquisition of tax return preparation businesses.

Partially offsetting the overall increase in net cash used in investing activities were lower capital expenditures of $2.1 million as the same prior year period included leasehold improvements and new equipment purchases associated with the relocation of our technology headquarters to a new building.

Financing activities

Financing activities primarily relate to borrowings and repayments under our credit facility, share repurchases and dividend payments to stockholders. In the six months ended October 31, 2007, net cash provided by financing activities increased $43.9 million as compared to the six months ended October 31, 2006 primarily due to the following:

•	Reduced spending on the repurchase of shares of our common stock of $24.6 million;

•	Higher net borrowings under our credit facility of $15.0 million; and

•	Higher cash inflow of $5.2 million resulting from the exercises of stock options.

Partially offsetting the overall increase were higher quarterly dividend payments to stockholders for which the quarterly payments were increased to $0.18 per share in fiscal 2008 as compared to $0.12 per share in fiscal 2007.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

We are committed to growing our business while maintaining a flexible capital structure to reinvest in the business as well as to return excess capital to stockholders in the form of share repurchases and dividends. Our primary future cash requirements will be to fund operating activities, repurchase shares of our common stock, repay outstanding borrowings under the Amended and Restated $450 Million Credit Facility, make periodic interest payments on our debt outstanding, fund capital expenditures, pay quarterly dividends, provide funding to franchisees for office expansion and fund acquisitions. For the remainder of fiscal 2008, our primary cash requirements are expected to be as follows:

•

Operating expenses including cost of franchise operations, marketing and advertising and selling, general and administrative expenses—Expenses preceding the tax season relate primarily to personnel and facility related costs. Marketing and advertising expenses, as compared to the other categories of expenses, are more seasonal in nature and typically increase in our third and fourth fiscal quarters when most of our revenues are earned. Marketing and advertising expenses include national, regional and local campaigns designed to increase brand awareness and attract both early season and late season customers. We receive marketing and advertising payments from franchisees to fund our budget for most of these expenses. We plan an increase in expenses during the remainder of fiscal 2008 as we expect to grow our business.

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

•

Repurchase of shares of our common stock—As of October 31, 2007, we had repurchased 3,932,430 shares of our common stock totaling $122.3 million, including commissions, under our previously authorized $200.0 million multi-year share repurchase program. Such repurchases to date have been made in open market purchases. In the future, repurchases may be made through open market purchases or privately negotiated transactions and would depend on our assessment of the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

•

Repayment of outstanding borrowings under the Amended and Restated $450 Million Credit Facility—We anticipate generating operating cash flow in the upcoming tax season to partially repay our outstanding borrowings.

•

Capital expenditures—We anticipate spending $4 to $6 million on capital expenditures over the remainder of fiscal 2008, which will primarily include (i) leasehold improvements associated with new offices and replacement of legacy equipment in company-owned offices and (ii) information technology upgrades to support our growth.

•

Quarterly dividends—On December 4, 2007, our Board of Directors declared a quarterly cash dividend of $0.18 per share of common stock, payable on January 15, 2008, to common stockholders of record on December 28, 2007. We currently intend to make quarterly cash dividend payments of $0.18 per common share over the remainder of fiscal 2008.

Future Sources of Cash

We borrow against our credit facility to fund operations with increases particularly during the first three quarters of the fiscal year. Beginning in the fourth fiscal quarter, we expect our primary source of cash to be cash provided by operating activities, primarily from the collection of accounts receivable from our franchisees and from the providers of financial products to our customers.

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

Goodwill

We test goodwill for impairment annually in our fourth fiscal quarter, or more frequently if circumstances indicate impairment may have occurred. We review the carrying value of our goodwill by comparing the carrying value of our reporting units to their fair value. When determining fair value, we utilized various assumptions, including projections of future cash flows. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact results. An adverse change to our business would impact our consolidated results and may result in an impairment of our goodwill. The aggregate carrying value of our goodwill was $409.8 million as of October 31, 2007. See “Part I. Item 1—Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4—Goodwill and Other Intangible Assets” for more information on goodwill.

Other Intangible Assets

We test indefinite-lived intangible assets for impairment annually in our fourth fiscal quarter, or more frequently if circumstances indicate impairment may have occurred. Indefinite-lived intangible assets are carried at the lower of cost or fair value. If the fair value of the indefinite-lived intangible asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference. An adverse change to our business would impact our consolidated results and may result in an impairment of our indefinite-lived intangible assets. The aggregate carrying value of our indefinite-lived intangible assets was $82.6 million as of October 31, 2007. See “Part I. Item 1—Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4—Goodwill and Other Intangible Assets” for more information on indefinite-lived intangible assets.

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

A 1% change in the interest rate on our floating-rate borrowings outstanding as of October 31, 2007, excluding our $50.0 million of hedged borrowings whereby we fixed the interest rate, would result in an increase or decrease in interest expense of $2.4 million annually.

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

(b) Changes in Internal Control over Financial Reporting.

During the second quarter of fiscal 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

See “Part 1–Item 1–Note 10 – Commitments and Contingencies,” to our Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A.	Risk Factors.

The information presented below includes any material changes to the description of the risk factors affecting our business as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

Delays in the passage of tax laws and their implementation by the federal or state governments could harm our business.

The enactment of tax legislation occurring late in the calendar year could result the beginning of tax filing season being delayed. Any such delays could impact our revenues and profitability in any given quarter or fiscal year.

The federal government is currently considering changes in the tax law related to the Alternative Minimum Tax. The IRS has indicated that upon passage of any tax law changes at this time the IRS will require several weeks to implement these changes to be ready to accept and process tax returns and that it could result in a delay in their acceptance of certain or all tax returns at the planned beginning of tax season. Any such delays could impact our revenues and profitability in any given quarter or fiscal year.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds:

There were no unregistered sales of equity securities during the three months ended October 31, 2007.

Issuer Purchases of Equity Securities:

Period of settlement date	Total Number of Shares Repurchased	Average Price Paid per Share (including Commissions)	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under Program at end of Period (a)
August 1-31, 2007	—	—	—	$102.7 million
September 1-30, 2007	—	—	—	$102.7 million
October 1-31, 2007	777,041	$32.17	777,041	$77.7 million

Three months ended October 31, 2007	777,041	$32.17	777,041	$77.7 million

(a)	On October 13, 2006, we announced a $200.0 million multi-year share repurchase program.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended October 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our 2007 Annual Meeting of Stockholders was held on September 20, 2007. At that Annual Meeting, our stockholders:

1.	Elected Louis P. Salvatore to serve as a Class II director for a two-year term until the 2009 Annual Meeting of Stockholders and until his successor is duly elected and qualified and elected Michael D. Lister and Margaret Milner Richardson to serve as a Class III directors for three-year terms until the 2010 Annual Meeting of Stockholders and until their successors are duly elected and qualified; and

2.	Ratified the appointment of Deloitte & Touche LLP as our auditors for the fiscal year ending April 30, 2008.

On July 25, 2007, the record date of the Annual Meeting, we had 30,153,295 shares of common stock outstanding. At the Annual Meeting, holders of 26,202,160 shares of common stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

Proposal I – Election of Directors

	Votes in Favor	Withheld
Louis P. Salvatore	25,584,093	618,067
Michael D. Lister	25,492,776	709,384
Margaret Milner Richardson	25,582,141	620,019

The following directors also have terms in office that continue after the Annual Meeting: Ulysses L. Bridgeman, Jr., Rodman L. Drake and James C. Spira.

On October 9, 2007, in connection with his departure from the Company, Mr. Lister resigned as a director. In order to fill the vacancy created by Mr. Lister’s departure, the board of directors elected Michael Yerington as a Class III director to serve until the annual meeting of our stockholders in 2010 or until his successor is elected and duly qualified or until his earlier resignation or removal.

Proposal II – Ratification of Appointment of Auditors

Votes in favor	26,180,777
Votes against	12,244
Abstentions	9,138

Item 5.	Other Information.

Amendment to By-Laws

On December 4, 2007, the Company’s Board of Directors approved amendments to the Company’s Amended and Restated By-Laws. The amendments included (i) amending Article V to permit the issuance and transfer of both certificated and uncertificated shares of the Company’s common stock to comply with rules requiring all New York Stock Exchange (“NYSE”) listed securities to be eligible to participate in a direct registration system and (ii) clarifying that the Chairman of the Board of Directors shall be an independent director in accordance with the rules of the NYSE and the Securities and Exchange Commission. A copy of the Amended and Restated By-Laws, as amended, is included as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

Agreements with Michael C. Yerington and Mark L. Heimbouch

On December 4, 2007, the Company entered into amended and restated employment agreements with each of Michael C. Yerington, President and Chief Executive Officer, and Mark L. Heimbouch, Senior Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer. The amended and restated employment agreements amend and restate the terms of the employment agreements between the Company and Messrs. Yerington and Heimbouch dated as of August 8, 2006 and July 20, 2006, respectively (each, the “Original Employment Agreement”). The material terms of the amended and restated employment agreements are substantially similar to the terms of each executive officer’s Original Employment Agreement as such terms were described in the Company’s Current Reports on Form 8-K, dated July 26, 2006 and August 8, 2006 and in the Company’s proxy statement dated August 3, 2007.

Under the terms of their amended and restated employment agreements, the base salaries of Messrs. Yerington and Heimbouch are $500,000 and $475,000, respectively, and Messrs. Yerington’s and Heimbouch’s annual performance bonus target as a percentage of his base salary is 120% and 100%, respectively. Each employment agreement has an initial term of three years, with an automatic extension of successive one year terms.

Mr. Yerington’s employment agreement also provides that Mr. Yerington will continue to serve as a member of the Board of Directors of the Company during each year of his employment, subject to re-election. The Company is required to re-nominate Mr. Yerington for election for additional terms of service on the Board of Directors during each year of his employment. Mr. Yerington will resign from the Board of Directors upon termination of employment.

A copy of the amended and restated employment agreements for Messrs. Yerington and Heimbouch are included as Exhibits 10.10 and 10.11, respectively, to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits.

Exhibits: We have filed the following exhibits in connection with this report:

Exhibit No.	Description of Document
2.1*	Asset Purchase Agreement, dated September 27, 2007, by and among Tax Services of America, Inc., Smart Tax of Georgia Inc., and each of the shareholders of Smart Tax of Georgia, Inc.

2.2*	Asset Purchase Agreement, dated September 27, 2007, by and among Tax Services of America, Inc., Smart Tax, Inc., and each of the shareholders of Smart Tax, Inc.

2.3*	Asset Purchase Agreement, dated September 27, 2007, by and among Tax Services of America, Inc., Sofar, Inc., and each of the shareholders of Sofar, Inc.

3.1	Amended and Restated By-Laws of Jackson Hewitt Tax Service Inc.

4.1	Form of Common Stock Certificate.

10.1*	Program Agreement, dated September 19, 2007, between Jackson Hewitt Inc. and Republic Bank & Trust Company.

10.2*	Technology Services Agreement, dated September 19, 2007, between Jackson Hewitt Technology Services LLC and Republic Bank & Trust Company.

10.3*	Amended and Restated Program Agreement, dated September 21, 2007, between Jackson Hewitt Inc. and Santa Barbara Bank & Trust.

10.4*	Amended and Restated Technology Services Agreement, dated September 21, 2007, between Jackson Hewitt Technology Services LLC and Santa Barbara Bank & Trust.

10.5*	Amended and Restated Program Agreement, dated October 8, 2007, between Jackson Hewitt Inc. and HSBC Taxpayer Financial Services Inc. and Beneficial Franchise Company, Inc.

10.6*	Amended and Restated Technology Services Agreement, dated October 8, 2007, between Jackson Hewitt Technology Services LLC and HSBC Taxpayer Financial Services Inc.

10.7	Form of Executive Officer Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan.

10.8	Separation Agreement and General Release, dated October 18, 2007, by and between Jackson Hewitt Tax Service Inc. and Michael D. Lister

10.9	First Amendment to Amended and Restated Credit Agreement, dated October 31, 2007, among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc. and Hewfant, Inc., as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as co-Syndication Agents, and JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as co-Documentation Agents.

10.10	Amended and Restated Employment Agreement between Jackson Hewitt Tax Service Inc. and Michael C. Yerington, effective as of December 4, 2007

10.11	Amended and Restated Employment Agreement between Jackson Hewitt Tax Service Inc. and Mark L. Heimbouch, effective as of December 4, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 7, 2007.

JACKSON HEWITT TAX SERVICE INC.

By:

/s/ MICHAEL C. YERINGTON
Michael C. Yerington
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MARK L. HEIMBOUCH
Mark L. Heimbouch
Senior Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)