Form 10-Q
period 2008-01-31
JACKSON HEWITT TAX SERVICE INC
filed 2008-03-10
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐

Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock was 28,425,740 (net of 10,440,491 shares held in treasury) as of February 29, 2008.

JACKSON HEWITT TAX SERVICE INC.

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of
	January 31, 2008	April 30, 2007
Assets
Current assets:
Cash and cash equivalents	$510	$1,693
Accounts receivable, net of allowance for doubtful accounts of $2,568 and $1,279, respectively	64,206	17,519
Notes receivable, net	7,277	5,544
Prepaid expenses and other	20,307	11,421
Deferred income taxes	559	1,933

Total current assets	92,859	38,110

Property and equipment, net	33,838	35,194
Goodwill	414,911	393,208
Other intangible assets, net	86,810	84,793
Notes receivable, net	9,767	5,001
Other non-current assets, net	17,302	17,235

Total assets	$655,487	$573,541

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$55,151	$31,452
Income taxes payable	14,860	58,905
Deferred revenues	8,414	10,038

Total current liabilities	78,425	100,395

Long-term debt	351,000	127,000
Deferred income taxes	27,925	31,206
Other non-current liabilities	11,496	11,450

Total liabilities	468,846	270,051

Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.01; Authorized: 200,000,000 shares; Issued: 38,865,844 and 38,069,726 shares, respectively	388	381
Additional paid-in capital	381,839	359,469
Retained earnings	105,680	146,962
Accumulated other comprehensive income (loss)	(2,755)	348
Less: Treasury stock, at cost: 10,260,691 and 6,953,545 shares, respectively	(298,511)	(203,670)

Total stockholders’ equity	186,641	303,490

Total liabilities and stockholders’ equity	$655,487	$573,541

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Revenues
Franchise operations revenues:
Royalty	$27,132	$32,017	$28,464	$33,359
Marketing and advertising	12,161	14,338	12,736	14,934
Financial product fees	24,451	30,019	29,777	34,506
Other	3,170	3,833	6,554	8,565
Service revenues from company-owned office operations	30,641	34,239	31,545	35,098

Total revenues	97,555	114,446	109,076	126,462

Expenses
Cost of franchise operations	8,135	8,220	26,197	24,173
Marketing and advertising	22,620	25,030	31,330	31,327
Cost of company-owned office operations	20,727	19,264	33,242	29,963
Selling, general and administrative	8,509	10,018	39,789	26,822
Depreciation and amortization	3,352	3,134	9,946	9,100

Total expenses	63,343	65,666	140,504	121,385

Income (loss) from operations	34,212	48,780	(31,428)	5,077
Other income/(expense):
Interest and other income	421	639	1,369	1,305
Interest expense	(4,621)	(3,576)	(11,112)	(7,416)

Income (loss) before income taxes	30,012	45,843	(41,171)	(1,034)
Provision for (benefit from) income taxes	11,765	18,305	(16,139)	(413)

Net income (loss)	$18,247	$27,538	$(25,032)	$(621)

Earnings (loss) per share:
Basic	$0.61	$0.84	$(0.83)	$(0.02)

Diluted	$0.61	$0.83	$(0.83)	$(0.02)

Weighted average shares outstanding:
Basic	29,690	32,614	30,041	33,710

Diluted	30,061	33,235	30,041	33,710

Cash dividends declared per share:	$0.18	$0.12	$0.54	$0.36

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended January 31,
	2008	2007
Operating activities:
Net loss	$(25,032)	$(621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,946	9,100
Amortization of Gold Guarantee product	(1,837)	(1,825)
Amortization of development advances	1,190	952
Provision for uncollectible receivables, net	1,360	1,255
Stock-based compensation	6,468	3,065
Deferred income taxes	1,374	(417)
Excess tax benefits on stock options exercised	(3,881)	(974)
Other	152	225
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(48,997)	(47,549)
Notes receivable	(1,729)	(2,699)
Prepaid expenses and other	(11,142)	(7,205)
Accounts payable, accrued and other liabilities	1,122	(932)
Income taxes payable	(46,548)	(24,612)
Deferred revenues	2,332	3,987

Net cash used in operating activities	(115,222)	(68,250)

Investing activities:
Capital expenditures	(5,163)	(7,920)
Funding provided to franchisees, net of repayments	(8,532)	(5,769)
Cash paid for acquisitions	(17,101)	(3,828)

Net cash used in investing activities	(30,796)	(17,517)

Financing activities:
Common stock repurchases	(94,841)	(104,541)
Borrowings under revolving credit facilities	412,000	240,000
Repayment of borrowings under revolving credit facilities	(188,000)	(37,000)
Dividends paid to stockholders	(16,226)	(11,996)
Proceeds from stock options exercised	12,004	2,800
Excess tax benefits on stock options exercised	3,881	974
Debt issuance costs	(110)	(561)
Change in cash overdrafts	16,127	—

Net cash provided by financing activities	144,835	89,676

Net increase/(decrease) in cash and cash equivalents	(1,183)	3,909
Cash and cash equivalents, beginning of period	1,693	15,150

Cash and cash equivalents, end of period	$510	$19,059

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

Certain prior period amounts have been reclassified to conform to the current period presentation with no effect on previously reported net income (loss) or stockholders’ equity.

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net income (loss) from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net income (loss)	$18,247	$27,538	$(25,032)	$(621)
Changes in fair value of derivatives	(2,792)	218	(3,103)	(224)

Total comprehensive income (loss)	$15,455	$27,756	$(28,135)	$(845)

Computation of earnings (loss) per share

Basic earnings (loss) per share is calculated as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by an adjusted weighted average number of common shares outstanding during the period assuming conversion of potentially dilutive securities arising from unvested restricted stock and stock options outstanding. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period.

At January 31, 2008, there were 1,136,700 outstanding stock options that had exercise prices higher than the average market price for the third quarter of fiscal 2008 and were thus excluded from the computation of diluted loss per share. For the three months ended January 31, 2007, no securities were considered antidilutive (and excluded from the computation of diluted loss per share) as no outstanding stock options at January 31, 2007 had exercise prices higher than the average market price.

For the nine months ended January 31, the following securities were considered antidilutive and therefore were excluded from the computation of diluted loss per share:

	2008	2007
Number of antidilutive stock options outstanding at January 31	1,354,999	2,786,203

Number of antidilutive shares of restricted stock outstanding at January 31	22,651	—

Total	1,377,650	2,786,203

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the implementation of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The remainder of SFAS No. 157 is effective for the Company beginning May 1, 2009. The aspects that have been deferred by FSP FAS 157-2 will be effective for the Company beginning May 1, 2010. The Company is currently assessing the potential impact on its Consolidated Financial Statements of adopting SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the Company beginning May 1, 2008. The Company is currently assessing the potential impact on its Consolidated Financial Statements of adopting SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the Company as of the beginning of fiscal 2009 and will then be applied prospectively to business combinations that have an acquisition date on or after May 1, 2009. The Company is currently assessing the potential impact on its Consolidated Financial Statements of adopting SFAS 141R.

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

The Company recognizes revenues on the fixed annual fees during the tax season in the third and fourth fiscal quarters, as well as variable fees upon the attainment of certain contractual growth thresholds. During tax season 2008, Republic, SBBT and HSBC will collectively provide financial products to the entire network of Jackson Hewitt Tax Service offices. The Company expects that, in accordance with the terms of their respective agreements, that during tax seasons 2009 and 2010, Republic and SBBT will collectively provide financial products to the entire network of Jackson Hewitt Tax Service offices. SBBT will provide a majority of the financial products in each of the tax seasons 2008 through 2010.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2007	$336,767	$56,441	$393,208
Additions (Note 7)	—	21,703	21,703

Balance as of January 31, 2008	$336,767	$78,144	$414,911

Other intangible assets consisted of:

	As of January 31, 2008			As of April 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(15,473)	$579	$16,052	$(14,394)	$1,658
Customer relationships(b)	10,759	(7,553)	3,206	8,913	(6,778)	2,135

Total amortizable other intangible assets	$26,811	$(23,026)	3,785	$24,965	$(21,172)	3,793

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000
Reacquired franchise rights (Note 7)			2,025			—

Total unamortizable other intangible assets			83,025			81,000

Total other intangible assets, net			$86,810			$84,793

(a)	Amortized over a period of 10 years.
(b)	Consists of customer lists and non-compete agreements, which are amortized over a period of two to seven years.

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2007	$82,658	$2,135	$84,793
Additions (Note 7)	2,025	1,846	3,871
Amortization	(1,079)	(775)	(1,854)

Balance as of January 31, 2008	$83,604	$3,206	$86,810

Amortization expense relating to other intangible assets was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
	(In thousands)
Franchise agreements	$275	$401	$1,079	$1,203
Customer relationships	312	271	775	826

Total	$587	$672	$1,854	$2,029

Estimated amortization expense related to other intangible assets for each of the respective periods in the fiscal periods ended April 30 is as follows:

Amount
(In thousands)
Remaining three months in fiscal 2008	$337
2009	1,184
2010	881
2011	680
2012	449
2013 and thereafter	254

Total	$3,785

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

The Company incurred stock compensation expense of $1.0 million and $6.2 million in the three and nine months ended January 31, 2008, respectively, and $1.0 million and $2.8 million in the three and nine months ended January 31, 2007, respectively, in connection with the vesting of employee stock options. For the nine months ended January 31, 2008, stock-based compensation expense includes $2.9 million related to the accelerated vesting of 415,894 stock options attributed to the departure of the Company’s former Chief Executive Officer.

The weighted average grant date fair value for each Jackson Hewitt stock option granted during the nine months ended January 31, 2008 and January 31, 2007 was $8.86 and $11.50, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses the method permitted under SEC Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107, “Share-Based Payment,” to determine the expected holding period and will continue to do so until the Company is able to accumulate a sufficient number of years of employee exercise behavior from the date of the Company’s initial public offering in June 2004 to make a more refined estimate of expected term. Expected volatility was based on the Company’s historical publicly-traded stock price. The risk-free interest rate assumption was determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected holding period of the award being valued.

The following table sets forth the weighted average assumptions used to determine compensation cost for stock options granted during the nine months ended January 31, 2008 and January 31, 2007, respectively:

	Nine Months Ended January 31,
	2008	2007
Expected holding period (in years)	6.50	6.25
Expected volatility	30.7%	32.0%
Dividend yield	2.4%	1.5%
Risk-free interest rate	4.7%	5.0%

The following table summarizes information about stock option activity for the nine months ended January 31, 2008:

	Number of Stock Options	Weighted Average Exercise Price
Balance as of April 30, 2007	2,777,511	$20.86
Granted	732,262	$29.64
Exercised	(773,467)	$15.52
Forfeited	(244,101)	$25.91
Expired	(506)	$17.00

Balance as of January 31, 2008	2,491,699	$24.61

Exercisable as of January 31, 2008	978,879	$20.52

The aggregate intrinsic value ascribed to the stock options exercised during the nine months ended January 31, 2008 and January 31, 2007 was $12.7 million and $3.2 million, respectively.

Outstanding stock options as of January 31, 2008 had an aggregate intrinsic value of $4.5 million and an average remaining contractual life of 7.4 years. Exercisable stock options as of January 31, 2008 had an aggregate intrinsic value of $3.3 million and an average remaining contractual life of 5.9 years. As of January 31, 2008, there were 2,378,238 outstanding stock options vested or expected to vest (the awards, net of estimated forfeitures, for which compensation cost is being recognized) which had a weighted average exercise price of $24.48, aggregate intrinsic value of $4.4 million and an average remaining contractual life of 7.4 years. The aggregate intrinsic values discussed in this paragraph represent the total pre-tax intrinsic value based on the Company’s stock price as of January 31, 2008, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date.

The following table summarizes information about unvested stock option activity for the nine months ended January 31, 2008:

	Number of Stock Options	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2007	1,642,519	$8.02
Granted	732,262	$8.86
Vested	(617,860)	$7.37
Forfeited	(244,101)	$8.41

Unvested as of January 31, 2008	1,512,820	$8.63

As of January 31, 2008, there was $8.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.4 years. The total fair value of stock options vested during the nine months ended January 31, 2008 and January 31, 2007 was $4.6 million and $2.8 million, respectively.

Restricted Stock

In October 2007, the Company granted 22,651 shares of restricted stock to certain key employees. Compensation expense related to the fair value of these awards is recognized on a straight-line basis over the requisite service period based on those restricted stock grants that are expected to ultimately vest. The fair value was measured by the New York Stock Exchange closing price of the Company’s common stock on the date of grant. One third of the shares of restricted stock will vest on each of the first three anniversaries of the date of grant, subject to continued employment on the vesting date. In the nine months ended January 31, 2008, the Company incurred stock-based compensation expense of $0.1 million in connection with the vesting of the restricted stock.

Restricted Stock Units

The Company incurred stock-based compensation expense of $0.1 million and $0.3 million in the three and nine months ended January 31, 2008, respectively, and $0.1 million and $0.2 million in the three and nine months ended January 31, 2007 in connection with the issuance of fully vested and non-forfeitable restricted stock units (“RSUs”) to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services. In the nine months ended January 31, 2008, the Company granted 10,803 RSUs at an average grant price of $26.44 resulting in 56,651 RSUs outstanding as of January 31, 2008 with a weighted average grant price of $23.68.

Share Repurchases

During the nine months ended January 31, 2008, the Company repurchased 3,307,146 shares of its common stock totaling $94.8 million under the current $200.0 million multi-year share repurchase program. As of January 31, 2008, the Company had repurchased 5,401,735 shares of its common stock totaling $162.2 million under its $200.0 million multi-year share repurchase program and had $37.8 million remaining available under this program. During the nine months ended January 31, 2007, the Company repurchased 3,168,459 shares of the Company’s common stock totaling $104.5 million under the current and previous repurchase programs.

The Company uses the cost method to account for such repurchases, which to date have been made in the open market. None of the Company’s repurchased shares have been retired as of January 31, 2008.

6. CREDIT FACILITY

On October 31, 2007, the Company amended its five-year unsecured credit facility (the “Amended and Restated $450 Million Credit Facility”) to revise the calculation of the maximum consolidated leverage ratio, which is the ratio of consolidated debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization, each as defined in the Amended and Restated $450 Million Credit Facility. As amended, consolidated debt will now be measured on a trailing four-quarter basis as opposed to using the most recent quarter-end debt figure in the calculation. This change provides the Company with additional borrowing capacity at the Company’s seasonal borrowing peak. As of January 31, 2008, the Company had $351.0 million outstanding under the Amended and Restated $450 Million Credit Facility. As of January 31, 2008, the Company is not aware of any instances of non-compliance with the financial or restrictive covenants contained in the Amended and Restated $450 Million Credit Facility.

7. ACQUISITIONS

Assets acquired and liabilities assumed in business combinations were recorded on the Condensed Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. The results of operations of businesses acquired by the Company have been included in the Condensed Consolidated Statements of Operations since their respective dates of acquisition.

On October 4, 2007, the Company acquired substantially all of the assets of the tax return preparation businesses in the Atlanta, Chicago, and Detroit markets (collectively, the “Acquisitions”) from a former franchisee and began operating those stores as company-owned locations beginning in the 2008 tax season. Total consideration that the Company will pay for the Acquisitions is $19.1 million in cash, with fifty percent paid at closing and the remainder to be paid nine months after the closing date of which $9.5 million is included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets as of January 31, 2008. The total consideration includes a $0.4 million charge related to the termination of franchise agreements with 12% royalty rates and $18.7 million for the aggregate purchase price, which has been allocated (i) $1.3 million to fixed assets, (ii) $1.5 million to reacquired rights under franchise agreements, and (iii) $15.9 million to goodwill. The settlement loss from unfavorable franchise rights, included in the accompanying Condensed Consolidated Statements of Operations for the nine months ended January 31, 2008, was recognized in accordance with Emerging Issues

Task Force Issue 04-1 that requires any preexisting business relationship between parties to a business combination be evaluated and accounted for separately. Under this accounting guidance, the franchise agreements acquired in the Acquisitions with royalty rates below the current 15% royalty rate that the Company receives on new franchise agreements were required to be valued and recognized as an expense and excluded from the purchase price paid for the Acquisitions. The amount charged to expense represents the estimated amount by which the 12% royalty rate is lower than the 15% royalty rate over the remaining life of the respective franchise agreements. The reacquired franchise rights represent the exclusive right to operate the tax return preparation businesses under the Jackson Hewitt brand that the Company had granted to the former franchisee. The life of these reacquired rights was determined to be commensurate with the life of the Company’s existing trade name. The amount allocated to the reacquired rights represents the current fair market value and has been recorded as an indefinite-lived intangible asset on the Condensed Consolidated Balance Sheet as of January 31, 2008.

In addition to the above acquisitions, in the nine months ended January 31, 2008, the Company acquired 12 other tax return preparation businesses for a total purchase price of $8.6 million, of which $6.3 million was paid at the closings. The total purchase prices have been allocated (i) $0.3 million to fixed assets, (ii) $2.4 million to intangible assets (including $0.6 million in reacquired franchise rights) and (iii) $5.9 million to goodwill. Payment of $0.4 million in accrued purchase price obligations includes the requirement that the acquired entities achieve specified revenue levels during the 2008 tax season.

In the nine months ended January 31, 2007, the Company acquired five tax return preparation businesses for a total purchase price of $4.3 million.

The Company’s acquisitions in the periods presented were not significant to the Company’s financial position, results of operations or cash flows either individually or in the aggregate. All goodwill associated with the acquisitions was allocated to the company-owned office operations segment and is deductible for tax purposes.

8. INTEREST RATE HEDGES

In November 2007, the Company entered into interest rate swap agreements with financial institutions to convert an additional notional amount of $50.0 million of floating-rate borrowings into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. Under these interest rate swap agreements, which became effective in November 2007 and expire in October 2011, the Company receives a floating interest rate based on the three-month LIBOR (in arrears) and pays a fixed interest rate averaging 4.5%. These interest rate swap agreements were determined to be cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 149. Since inception, no amounts have been recognized in the results of operations due to ineffectiveness of any of the interest rate hedges.

9. INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties.

The Company adopted the provisions of FIN 48 on May 1, 2007. Upon the adoption of FIN 48, the Company had no cumulative effect adjustment to retained earnings and no liability for unrecognized tax benefits. As of and for the three and nine months ended January 31, 2008, respectively, the Company had no liability for unrecognized tax benefits nor any interest or penalties recognized related to unrecognized tax benefits. The Company does not expect any significant changes to the total amount of unrecognized tax benefits within twelve months of the current reporting date. In accordance with its policy, the Company recognizes any interest and penalties related to uncertain tax positions as a component of income tax expense.

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

	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Three months ended January 31, 2008
Revenues	$66,914	$30,641	$—	$97,555

Income (loss) before income taxes	$35,405	$5,716	$(11,109)	$30,012

Three months ended January 31, 2007
Revenues	$80,207	$34,239	$—	$114,446

Income (loss) before income taxes	$46,721	$10,853	$(11,731)	$45,843

	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Nine months ended January 31, 2008
Revenues	$77,531	$31,545	$—	$109,076

Income (loss) before income taxes	$13,300	$(9,761)	$(44,710)	$(41,171)

Nine months ended January 31, 2007
Revenues	$91,364	$35,098	$—	$126,462

Income (loss) before income taxes	$29,842	$(2,709)	$(28,167)	$(1,034)

(a)	Corporate and other expenses include unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as stock-based compensation.

11. COMMITMENTS AND CONTINGENCIES

Guarantees

As of January 31, 2008, the Company had outstanding a $0.5 million irrevocable letter of credit under the Amended and Restated $450 Million Credit Facility. The requirement to maintain this irrevocable letter of credit will terminate in May 2008 as provided under the Company’s lease agreement for its corporate headquarters in Parsippany, New Jersey.

The Company is required to provide various types of surety bonds, such as tax return preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations to third parties. These bonds vary in duration although most are issued and outstanding from one to two years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $1.9 million as of January 31, 2008. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company, through TSA, provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require in certain circumstances the Company to pay penalties and interest assessed by a taxing authority. The Company has a liability of $0.1 million as of January 31, 2008 and April 30, 2007, respectively, for the fair value of the obligation undertaken in issuing the guarantee. Such liabilities were included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee® product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

The transitional agreement with Cendant provides that the Company continues to indemnify Cendant and its affiliates against potential losses based on, arising out of or resulting from, among other things, claims by third parties relating to the ownership or the operation of the Company’s assets or properties and the operation or conduct of the Company’s business, whether in the past or future, including any currently pending litigation against Cendant and any claims arising out of or relating to the Company’s IPO. Additionally, the transitional agreement provides that the Company is responsible for the respective tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries relating to all taxable periods. Accordingly, the Company is required to indemnify Cendant and its subsidiaries against any such tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries. While there have not been any indemnification claims against the Company under these arrangements since the Company’s IPO, the Company could be obligated to make payments in the future. See Footnote 8 for additional information.

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

Legal Proceedings

On March 18, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against Santa Barbara Bank & Trust (“SBB&T”) and the Company in the Superior Court of California (Santa Barbara, following a transfer from San Francisco) seeking declaratory relief in connection with the provision of RALs, as to the lawfulness of the practice of cross-lender debt collection, as to the validity of SBB&T’s cross-lender debt collection provision and as to whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent, and seeking injunctive relief, restitution, disgorgement, compensatory damages, statutory damages, punitive damages, attorneys’ fees, and expenses. The Company is a party in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T. The trial court granted a motion for judgment on the pleadings by SBB&T and third-party bank defendants on federal preemption grounds, and stayed all other proceedings pending appeal. The California Court of Appeal reversed the trial court’s preemption decision. The California Supreme Court denied review. SBB&T and third-party banks moved in the California Court of Appeal to stay a return to the lower Court pending a decision by the United States Supreme Court to hear the matter. On June 4, 2007, the United States Supreme Court denied the motion to hear the matter, and the purported class action suit is proceeding in the trial court. A class certification hearing has been scheduled for July 30, 2008. The Company believes it has meritorious defenses and is contesting this matter vigorously. On December 18, 2003, Ms. Hood also filed a separate suit against the Company in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. The allegations of negligence, breach of fiduciary duty, and violation of certain Ohio law relate to the same set of facts as the California action. Plaintiff seeks equitable and declaratory relief, damages, attorneys’ fees, and expenses. The case is in its discovery and pretrial stage. The Company believes it has meritorious defenses and is contesting this matter vigorously.

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

On January 17, 2008, an attorney with the New York State Division of Human Rights (the “Division”) filed with the Division a Division-initiated administrative complaint against the Company for allegedly marketing loan products to individuals in New York based on their race and military status in violation of New York State’s Human Rights Law, and seeking injunctive and other relief. On February 19, 2008, the Company filed a response to the complaint with the Division. The Division is undertaking an investigation to determine whether to commence an administrative hearing. The Company believes it has meritorious defenses and is contesting this matter vigorously in the investigative process and in any administrative hearing that will occur in the Division.

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

12. SUBSEQUENT EVENT

Declaration of Dividend

On March 6, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share of common stock, payable on April 15, 2008, to common stockholders of record on March 28, 2008.

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

Jackson Hewitt Tax Service Inc. is the second largest paid individual tax return preparer in the United States based upon the number of individual tax returns prepared and filed with the Internal Revenue Service (“IRS”). As of January 31, 2008, our network consisted of 6,788 franchised and company-owned offices and prepared 1.21 million returns year-to-date. Our revenues consist of fees paid by our franchisees, service revenues earned at company-owned offices and financial product fees. “Jackson Hewitt,” “the Company,” “we,” “our,” and “us” are used interchangeably in this report to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

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

Recent Developments

We concluded the following notable events during the nine months ended January 31, 2008:

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

Additionally, we cooperated fully with the IRS in its examination of our internal tax return preparation compliance systems and processes and on September 20, 2007, we reached an agreement with the IRS resolving its audit of us. In connection with closing the audit, we agreed to make a voluntary compliance payment of $1.5 million, which is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The Internal Review’s examination resulted in recommendations which were implemented for the 2008 tax season and enhanced certain systems and processes, including the development of additional compliance requirements such as enhanced monitoring tools and increased training of franchisees and tax return preparers.

Acquisitions

On October 4, 2007, we acquired substantially all of the assets of the tax return preparation businesses in the Atlanta, Chicago, and Detroit markets (collectively, the “Acquisitions”) from the franchisee named in the DOJ Lawsuits and we are operating these stores as company-owned locations. Total consideration for the Acquisitions is $19.1 million in cash, with fifty percent paid at closing and the remainder to be paid nine months after the closing date. We expect that these businesses, which generated approximately $14 million in revenues for the franchisee last year, will be accretive to our earnings in the current fiscal year.

In addition to the above acquisitions, in the nine months ended January 31, 2008, we acquired 12 other tax return preparation businesses for a total purchase price of $8.6 million.

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

For tax season 2008, Republic, SBBT and HSBC collectively provide financial products to the entire network of Jackson Hewitt Tax Service offices. During tax seasons 2009 and 2010, Republic and SBBT will collectively provide financial products to the entire network of Jackson Hewitt Tax Service offices. SBBT will provide a majority of the financial products in each of the tax seasons 2008 through 2010.

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

Effective January 2, 2008, Daniel P. O’Brien was hired as our Executive Vice President, Chief Financial Officer and Treasurer.

RESULTS OF OPERATIONS

Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

Consolidated Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenues
Franchise operations revenues:
Royalty	$27,132	$32,017	$28,464	$33,359
Marketing and advertising	12,161	14,338	12,736	14,934
Financial product fees	24,451	30,019	29,777	34,506
Other	3,170	3,833	6,554	8,565
Service revenues from company-owned office operations	30,641	34,239	31,545	35,098

Total revenues	97,555	114,446	109,076	126,462

Expenses
Cost of franchise operations	8,135	8,220	26,197	24,173
Marketing and advertising	22,620	25,030	31,330	31,327
Cost of company-owned office operations	20,727	19,264	33,242	29,963
Selling, general and administrative	8,509	10,018	39,789	26,822
Depreciation and amortization	3,352	3,134	9,946	9,100

Total expenses	63,343	65,666	140,504	121,385

Income (loss) from operations	34,212	48,780	(31,428)	5,077
Other income/(expense):
Interest income	421	639	1,369	1,305
Interest expense	(4,621)	(3,576)	(11,112)	(7,416)

Income (loss) before income taxes	30,012	45,843	(41,171)	(1,034)
Provisions for (benefit from) income taxes	11,765	18,305	(16,139)	(413)

Net income (loss)	$18,247	$27,538	$(25,032)	$(621)

The following table presents selected key operating statistics for our franchise and company-owned office operations.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Offices:
Franchise operations	5,786	5,802	5,786	5,802
Company-owned office operations	1,002	724	1,002	724

Total offices—system	6,788	6,526	6,788	6,526

Tax returns prepared (in thousands):
Franchise operations	996	1,174	1,051	1,237
Company-owned office operations	151	154	155	158

Total tax returns prepared—system	1,147	1,328	1,206	1,395

Average revenues per tax return prepared:
Franchise operations (1)	$203.48	$203.59	$202.02	$201.22

Company-owned office operations (2)	$203.51	$222.49	$203.78	$221.42

Average revenues per tax return prepared—system	$203.49	$205.78	$202.24	$203.51

Financial products (in thousands) (3)	1,157	1,353	1,181	1,383

Average financial product fees per financial product (4)	$21.13	$22.19	$25.22	$24.95

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

(3)    Consists of refund anticipation loans, assisted refunds and Gold Guarantee products.

(4)    Calculated as revenues earned from financial product fees (as reflected in the Condensed Consolidated Statements of Operations) divided by the number of financial products.

Calculation of average revenues per tax return prepared in Franchise Operations:

(dollars in thousands, except per tax return data)	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Total revenues earned by our franchisees (A)	$202,672	$238,960	$212,261	$248,897

Average royalty rate (B)	13.39%	13.40%	13.41%	13.40%
Marketing and advertising rate (C)	6.00%	6.00%	6.00%	6.00%

Combined royalty and marketing and advertising rate (B plus C)	19.39%	19.40%	19.41%	19.40%

Royalty revenues (A times B)	$27,132	$32,017	$28,464	$33,359
Marketing and advertising revenues (A times C)	12,161	14,338	12,736	14,934

Total royalty and marketing and advertising revenues	$39,293	$46,355	$41,200	$48,293

Number of tax returns prepared by our franchisees (D)	996	1,174	1,051	1,237

Average revenues per tax return prepared by our franchisees (A divided by D)	$203.48	$203.59	$202.02	$201.22

Amounts may not recalculate precisely due to rounding differences.

Three Months Ended January 31, 2008 as Compared to Three Months Ended January 31, 2007

Total Revenues

Total revenues decreased $16.9 million, or 15%, in part due to a decrease of 0.2 million, or 14%, in the number of tax returns prepared. The decrease in the number of tax returns prepared was primarily attributable to (i) a general long-term shift in consumer behavior to later filing, (ii) the lack of a pre-season product which drove customer demand to other tax preparation companies that were willing to electronically file tax returns with paystub information, as opposed to the legally required Form W-2; and (iii) the continued references in the media to last year’s Department of Justice matter involving a former franchisee. Financial product fees decreased $5.6 million principally due to lower product counts. The fixed fee component of the financial product agreements are accounted for on a percentage of completion method over the tax season. The percentage of customers receiving a financial product during the quarter remained the same as in the prior year period. Furthermore, service revenues from company owned operations decreased $3.6 million, or 11%, in part due to a decrease in tax return volumes and the absence of revenue generated in the November/December time period. Partially offsetting the decrease in service revenues was revenue generated from the acquisition of approximately 150 offices from a former franchisee prior to tax season.

Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses decreased $2.3 million, or 4%. The more notable highlights were as follows:

Marketing and advertising: Marketing and advertising expenses decreased $2.4 million, or 10%, due to a reallocation of spending to later in the tax season.

Cost of company-owned office operations: Cost of company-owned office operations increased $1.5 million, or 8%, primarily due to increased labor and facilities expenses incurred to support the new offices opened during the past year. These costs were partially offset by lower expenses due to the later timing of store openings during the pre-season period.

Selling, general and administrative: Selling, general and administrative expenses decreased $1.5 million, or 15%, primarily due to the absence of $1.9 million in litigation related expenses in connection with the settlement of the California Attorney General and Pierre Brailsford matters regarding the origination of RALs between 2001 and 2005. Partially offsetting the overall decrease were consulting fees of $0.6 million incurred to support the Company’s strategic initiatives.

Other Income/(Expense)

Interest expense: Interest expense increased $1.0 million, or 29%, primarily due to a higher average debt balance resulting from the cumulative impact of share repurchase programs. Our average cost of debt was 5.6% and 6.0% in the three months ended January 31, 2008 and 2007, respectively.

Nine Months Ended January 31, 2008 as Compared to Nine Months Ended January 31, 2007

Total Revenues

Total revenues decreased $17.4 million, or 14%, primarily due to the reasons discussed in the three month comparison. The number of tax returns prepared by our network decreased 14% as compared to the same period last year. Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses increased $19.1 million, or 16%. The more notable highlights were as follows:

Cost of franchise operations: Cost of franchise operations increased $2.0 million, or 8%, primarily due to (i) higher technology related expenses of $0.6 million; (ii) the cumulative growth in the Gold Guarantee program of $0.6 million; and (iii) a $0.4 million charge related to the termination of franchisee agreements in connection with the acquisition of a former franchisee’s businesses in Atlanta, Chicago, and Detroit.

Marketing and advertising: Marketing and advertising expenses remained essentially unchanged. Contributing to this was an increase in spending due to a previously disclosed change in contractual agreements under which advertising extends throughout the fiscal year rather than primarily during the tax season as under the prior agreement. Offsetting this increase was a reallocation of spending to later in the tax season based on a general long-term shift in customer behavior to later filing.

Cost of company-owned office operations: Cost of company-owned office operations increased $3.3 million, or 11%, primarily due to the reasons discussed in the three month comparison.

Selling, general and administrative: The increase in selling, general and administrative expenses of $13.0 million, or 48%, was primarily due to (i) management severance of $6.1 million including a $5.7 million charge related to the departure of our former Chief Executive Officer; (ii) Internal Review expenses of $5.8 million which includes $4.3 million in professional fees and a $1.5 million voluntary compliance payment to the IRS; (iii) higher personnel related expenses of $1.0 million; (iv) higher consulting fees of $0.9 million incurred to support our strategic initiatives; (v) higher legal-related expenses of $0.7 million; (vi) higher stock-based compensation of $0.5 million due to additional equity awards granted in the nine months ended January 31, 2008; and (vii) higher technology related expenses of $0.4 million. These expenses were partially offset by the absence of a $1.9 million in litigation related expenses and lower commission expense of $0.9 million resulting from the decrease in the number of territories sold.

Other Income/(Expense)

Interest expense: Interest expense increased $3.7 million, or 50%, for the reasons discussed in the three month comparison. Our average cost of debt was 5.9% and 6.1% in the nine months ended January 31, 2008 and 2007, respectively.

Segment Results and Corporate and Other

Franchise Operations

Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenues
Royalty	$27,132	$32,017	$28,464	$33,359
Marketing and advertising	12,161	14,338	12,736	14,934
Financial product fees	24,451	30,019	29,777	34,506
Other	3,170	3,833	6,554	8,565

Total revenues	66,914	80,207	77,531	91,364

Expenses
Cost of operations	8,135	8,220	26,197	24,173
Marketing and advertising	20,260	22,357	28,461	28,092
Selling, general and administrative	1,057	1,025	3,080	3,274
Depreciation and amortization	2,411	2,443	7,587	6,974

Total expenses	31,863	34,045	65,325	62,513

Income from operations	35,051	46,162	12,206	28,851
Other income/(expense):
Interest income	354	559	1,094	991

Income before income taxes	$35,405	$46,721	$13,300	$29,842

Three Months Ended January 31, 2008 as Compared to Three Months Ended January 31, 2007

Total Revenues

Total revenues decreased $13.3 million, or 17%. The more notable highlights were as follows:

Royalty and marketing and advertising: Royalty revenues decreased $4.9 million, or 15%, and marketing and advertising revenues decreased $2.2 million, or 15%, both primarily due to a 0.2 million, or 15%, decrease in the number of tax returns prepared by our franchisees. The average revenues earned per tax return prepared remained relatively unchanged as compared to the same quarter last year.

Financial product fees: Financial product fees decreased $5.6 million, or 19%, principally due to lower financial product counts as compared to the same quarter last year. The fixed fee component of the financial product agreements are accounted for on a percentage of completion method over the tax season. The percentage of customers receiving a financial product during the quarter remained the same as in the prior year period. In the three months ended January 31, 2008, under the agreements executed in the second quarter of this year, we recognized revenues of $22.0 million compared to $27.7 in the same period last year.

Other revenues: Other revenues decreased $0.7 million, or 17%, primarily due to a decrease of $0.3 million in electronic filing fees that resulted from the decrease in the number of tax returns prepared by the franchisees. Other revenues included the sale of 30 territories as compared to 32 in the same period last year.

Total Expenses

Total operating expenses decreased $2.2 million, or 6%. The more notable highlights were as follows:

Marketing and advertising: Marketing and advertising expenses decreased $2.1 million, or 9%, for the reasons discussed in the Consolidated Results of Operations.

Nine Months Ended January 31, 2008 as Compared to Nine Months Ended January 31, 2007

Total Revenues

Total revenues decreased $13.8 million, or 15%. The more notable highlights were as follows:

Royalty and marketing and advertising: Royalty revenues decreased $4.9 million, or 15%, and marketing and advertising revenues decreased $2.2 million, or 15%, primarily due to the same reasons discussed in the three month comparison.

Financial product fees: Financial product fees decreased $4.7 million, or 14%, primarily due to the reasons discussed in the three month comparison. In the nine months ended January 31, 2008, financial product fees under the financial product agreements executed in the second quarter of this year were $22.3 million as compared to $27.6 million in the same period last year.

Other revenues: Other revenues decreased $2.0 million, or 23%, primarily due to a decrease of $1.4 million in territory sales as compared in the same period last year and a decrease of $0.3 million in electronic filing fees that resulted from the decrease in the number of tax returns prepared by the franchisees. Other revenues included the sale of 123 territories as compared to 183 in the same period last year.

Total Expenses

Total operating expenses increased $2.8 million, or 5%. The more notable highlights were as follows:

Cost of operations: Cost of operations increased $2.0 million, or 8%, for the reasons discussed in the Consolidated Results of Operations.

Marketing and advertising: Marketing and advertising expenses increased $0.4 million, or 1%, for the reasons discussed in the Consolidated Results of Operations. Franchise Operations recognized marketing and advertising expenses equal to 6% of total revenues earned by our franchisees.

Selling, general and administrative: Selling, general and administrative decreased $0.2 million, or 6%, primarily due to lower sales commission of $1.0 million related to the decrease in territory sales partially offset by higher personnel related costs of $0.8 million.

Depreciation and amortization: Depreciation and amortization increased $0.6 million, or 9%, primarily due to cumulative growth in capital expenditures.

Company-Owned Office Operations

Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenues
Service revenues from operations	$30,641	$34,239	$31,545	$35,098

Expenses
Cost of operations	20,727	19,264	33,242	29,963
Marketing and advertising	2,360	2,673	2,869	3,235
Selling, general and administrative	897	758	2,836	2,483
Depreciation and amortization	941	691	2,359	2,126

Total expenses	24,925	23,386	41,306	37,807

Income (loss) from operations	5,716	10,853	(9,761)	(2,709)

Income (loss) before income taxes	$5,716	$10,853	$(9,761)	$(2,709)

Three Months Ended January 31, 2008 as Compared to Three Months Ended January 31, 2007

Revenues

Service revenues from operations decreased $3.6 million, or 11%, in part due to lower tax return volumes and the absence of revenues previously generated in the November/December time period. Partially offsetting the decrease in service revenues were revenues generated from the acquisition of approximately 150 offices from a former franchisee prior to tax season. The average revenue earned per tax return was $203.51 as compared to $222.49 during the same quarter last year.

Total Expenses

Total operating expenses increased $1.5 million, or 7%. The more notable highlights were as follows:

Cost of company-owned office operations: Cost of company owned operations increased $1.5 million, or 8%, for the reasons discussed in the Consolidated Results of Operations.

Marketing and advertising: Marketing and advertising decreased $0.3 million or 12%, due to the reallocation of spending to later in the tax season based on a general long-term shift in customer behavior to later filing.

Nine Months Ended January 31, 2008 as Compared to Nine Months Ended January 31, 2007

Revenues

Service revenues from operations decreased $3.6 million, or 10%, for the reasons discussed in the three month comparison.

Total Expenses

Expenses increased $3.5 million, or 9%. The more notable highlights were as follows:

Cost of company-owned office operations: Cost of company owned operations increased $3.3 million, or 11%, for the reasons discussed in the three month comparison.

Marketing and advertising: Marketing and advertising decreased $0.4 million or 11%, for the reasons discussed in the three month comparison.

Corporate and Other

Corporate and other expenses include unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as stock-based compensation.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Expenses (a)
General and administrative	$5,205	$5,289	$18,361	$16,127
Stock-based compensation	1,093	1,073	3,559	3,065
Internal Review	257	—	5,845	—
Severance	—	—	6,108	—
Litigation related expenses	—	1,873	—	1,873

Total expenses	6,555	8,235	33,873	21,065

Loss from operations	(6,555)	(8,235)	(33,873)	(21,065)
Other income/(expense):
Interest income	67	80	275	314
Interest expense	(4,621)	(3,576)	(11,112)	(7,416)

Loss before income taxes	$(11,109)	$(11,731)	$(44,710)	$(28,167)

(a)	Included in selling, general and administrative in the Condensed Consolidated Statements of Operations.

Three Months Ended January 31, 2008 as Compared to Three Months Ended January 31, 2007

Loss from Operations

Loss from operations decreased $1.7 million, or 20%, primarily due to the absence of $1.9 million in litigation related expenses, as discussed in the Consolidated Results of Operations.

Other income/(expense)

Interest expense increased for the reasons discussed in Consolidated Results of Operations.

Nine Months Ended January 31, 2008 as Compared to Nine Months Ended January 31, 2007

Loss from Operations

Loss from operations increased $12.8 million, or 61%, primarily due to (i) management severance of $6.1 million including a $5.7 million charge related to the departure of our former Chief Executive Officer; (ii) Internal Review expenses of $5.8 million which includes $4.3 million in professional fees and a $1.5 million voluntary compliance payment to the IRS; (iii) higher personnel-related expenses of $1.0 million; (iv) higher legal-related expenses of $0.7 million; (v) higher consulting fees of $0.6 million; (vi) higher stock-based compensation of $0.5 million due to additional equity awards granted in the nine months ended January 31, 2008; and (vii) higher technology related expenses of $0.4 million. These expenses were partially offset by the absence of $1.9 million in litigation related expenses and a decrease of $0.4 million in other administrative expenses, including insurance.

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

Credit Facility

On October 31, 2007, we amended our five-year unsecured credit facility (the “Amended and Restated $450 Million Credit Facility”) to revise the calculation of the maximum consolidated leverage ratio, which is the ratio of consolidated debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization, each as defined in the Amended and Restated $450 Million Credit Facility. Consolidated debt will now be measured on a trailing four-quarter basis as opposed to using the most recent quarter-end debt figure in the calculation. This change provides us with additional borrowing capacity at our seasonal borrowing peak. As of January 31, 2008, we are not aware of any instances of non-compliance with the financial or restrictive covenants contained in the Amended and Restated $450 Million Credit Facility.

Borrowings under the Amended and Restated $450 Million Credit Facility are used to finance working capital needs, general corporate purposes, acquisitions and repurchases of our common stock. We may also use the Amended and Restated $450 Million Credit Facility to issue letters of credit for general corporate purposes. As of January 31, 2008, the Company had $351.0 million outstanding under the Amended and Restated $450 Million Credit Facility. There was a $0.5 million irrevocable letter of credit outstanding under the Amended and Restated $450 Million Credit Facility as of January 31, 2008. The requirement to maintain this irrevocable letter of credit will terminate in May 2008 as provided under our lease agreement for our corporate headquarters in Parsippany, New Jersey.

In the future, we may require additional financing to meet our capital needs. Our liquidity position may be negatively affected by unfavorable conditions in the market in which we operate. In addition, our inability to generate sufficient profits during tax season may unfavorably impact our funding requirements.

Sources and Uses of Cash

Operating activities

In the nine months ended January 31, 2008, net cash used in operating activities increased $47.0 million as compared to the nine months ended January 31, 2007 due to the following:

•

Lower revenues due to the decrease in the number of tax returns prepared which was attributable to (i) the general long-term shift in consumer behavior to later filing; (ii) the lack of a pre-season product; and (iii) the continued references in the media to last year’s Department of Justice matter involving a former franchisee;

•	Payments of $5.8 million in connection with the Internal Review including $4.3 million in professional fees and a $1.5 million voluntary compliance payment to the IRS;

•	Higher payments of $3.6 million related to incremental labor and facilities to support the new company-owned offices opened during the past year;

•	Payment of $3.5 million in severance costs primarily attributable to our former Chief Executive Officer’s departure from the Company; and

•	Higher interest payments on our credit facility of $3.2 million due to increased borrowings.

Partially offsetting the factors discussed above were:

•

Lower incentive plan compensation payments as we paid $8.3 million in the nine months ended January 31, 2008 (accrued in fiscal 2007) as compared to $15.8 million in the same period last year (accrued in fiscal 2006); and

•	Lower litigation settlement related payments as we paid $5.7 million in January 2007 ($3.8 million accrued in fiscal 2006) as previously disclosed.

Investing activities

In the nine months ended January 31, 2008, net cash used in investing activities increased $13.3 million as compared to the nine months ended January 31, 2007 due to the following:

•	Cash paid for the acquisition of tax return preparation businesses increased $13.3 million; and

•	Net funding provided to franchisees increased $2.8 million.

Partially offsetting the overall increase in net cash used in investing activities were lower capital expenditures of $2.8 million as the same prior year period included leasehold improvements and new equipment purchases associated with the relocation of our technology headquarters to a new building and lower capitalized software development costs.

Financing activities

In the nine months ended January 31, 2008, net cash provided by financing activities increased $55.2 million as compared to the nine months ended January 31, 2007 primarily due to the following:

•	Higher net borrowings under our Amended and Restated $450 Million Credit Facility of $21.0 million;

•	Change in cash overdrafts of $16.1 million;

•	Reduced spending on the repurchase of shares of our common stock of $9.7 million; and

•	Higher proceeds of $9.2 million resulting from the exercises of stock options.

Partially offsetting the overall increase in net cash provided by financing activities were higher quarterly dividend payments of $4.2 million to stockholders for which the quarterly payments were increased to $0.18 per share in fiscal 2008 as compared to $0.12 per share in fiscal 2007.

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

For the remainder of fiscal 2008, our primary cash requirements are expected to be as follows:

•

Operating expenses including cost of franchise operations, marketing and advertising and selling, general and administrative expenses—Marketing and advertising expenses include national, regional and local campaigns designed to increase brand awareness and attract both early season and late season customers. We receive marketing and advertising payments from franchisees to fund our budget for most of these expenses.

•

Expenses to operate company-owned offices—Our company-owned offices complement our franchise system and expenses to operate such offices peak during the fourth fiscal quarter primarily due to the labor costs related to our seasonal employees who provide tax return preparation services to our customers.

•

Repurchase of shares of our common stock—In February 2008 we repurchased 179,800 shares of our common stock totaling $4.1 million and as of February 29, 2008, we had repurchased 5,581,535 shares of our common stock totaling $166.2 million under our previously authorized $200.0 million multi-year share repurchase program. Such repurchases to date have been made in open market purchases. In the future, repurchases may be made through open market purchases or privately negotiated transactions and would depend on our assessment of the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

•

Repayment of outstanding borrowings under the Amended and Restated $450 Million Credit Facility—As of February 29, 2008, we had $298 million outstanding under our Amended and Restated $450 million Credit Facility. We anticipate generating operating cash flow during the remainder of the current tax season to partially repay these outstanding borrowings.

•

Quarterly dividend—On March 6, 2008, our Board of Directors declared a quarterly cash dividend of $0.18 per share of common stock, payable on April 15, 2008, to common stockholders of record on March 28, 2008.

Future Sources of Cash

For the remainder of fiscal 2008, we expect our primary source of cash to be cash provided by operating activities, primarily from royalty and marketing advertising fees from franchisees, service revenues earned at company owned offices and financial product fees. We borrow against our credit facility to fund operations with increases particularly during the first nine months of the fiscal year.

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

Goodwill

We test goodwill for impairment annually in our fourth fiscal quarter, or more frequently if circumstances indicate impairment may have occurred. We review the carrying value of our goodwill by comparing the carrying value of our reporting units to their fair value. When determining fair value, we utilized various assumptions, including projections of future cash flows. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact results. An adverse change to our business would impact our consolidated results and may result in an impairment of our goodwill. The aggregate carrying value of our goodwill was $414.9 million as of January 31, 2008. See “Part I. Item 1—Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4—Goodwill and Other Intangible Assets” for more information on goodwill.

Other Intangible Assets

We test indefinite-lived intangible assets for impairment annually in our fourth fiscal quarter, or more frequently if circumstances indicate impairment may have occurred. Indefinite-lived intangible assets are carried at the lower of cost or fair value. If the fair value of the indefinite-lived intangible asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference. An adverse change to our business would impact our consolidated results and may result in an impairment of our indefinite-lived intangible assets. The aggregate carrying value of our indefinite-lived intangible assets was $83.0 million as of January 31, 2008. See “Part I. Item 1—Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4—Goodwill and Other Intangible Assets” for more information on indefinite-lived intangible assets.

Definite-lived intangible assets and long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. We test for impairment based on a comparison of the asset’s undiscounted cash flows to its carrying value and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the implementation of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The remainder of

SFAS No. 157 is effective for us beginning May 1, 2009. The aspects that have been deferred by FSP FAS 157-2 will be effective for us beginning May 1, 2010. We are currently assessing the potential impact on our Consolidated Financial Statements of adopting SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for us beginning May 1, 2008. We are currently assessing the potential impact on our Consolidated Financial Statements of adopting SFAS 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for us as of the beginning of fiscal 2009 and will then be applied prospectively to business combinations that have an acquisition date on or after May 1, 2009. We are currently assessing the potential impact on our Consolidated Financial Statements of adopting SFAS 141R.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In November 2007, we entered into interest rate swap agreements with financial institutions to convert an additional notional amount of $50.0 million of floating-rate borrowings into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. Under these interest rate swap agreements, which became effective in November 2007 and expire in October 2011, we receive a floating interest rate based on the three-month LIBOR (in arrears) and pay a fixed interest rate averaging 4.5%. These interest rate swap agreements were determined to be cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 149. Since inception, no amounts have been recognized in the results of operations due to ineffectiveness of any of our interest rate hedges.

A 1% change in the interest rate on our floating-rate borrowings outstanding as of January 31, 2008, excluding our $100.0 million of hedged borrowings whereby we fixed the interest rate, would result in an increase or decrease in interest expense of $2.5 million annually.

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

(b) Changes in Internal Control over Financial Reporting.

During the third quarter of fiscal 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

See “Part 1–Item 1-Note 11 – Commitments and Contingencies,” to our Condensed Consolidated Financial Statements, which is incorporated by reference herein.

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

On January 3, 2008, the IRS issued an Advanced Notice of Proposed Rulemaking (“ANPR”) concerning RALs. In this ANPR, the IRS stated that it is considering proposing a rule that would prohibit the sharing of taxpayer information for the purpose of marketing RALs in connection with the preparation of a tax return. If such a rule were adopted, it could negatively impact the manner in which RALs are provided, which could cause our revenues or profitability to decline.

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

The federal government passed tax legislation relating to the Alternative Minimum Tax (“AMT”) late in the 2007 calendar year resulting in a delay in the beginning of the 2008 tax season for certain tax filers. If the federal government passes AMT legislation late in future calendar years, it could result in a delay in the beginning of the subsequent tax season for certain tax filers which could impact our revenues and profitability in any given quarter or fiscal year.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds:

There were no unregistered sales of equity securities during the three months ended January 31, 2008.

Issuer Purchases of Equity Securities:

Period of settlement date	Total Number of Shares Repurchased	Average Price Paid per Share (including Commissions)	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under Program at end of Period (a)
November 1-30, 2007	—	—	—	$77.7 million
December 1-31, 2007	223,499	$31.04	223,499	$70.7 million
January 1-31, 2008	1,245,806	$26.41	1,245,806	$37.8 million

Three months ended January 31, 2008	1,469,305	$27.12	1,469,305	$37.8 million

(a)	On October 13, 2006, we announced a $200.0 million multi-year share repurchase program.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended January 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no submissions of matters to a vote of security holders during the three months ended January 31, 2008.

Item 5.	Other Information.

There is no other information to be disclosed.

Item 6.	Exhibits.

Exhibits: We have filed the following exhibits in connection with this report:

Exhibit No.	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2008.

JACKSON HEWITT TAX SERVICE INC.

By:

/s/ MICHAEL C. YERINGTON
Michael C. Yerington
President and Chief Executive Officer
(Principal Executive Officer)

/s/ DANIEL P. O’BRIEN
Daniel P. O’Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)