Form 10-K
period 2008-04-30
JACKSON HEWITT TAX SERVICE INC
filed 2008-06-30
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of October 31, 2007 was $928.2 million, computed by reference to the price at which the common equity was last sold as reported on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s common stock was 28,426,740 (net of 10,440,491 shares held in treasury) as of May 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, to be filed within 120 days of the close of the registrant’s fiscal year, relating to the registrant’s 2008 Annual Meeting of Stockholders, to be held on September 23, 2008, are incorporated by reference into Part III of this report.

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

Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the following potential risks and uncertainties: our ability to timely or effectively respond to customer trends and attract new customers, develop and make new products available through our offices, improve our distribution system or reduce our cost structure; our ability to successfully attract and retain key personnel; government initiatives that simplify tax return preparation or reduce the need for a third party tax return preparer, improve the timing and efficiency of processing tax returns or decrease the number of tax returns filed; delays in the passage of tax laws and their implementation; the trend of tax payers filing their tax returns later in the tax season; the success of our franchised offices; our responsibility to third parties, regulators or courts for the acts of, or failures to act by, our franchisees or their employees; government legislation and regulation of the tax return preparation industry and related financial products, including refund anticipation loans, and the failure by us, or the financial institutions which provide financial products to our customers, to comply with such legal and regulatory requirements; the effectiveness of our tax return preparation compliance program; increased regulation of tax return preparers; our exposure to litigation; the failure of our insurance to cover all the risks associated with our business; our ability to protect our customers’ personal and financial information; the effectiveness of our marketing and advertising programs and franchisee support of these programs; disruptions in our relationships with our franchisees; changes in our relationships with financial product providers that could reduce the revenues we derive from our agreements with these financial institutions as well as affect our customers’ ability to obtain financial products through our tax return preparation offices; changes in our relationships with retailers and shopping malls that could affect our growth and profitability; the seasonality of our business and its effect on our stock price; competition from tax return preparation service providers, volunteer organizations and the government; our reliance on technology systems and electronic communications to perform the core functions of our business; our ability to protect our intellectual property rights or defend against any third party allegations of infringement by us; our reliance on cash flow from subsidiaries; our compliance with credit facility covenants; our exposure to increases in prevailing market interest rates; our quarterly results not being indicative of our performance as a result of tax season being relatively short and straddling two quarters; our ability to pay dividends in the future; certain provisions that may hinder, delay or prevent third party takeovers; changes in accounting policies or practices and our ability to maintain an effective system of internal controls; impairment charges related to goodwill; and the effect of market conditions, general conditions in the tax return preparation industry or general economic conditions.

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

BUSINESS OVERVIEW

Jackson Hewitt Tax Service Inc. provides computerized preparation of federal, state and local individual income tax returns in the United States through a nationwide network of franchised and company-owned offices operating under the brand name Jackson Hewitt Tax Service®. We provide our customers with convenient, fast and quality tax return preparation services and electronic filing of their tax returns. In connection with their tax return preparation experience, our customers may select various financial products to suit their needs, including refund anticipation loans (“RALs”). “Jackson Hewitt,” the “Company,” “we,” “our,” and “us” are used interchangeably in this report to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

We are the second largest paid individual tax return preparer in the United States based upon the number of individual tax returns prepared and filed with the Internal Revenue Service (“IRS”). In 2008, our network consisted of 6,763 franchised and company-owned offices and prepared 3.39 million tax returns excluding Economic Stimulus Program (“ESP”) tax returns (3.46 million total tax returns). We estimate our network prepared approximately 4% of all tax returns prepared by a paid tax return preparer (“paid tax return preparer market”). We had total revenues for 2008 of $278.5 million which consisted of fees paid by our franchisees, service revenues earned at company-owned offices and financial product fees.

The core of our business is our franchise system. In 2008, our franchisees operated 5,763 offices and prepared 87% of the total number of tax returns prepared by our network. Our franchise model enables us to grow more quickly with less capital investment and lower operating expenses than if we operated all of the offices in our network directly. Complementing our franchise system are our company-owned offices.

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

INDUSTRY OVERVIEW

Over 139 million federal individual income tax returns were filed in the United States in 2007 and, historically, more than 60% of these tax returns being prepared with the assistance of a paid tax return preparer. The market is highly fragmented and consists of tens of thousands of paid tax return preparers. In 2008, Jackson Hewitt was the second largest paid tax return preparer in the United States, with an approximate 4% share of the paid tax return preparer market. Electronic filing continues to be an important component in the filing of individual income tax returns. In 2008, 61% of United States individual income tax returns filed through April 30 were filed electronically. Electronic filing provides the taxpayer with benefits, including acknowledgment of receipt of the filing, better accuracy and faster tax refund processing.

In February 2008, President Bush signed into law the Economic Stimulus Act of 2008. The new law allows a refundable credit against tax to low and middle-income individuals for 2008. We prepared 0.63 million ESP tax returns in 2008, which were tax returns filed by customers that had no legal requirement to file a tax return but filed a tax return solely to receive an economic stimulus payment from the Internal Revenue Service (“IRS”).

The industry consists of customers with two filing behaviors—those who file during the early season (defined as January and February) and those who file during the late season (defined as March and April). Early season filers typically file their tax returns shortly after their Form W-2s become available in order to receive their tax refunds as quickly as possible. Historically, most of the tax returns filed by our network have been filed by the end of February, including approximately 73% of the tax returns filed by our network in 2008 excluding ESP tax returns (72% for all tax returns). Late season filers tend to have a higher adjusted gross income (“AGI”) on average and have more complex tax return preparation needs. These late season customers are generally less concerned with the speed of receipt of their tax refunds.

The table below shows the breakdown of tax returns filed by ranges of AGI, for all United States individual federal income tax returns filed (i) in 2006 in the United States and (ii) in 2008 by us.

	United States	Jackson Hewitt
Less than $30,000	50%	67%
$30,000 to $49,999	18	18
$50,000 or more	32	15

Total	100%	100%

BUSINESS OPERATIONS

Tax Return Preparation Services

Our network provides our customers with convenient, fast and quality federal, state and local individual income tax return preparation services and electronic filing of their tax returns. Our network filed over 90% of our tax returns electronically in 2008. Through the use of our proprietary tax software, ProFiler®, we provide a comprehensive computerized individual tax return preparation experience designed to ensure accuracy. The cost of the tax return preparation service is generally based upon the complexity of the tax return.

In 2008, our network consisted of 5,763 franchised offices and 1,000 company-owned offices and prepared 3.39 million tax returns excluding ESP tax returns (3.46 million total tax returns). Our total revenues in 2008 were $278.5 million, including revenues from franchisees, consisting of royalty and marketing and advertising fees and other revenues (43% of total revenues), service revenues earned at company-owned offices (31% of total revenues), and financial product fees (26% of total revenues).

Our network of offices consists of both storefront and retail-partner locations. Our retail-partner locations are located within other businesses, typically retail stores and shopping malls. In 2008, we had relationships with national and large regional retailers and shopping malls, including Wal-Mart Stores, Inc. (“Wal-Mart”), whose customer and employee demographics overlap with ours. Our agreements with these retailers allow Jackson Hewitt Tax Service offices to be located within the retail-partner’s locations in high-traffic areas during the tax season at relatively modest costs. During 2008, our network had over 1,700 retail-partner locations in retailers and shopping malls nationwide, including more than 1,300 in Wal-Mart stores. In 2008, approximately 14% of the tax returns prepared by our network were generated in retail-partner locations located in Wal-Mart stores.

Our franchisees and company-owned operations operate in defined geographic territories. We divide the country into over 5,100 specific territories. The average population of a territory is approximately 60,000. Approximately 1,800 of our territories, or 35%, remain available for sale to expand our network. We reevaluate the population size of available territories from time to time. We focus on selling new territories to high-quality franchisees already in our franchise system and to tax preparers or entrepreneurs new to our franchise system. In 2009, we are focusing on selling undeveloped territories in groups of three to five which comprise a particular geographic market. We intend to sell these multi-territory groups to new franchisee investors under economic arrangements which would result in reduced royalty levels if certain tax return and office growth thresholds are met. We also seek to expand our network by increasing the number of offices operated in each territory. In 2008, the territories in which our network operated were largely under-penetrated, with only 31% of these territories having reached our target of at least three offices per territory. On average, we had 2.1 offices per territory in 2008.

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

Assisted Refunds. Assisted refunds are not loans. Assisted refunds are provided by third party financial institutions and provide the customer with the ability to have their tax return preparation fees and other charges withheld directly from their tax refund. The customer’s tax refund is deposited by the taxing authority directly into a bank account established for this purpose by the financial institution and then disbursed to the customer net of fees.

Customers generally may choose various disbursement options for financial products, including direct deposit, check or on the ipower® Card, a prepaid Visa® card.

Gold Guarantee®. Gold Guarantee is an extended warranty that a customer may purchase whereby the taxpayer may be reimbursed up to a set limit for any additional tax liability owed due to an error in the preparation of the customer’s tax return.

We have contractual arrangements with certain financial institutions that offer, process and administer certain financial products, including RALs, through Jackson Hewitt Tax Service locations. These financial institutions are Republic Bank & Trust Company (“Republic”), Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A. (“SBB&T”) and HSBC Taxpayer Financial Services, Inc. (“HSBC”). We provide the financial institutions with exclusive access to select offices and certain technology support. During tax season 2008, Republic, SBB&T and HSBC collectively provided financial products to the entire network of Jackson Hewitt Tax Service offices. During tax seasons 2009 and 2010, we expect that Republic and SBB&T will collectively provide financial products to the entire network of Jackson Hewitt Tax Service offices. SBB&T provided a majority of the financial products in the 2008 tax season and we expect that SBB&T will provide a majority of the financial products in each of the tax seasons 2009 and 2010.

Franchise Operations

Our growth has been largely attributable to the expansion of our franchise system. We seek to increase the number of franchised offices each year through the sale of new territories and by increasing the number of locations in existing territories. The franchise model has an inherently higher profit margin than that of our company-owned offices, as our existing infrastructure permits additional franchise growth without significant additional fixed cost investment. In 2008, 20% of our franchisees earned more than $1.0 million in revenues.

Historically, approximately three-fourths of our sales of territories have been sold to existing franchisees. In 2008, approximately 78% of our sales of territories were sold to our existing franchisees and the remaining territories were sold to new franchisees. We recruit new franchisees through a number of sources, including advertising in select publications that target entrepreneurs who are interested in new franchise opportunities.

In certain situations, we provide financial support to convert independent tax practices to the Jackson Hewitt brand as either a new franchisee or through the acquisition of the independent tax practice by an existing franchisee (“Conversion”). We also provide financing and/or other incentives to support franchisees in new office growth.

The Franchise Agreement. Under the terms of our franchise agreement, each franchisee receives the right to operate a tax return preparation business under the Jackson Hewitt Tax Service brand within a designated geographic area. Franchisees are required to utilize our proprietary tax return preparation ProFiler software and other proprietary operating methods and procedures in the operation of their business. Franchisees are required to operate at least one office within a specified territory. The term of our standard franchise agreement is 10 years. In 1999 and 2000, we offered our franchisees the opportunity to renew their franchise relationship with us before their franchise agreement expired. In these early renewal programs, 93% of our franchisees entered into a new franchise agreement for a new 10-year term, and, as a result, approximately a third of our existing franchise agreements come up for renewal in 2009 or 2010 (with none coming up for renewal prior to April 15, 2009).

Our current franchise agreement requires franchisees to pay us royalties equal to 15% of their revenues (the royalty is 12% for most territories sold before mid-year 2000) and marketing and advertising fees equal to 6% of their revenues. We also charge franchisees a $2.00 fee for each tax return that they file electronically with the IRS.

Franchisee Support. We provide our franchisees with services, including training, administrative support, access to our proprietary ProFiler tax return preparation software, financial products, toll-free tax preparer and ProFiler support service and a dedicated field staff to advise and monitor their business. We also provide our franchisees assistance with marketing programs and information based on our market research. We offer initial training courses for new franchisees as well as more advanced training for more experienced operators and their staff. Throughout the year, we offer numerous workshops that address such topics as how to train tax return preparers, tax law updates, territory development, recruiting and staffing, ethics and fraud, new product updates and local advertising. Additionally, we provide each franchisee with field support to aid in site selection, territory market analysis and the creation of annual operating plans for their businesses. We also provide access to a franchise service manager at our corporate headquarters who is available to provide information on program updates, upcoming events and overall general support.

Company-Owned Offices

In 2008, we operated company-owned offices in 25 markets. Tax returns prepared by our company-owned offices represented 13% of the total number of tax returns prepared by our network in 2008. While we focus primarily on organic growth through the opening of new company-owned offices within existing territories as well as increasing office productivity, we also continue to pursue selective acquisition opportunities for our company-owned office segment. The level of our investment in company-owned stores was higher than normal in 2008 primarily as a result of our acquisition on October 4, 2007 of substantially all of the assets of the tax return preparation businesses in the Atlanta, Chicago, and Detroit markets (collectively, the “October 4, 2007 Acquisitions”) from the franchisee named in the DOJ Lawsuits (see “Regulations”). We intend to improve the profitability of our company-owned offices by taking advantage of our previous investments in infrastructure. Our company-owned offices also benefit from the support services that we provide to our franchisees.

Marketing and Advertising

Franchisees are required to pay us marketing and advertising fees equal to 6% of their revenues which we use to fund our marketing efforts. These fees are primarily utilized in connection with our regional and local marketing efforts which are designed to increase brand awareness and attract both early season and late season customers. Our marketing efforts also include national advertising and sponsorships and partnering with large, high-traffic retailers to drive customer awareness and increase customer traffic. Our advertising programs target early season and late season filers through network television advertisements, direct mail marketing and promotions.

Tax Courses

Our franchised and company-owned offices offer a comprehensive catalog of tax education courses. Our basic income tax courses consist of over 70 hours of learning and provide students with a general working knowledge of individual income taxes and tax return preparation. We also offer a series of advanced and intermediate courses to provide a more in depth level of learning to those individuals who already possess a basic understanding of income taxes and income tax return preparation. These courses develop a general interest in tax return preparation and also create public awareness of our brand. Many of the students taking these courses develop an interest in tax return preparation as a career and often become tax preparers for franchisees or our company-owned offices.

SEASONALITY

The tax return preparation business is highly seasonal, and we historically generate substantially all of our revenues during the period from January 1 through April 30. In 2008, we earned 95% of our revenues during this period. We generally operate at a loss during the period from May 1 through December 31, during which we incur costs associated with preparing for the upcoming tax season.

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

We have obtained federal trademark registration for a number of marks, including Jackson Hewitt Tax Service, Jackson Hewitt®, Gold Guarantee, ProFiler and ipower Card. We also assert common law rights to certain marks. We do not have any registered patents.

EMPLOYEES

As of April 30, 2008, we employed 429 full-time employees, consisting of 160 employees at our corporate headquarters located in Parsippany, New Jersey, 134 employees at our technology facility located in Sarasota, Florida, 109 employees at our company-owned offices and 26 other employees. In addition, our company-owned offices employed approximately 7,700 seasonal employees primarily from January through April 2008.

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

Tax Return Preparation Regulation: Federal legislation requires tax preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them, and retain for three years all tax returns prepared. Federal laws also subject tax preparers to accuracy-related penalties in connection with the preparation of tax returns. Preparers may be enjoined from further acting as tax preparers if they continually or repeatedly engage in specified misconduct. Additionally, all authorized IRS e-file providers must adhere to IRS e-file rules and requirements to continue participation in IRS e-file. Adherence to all rules and regulations is expected of all providers regardless of where published, and includes, but is not limited to, those described in IRS Publication 1345, Handbook for Authorized IRS e-file providers. Various IRS regulations also require tax return preparers to comply with certain due diligence requirements to investigate factual matters in connection with the preparation of tax returns. The IRS conducts audit examinations of authorized IRS e-file providers and tax return preparers, reviewing samples of prepared tax returns to ensure compliance with regulations in connection with tax return preparation activities. From time to time, certain of our franchisees and company-owned offices are the subject of IRS audits to review their tax return preparation activities. In addition, the federal government continues to consider further regulation of tax preparers.

On September 20, 2007, we reached an agreement with the IRS resolving its examination of our internal tax return preparation compliance systems and processes. In connection with closing the audit, we agreed to make a voluntary compliance payment of $1.5 million.

In September 2007, the Department of Justice (“DOJ”) announced that it had reached a settlement of the civil injunction suits it had filed in April 2007 against a franchisee and other named defendants operating in four states based upon allegations involving fraudulent tax return preparation (“DOJ Lawsuits”). We were not named as a defendant in these suits. In October 2007, the franchisee named in the DOJ Lawsuits exited the Jackson Hewitt system.

We retained outside counsel to conduct an internal review (the “Internal Review”) of the allegations set forth in the DOJ Lawsuits and of our policies, practices and procedures in connection with such tax return preparation activities. The Internal Review’s examination determined that there was no corporate involvement in the allegations made against the franchisee. It also resulted in recommendations which were implemented for the 2008 tax season and enhanced certain systems and processes, including the development of additional compliance requirements such as enhanced monitoring tools and increased training of franchisees and tax return preparers.

With certain exceptions, the IRS prohibits the use or disclosure by income tax preparers of income tax return information without the prior written consent of the taxpayer. On January 3, 2008, the IRS issued regulations that updated these rules. These regulations apply to the disclosure and use of tax return information occurring on or after January 1, 2009. In addition to publication of the final regulations, the IRS also issued an Advanced Notice of Proposed Rulemaking (“ANPRM”) regarding whether the disclosure and use of tax return information by tax preparers for the marketing of RALs and certain other products should be permitted. The initial comment period for the ANPRM ended on April 7, 2008. The IRS is now reviewing the comments that it received. Following such review, the IRS may issue a Notice of Proposed Rulemaking.

In addition, the Gramm-Leach-Bliley Act and related Federal Trade Commission (“FTC”) regulations require income tax return preparers to adopt and disclose customer privacy policies and provide customers a reasonable opportunity to opt out of having personal information disclosed to unaffiliated third parties for marketing purposes. Some states have adopted or proposed stricter opt-in requirements in connection with use or disclosure of consumer information. Federal and state law also requires us to safeguard our customers’ financial information, including credit card information.

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

Many states have statutes requiring the licensing of persons offering contracts of insurance. If, in any particular state, it was determined that our Gold Guarantee program is subject to these statutes, then the manner in which we offer Gold Guarantee in such states might need to be modified or we may not be able to continue to offer Gold Guarantee in such states. From time to time, we receive inquiries from state insurance regulators about our Gold Guarantee program and the applicability of the state insurance statutes. In those states where the inquiries are closed, the regulators affirmed our position that the Gold Guarantee is not a contract of insurance and is therefore not subject to state insurance licensing laws.

Franchise Regulations: Our franchising activities are subject to the rules and regulations of the FTC and various state laws regulating the offer and sale of franchises. The FTC and various state laws require that we furnish to prospective franchisees a franchise disclosure document containing proscribed information. A number of states, in which we are currently franchising, regulate the sale of franchises and require registration of the franchise disclosure document with state authorities and the delivery of a franchise disclosure document to prospective franchisees. We are currently operating under exemptions from registration in several of these states based upon our net worth and experience. Several states also regulate the franchisor/franchisee relationship particularly with respect to the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

Tax Course Regulations: Our tax courses are subject to regulation under proprietary school laws and regulations in many states. Under these regulations, our tax courses may need to be registered and may be subject to other requirements relating to facilities, instructor qualifications, contributions to tuition guaranty funds, bonding and advertising.

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

On October 8, 2007, we submitted, without qualification, the annual CEO certification to the New York Stock Exchange (“NYSE”) as required by Section 303A.12(a) of the NYSE Listed Company Manual. In addition, we included the certifications of the CEO and the CFO of Jackson Hewitt required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of Jackson Hewitt’s public disclosure, in this Annual Report on Form 10-K as Exhibits 31.1 and 31.2.

ITEM 1A.	RISK FACTORS.

We may not timely or effectively respond to customer trends and attract new customers.

The key driver of our business is the number of tax returns prepared by our system. For the 2008 fiscal year, the number of tax returns prepared by our system decreased. This decrease was due to several factors, including (i) our lack of an early season product to help attract customers into our stores in early January; (ii) weakness in our brand; and (iii) the higher level of compliance we have instituted in our system. If we are not able to attract and retain customers and increase the number of tax returns prepared by our system, our revenues and profits could decline.

We may not be able to develop and make new products available through our offices.

Our customers are attracted to us in part based on the products available through our offices. Early season products also serve as an effective retention tool for our customers. During the 2008 tax season, early season loan products were not available through our offices. Our failure to make early season loan products or other attractive products available through our offices could reduce demand for our services, causing our revenues or profitability to decline. Further, our ability to make new products available through our offices may be dependent upon negotiating favorable agreements with third parties and such new products could expose us to the risk of regulatory scrutiny or litigation which could cause our profitability to decline.

We may not be able to improve our distribution system.

Building a stronger distribution system is necessary to drive the growth of our business by maximizing the performance of the footprint that we already possess and expanding our footprint. Our strategy for selling new territories, strengthening our presence in the Hispanic market and expanding our alliance and partnership activities may not succeed, causing our revenues or profitability to decline.

Our primarily fixed cost structure may impact our profitability.

We have a fixed cost structure that anticipates a certain level of marketing and advertising expenditures based on an anticipated tax return volume. When the number of tax returns prepared in our system during January of the 2008 tax season was less than expected, revenues decreased while expenses remained largely fixed and our margins and profitability were adversely affected. Our efforts to reduce our cost structure, including decreasing the cost structure of our company-owned stores, increasing the cost efficiency and quality of our third party relationships in delivering technology solutions and improving overall organizational productivity may not succeed, causing our margins and profitability to decline.

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

The enactment of tax legislation occurring late in the calendar year could result in the beginning of tax filing season being delayed. Any such delays could impact our revenues and profitability in any given quarter or fiscal year.

The federal government passed tax legislation relating to the Alternative Minimum Tax (“AMT”) late in the 2007 calendar year resulting in a delay in the beginning of the 2008 tax season for certain tax filers. If the federal government passes AMT or other legislation late in future calendar years, it could result in a delay in the beginning of the subsequent tax season for certain tax filers which could impact our revenues and profitability in any given quarter or fiscal year.

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

Our financial success depends on our franchisees and the manner in which they operate and develop their offices. However, our ability to control the operations of our franchisees is limited because their businesses are independently owned and operated. Franchisees retain control over the employment and management of all personnel, including the large number of seasonal employees required during the tax season. Although we can exercise control over our franchisees and their operations to a certain extent under the terms of our franchise agreements to, among other things, maintain signage and equipment, standardize operating procedures, approve suppliers, distributors and products, protect the goodwill of our intellectual property and require compliance with law and our compliance standards, the quality of their operations may be diminished by any number of factors beyond our control. Consequently, our franchisees may not operate their offices in a manner consistent with our philosophy and standards or may not increase the level of revenues generated compared to prior tax seasons. While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreements, and even though we have implemented increased compliance and monitoring functions, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer, causing our revenues or profitability to decline.

We may be held responsible by third parties, regulators or courts for the actions of, or failures to act by, our franchisees or their employees, which exposes us to possible fines, other liabilities and negative publicity.

Our agreements with our franchisees require that they understand and comply with all laws and regulations applicable to their businesses. However, our franchisees are independently owned and operated and have a significant amount of flexibility in running their operations. Third parties, regulators or courts may seek to hold us responsible for the actions or failures to act by our franchisees or their employees. In addition, we are parties to agreements with retailers, such as Wal-Mart, and, to a certain extent, financial institutions that provide financial products to our customers, under which we may, in certain circumstances, indemnify third parties for our and our franchisees’ failure to perform obligations and/or comply with laws and regulations applicable to us or them. There are also occasions when our and our franchisees’ activities are not perceived to be distinguishable, and we may be held liable for the activities of our franchisees or their employees. Failure to comply with laws and regulations by our franchisees may expose us to possible fines, other liabilities, lawsuits and negative publicity which could have a material adverse effect on our business, financial condition and results of operations.

Federal and state legislators and regulators have increasingly taken an active role in regulating financial products such as RALs, and the continuation of this trend could impede our ability to facilitate these financial products and reduce demand for our services and harm our business.

From time to time, government officials at the federal and state levels introduce and enact legislation and regulations proposing to regulate the facilitation of RALs and other financial products. Certain of the proposed legislation and regulations could, if adopted, increase costs to us, our franchisees and the financial institutions that provide our financial products, or could negatively impact or eliminate the ability of financial institutions to provide RALs and other financial products through tax return preparation offices, which could cause our revenues or profitability to decline. The federal government and certain states from time to time propose legislation that could further this initiative. On October 17, 2007, the United States Department of Defense issued regulations limiting the annual percentage rate on RALs for active duty service members and their dependents. In 2008, our franchisees did not facilitate RALs to active duty service members or their dependents. The failure to facilitate such a product in the future could cause our revenues or profitability to decline.

On January 3, 2008, the IRS issued an ANPRM regarding whether the disclosure and use of tax return information by tax preparers for the marketing of RALs and certain other products should be permitted. The initial comment period for the ANPRM ended on April 7, 2008. The IRS is now reviewing the comments that it received. Following such review, the IRS may issue a Notice of Proposed Rulemaking. If such a rule were adopted, we may be required to change business practices which could alter the way RALs and certain other products are facilitated and which could cause our revenues or profitability to decline.

Many states have statutes regulating, through licensing and other requirements, the activities of brokering loans and providing credit repair services to consumers as well as payday loan laws and local usury laws. Certain state regulators are interpreting these laws in a manner that could adversely affect the manner in which RALs and other financial products are facilitated or result in fines or penalties to us or our franchisees. Additional states may interpret these laws in a manner that is adverse to how we currently conduct our business or how we have conducted our business in the past and we may be required to change business practices or otherwise comply with these statutes or it could result in fines or penalties or other payments related to past conduct.

We from time to time receive inquiries from various state regulatory agencies regarding the facilitation of RALs and other financial products. We have in certain states paid fines, penalties and other payments, as well as agreed to injunctive relief, to resolve these matters. In addition, consumer advocacy groups have increasingly called for a legislative and regulatory response to the perceived inequity of these types of financial products. Increased regulatory activity in this area could have a material adverse effect on our business, financial condition and results of operations.

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

Although our tax return preparation compliance program seeks to monitor the activities of our network, it is unlikely to detect every problem. While we have implemented a variety of measures to enhance tax return preparation compliance as well as our monitoring of these activities, there can be no assurance that franchisees and tax preparers will follow these procedures. Failure to detect tax return preparation compliance issues could harm our reputation and expose us to the risk of government investigation or litigation which could cause our revenues or profitability to decline.

Changes in the law that result in increased regulation of tax return preparers could make it more difficult to find qualified tax preparers and could harm our business.

From time to time, the federal government and various states consider regulations regarding the education, testing, licensing, certification and registration of tax return preparers. Such regulations could impact our ability to find an adequate number of tax return preparers to meet the demands of our customers and impose additional costs on us to train tax return preparers, which could cause our revenues and profitability to decline.

Our facilitation of RALs and other financial products exposes us to the risk of significant losses as a result of litigation defense and resolution costs.

Companies that facilitate RALs and other financial products have been subject, from time to time, to individual and class action lawsuits. These lawsuits have alleged, among other claims, collusion between the tax return preparers and financial product provider in violation of law and claims of fraud, unfair competition, misleading or deceptive statements, violation of credit services statutes, and breach of fiduciary duty on the part of the tax return preparers for failing to, among other things, properly disclose the terms of the financial product. We have been named as a defendant in several purported class action lawsuits in connection with our facilitation of RALs. See “Item 3—Legal Proceedings.” Given the large number of financial products, including RALs, we facilitate every year and the inherent uncertainties of the United States legal system, we could experience significant losses as a result of litigation defense and resolution costs, which could cause our profitability to decline.

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

Failure to comply with laws and regulations that protect our customers’ personal and financial information could result in significant fines, harm our brand and reputation and expose us to litigation defense and resolution costs.

Privacy concerns relating to the disclosure of customers’ personal and financial information have drawn increased attention from federal and state governments. The IRS generally prohibits the use and disclosure by tax return preparers of tax return information without the prior written consent of the taxpayer. In addition, the Gramm-Leach-Bliley Act and other FTC regulations require income tax return preparers to adopt and disclose customer privacy policies and provide customers with a reasonable opportunity to opt out of having personal information disclosed to unaffiliated third parties for marketing purposes. Federal and state law also requires us to safeguard our customers’ financial information, including credit card information. Although we have established security procedures to protect against identity theft and the theft of our customers’ financial information, breaches of our customers’ privacy may occur. To the extent the measures we, and/or our franchisees, have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our brand and reputation.

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

Our revenues are heavily influenced by brand marketing and advertising. During the 2008 tax season, our brand was negatively affected by the adverse publicity related to the DOJ Lawsuits and our marketing messages were not as effective as needed. Our marketing and advertising programs in the future may not be successful, which may lead us to fail to attract new customers and retain existing customers. If our marketing and advertising programs are unsuccessful and the image of our brand is not strengthened, our revenues or profitability could decline. Moreover, because franchisees contribute to our marketing fund based on a percentage of their gross sales, our marketing fund expenditures are dependent upon sales volumes of our franchisees. If these sales decline, as occurred during the 2008 tax season, there will be a reduced amount available for our marketing and advertising programs.

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

The continued success and growth of our franchise system depends on our maintaining a satisfactory working relationship with our franchisees. Lawsuits and other disputes with our franchisees, or disputes between our franchisees and our financial partners, could discourage our franchisees from expanding their business within our network or lead to negative publicity, which could discourage new franchisees from entering our network or existing franchisees from renewing their franchise agreements, and could have a material adverse effect on our business, financial condition and results of operations. Several of our franchisees have filed purported class action lawsuits against SBB&T and HSBC relating to the terms of the contracts between the franchisees and the financial product providers and the manner in which financial products are facilitated. The after effects of the negative publicity relating to the DOJ Lawsuits and the IRS examination of us could also discourage new franchisees from entering the system or existing franchisees from renewing their franchise agreements.

In 1999 and 2000, we offered our franchisees the opportunity to renew their franchise relationship with us before their franchise agreement expired. In these early renewal programs, 93% of our franchisees entered into a new franchise agreement for a new 10-year term, and, as a result, approximately a third of our existing franchise agreements come up for renewal in 2009 or 2010. Our inability to renew a significant portion of these franchise agreements on favorable terms could have a material adverse effect on our business, financial condition and results of operations.

Our business is, to some extent, dependent upon our customers’ ability to obtain financial products through our offices.

Our tax return preparation business is, to some extent, dependent on our customers’ ability to obtain financial products through our tax return preparation offices. The financial products we facilitate are specialized financial products and relatively few financial institutions offer them. If our arrangements with the financial institutions that provide financial products were to terminate, and we were unable to enter into an alternative relationship with one or more other financial institutions on acceptable terms or at all, it could have a material adverse effect on our business, financial condition and results of operations. Certain of our franchisees have filed purported class action lawsuits against SBB&T and HSBC relating to the terms of the contracts between the franchisees and the financial product providers and the manner in which financial products are facilitated. SBB&T and HSBC have submitted indemnification claims to the Company in regards to these lawsuits. If it is ultimately determined that indemnification is applicable, we could experience significant losses as a result of litigation defense and resolution costs, which could cause our profitability to decline. These lawsuits could also negatively impact our relationship with our financial product providers.

In addition, we earn revenues under our agreements with the providers of financial products to our customers. Changes in the industry or how financial products are permitted to be provided could result in the termination of these agreements, affect the manner in which financial products are offered or cause our revenues or profitability to decline.

Disruptions in our relationships with large retailers and shopping malls could negatively affect our growth and profitability.

Our retail-partner locations are an important part of our location strategy. In 2008, over 1,300 of our retail-partner locations were located within Wal-Mart stores. Our ability to operate in these locations is dependent on our ability to negotiate favorable agreements with retailers and shopping malls and on the continued operation of these stores. Our agreements with retailers and shopping malls are of limited duration, and we may not be able to renew them on similar terms or at all and many of these agreements are not exclusive. In addition, renewal of each individual location may be dependent of the conduct of the individual operator seeking to open a Jackson Hewitt Tax Service office in the location. In the event we are unable to negotiate favorable agreements with these or comparable retailers or shopping malls or they close a significant number of stores, especially immediately prior to or during the tax season, or our operators are unsuccessful in opening these locations, it could have a material adverse effect on our business, financial condition and results of operations.

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

The agreement governing our credit facility imposes operating and financial restrictions on us, including restrictive covenants that will require us to maintain specified financial ratios and satisfy financial condition tests. In addition, our credit facility contains various customary restrictive covenants that limit our ability to, among other things, (i) incur additional indebtedness or guarantees, (ii) create liens or other encumbrances on our property, (iii) enter into a merger or similar transaction, (iv) sell or transfer property except in the ordinary course of business, (v) make dividend and other restricted payments, (vi) make share repurchases and (vii) make acquisitions.

Our ability to comply with the ratios or tests in our credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants, ratios or tests could result in a default under our credit facility. In addition, these covenants may prevent us from incurring additional indebtedness to expand our operations and execute our business strategy, including making acquisitions or share repurchases.

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

In addition, our stockholder rights plan entitles our stockholders to acquire shares of our common stock at a price equal to 50% of the then current market value in limited circumstances when a third party acquires 15% or more of our outstanding common stock (excluding as a result of share repurchases by us) or announces its intent to commence a tender offer for at least 15% of our common stock, in each case, in a transaction that our board of directors does not approve. Because, under these limited circumstances, all of our stockholders would become entitled to affect discounted purchases of our common stock, other than the person or group that caused the rights to become exercisable, the existence of these rights would significantly increase the cost of acquiring control of us without the support of our board of directors. The existence of the rights plan could therefore deter potential acquirers and thereby reduce the likelihood that a stockholder will receive a premium for his or her common stock in an acquisition.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we and our independent registered public accounting firm must certify the effectiveness of our internal controls over financial reporting annually. Identification of material weaknesses in internal controls over financial reporting by us or our independent registered public accounting firm could adversely affect our competitive position in our business, and the market price for our common stock.

Goodwill impairment charges can cause significant fluctuation in our net income.

We may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions, particularly related to our company-owned operations goodwill. At April 30, 2008, we had $414.9 million in goodwill on our balance sheet, of which $78.1 million is related to our company-owned operations. Following the significant decline in operating margins experienced in fiscal 2008, to the extent that our company-owned operations do not achieve expected growth in profitability and cash flows, among other assumptions, we may be subject to a goodwill impairment charge. Any impairment of the value of our goodwill could have a significant negative impact on our future operating results.

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

On March 18, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against Santa Barbara Bank & Trust (“SBB&T”) and us in the Superior Court of California (Santa Barbara, following a transfer from San Francisco) seeking declaratory relief in connection with the provision of RALs, as to the lawfulness of the practice of cross-lender debt collection, as to the validity of SBB&T’s cross-lender debt collection provision and as to whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent, and seeking injunctive relief, restitution, disgorgement, compensatory damages, statutory damages, punitive damages, attorneys’ fees, and expenses. We are a party in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T. The Congress of California Seniors was subsequently removed as a plaintiff. A class certification hearing has been scheduled for November 12, 2008. The case is in its discovery and pretrial stage. We believe we have meritorious defenses and are contesting this matter vigorously. On December 18, 2003, Ms. Hood also filed a separate suit against us in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. The allegations of negligence, breach of fiduciary duty, and violation of certain Ohio law relate to the same set of facts as the California action. Plaintiff seeks equitable and declaratory relief, damages, attorneys’ fees, and expenses. The case is in its discovery and pretrial stage. We believe we have meritorious defenses and are contesting this matter vigorously.

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

On October 30, 2006, Linda Hunter brought a purported class action complaint against us in the United States District Court, Southern District of West Virginia, on behalf of West Virginia customers who obtained RALs facilitated by us, seeking damages for an alleged breach of fiduciary duty, for alleged breach of West Virginia’s Credit Service Organization Act, for alleged breach of contract, and for alleged unfair or deceptive acts or practices in connection with our RAL facilitation activities. On November 22, 2006, we filed a motion to dismiss. On November 6, 2007, the Court partially granted our motion to dismiss. On November 21, 2007, we answered the complaint. On March 13, 2008, the Court granted our partial motion for summary judgment on plaintiff’s breach of contract claim. The case is in its discovery and pretrial stage. We believe we have meritorious defenses and are contesting this matter vigorously.

On April 20, 2007, Brent Wooley brought a purported class action complaint against us and certain unknown franchisees in the United States District Court, Northern District of Illinois. The complaint, which was subsequently amended, was brought on behalf of customers who obtained tax return preparation services that allegedly included false deductions without support by the customer that resulted in penalties being assessed by the IRS against the taxpayer for violations of the Illinois Consumer Fraud and Deceptive Practices Act, and the Racketeering and Corrupt Organizations Act, and alleging unjust enrichment and breach of contract, seeking compensatory and punitive damages, restitution, and attorneys’ fees. The alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act relate to representations regarding tax return preparation, Basic Guarantee and Gold Guarantee coverage and denial of Gold Guarantee claims. On August 1, 2007, we filed a motion to dismiss which, on September 5, 2007, was denied without prejudice to permit the plaintiff to further amend the complaint. On October 5, 2007, plaintiff filed a second amended complaint to add additional parties. On November 20, 2007, we filed a motion to dismiss the second amended complaint. On March 25, 2008, the Court dismissed all claims. On April 11, 2008, plaintiff filed a motion for leave to file a third amended complaint. We opposed that motion. On June 19, 2008, the Court denied plaintiff’s motion, and permitted the plaintiff to file a fourth amended complaint consistent with the Court’s March 25, 2008 decision. We believe we have meritorious defenses and are contesting this matter vigorously.

On January 17, 2008, an attorney with the New York State Division of Human Rights (the “Division”) filed with the Division a Division-initiated administrative complaint against us for allegedly marketing loan products to individuals in New York based on their race and military status in violation of New York State’s Human Rights Law, and seeking injunctive and other relief. On February 19, 2008, we filed a response to the complaint with the Division. On March 11, 2008, the Division filed its rebuttal to our response. The Division is undertaking an investigation to determine whether to commence an administrative hearing. We believe we have meritorious defenses and are contesting this matter vigorously in the investigative process and in any administrative hearing that will occur in the Division.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

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

Fiscal 2008		High	Low
First Quarter:	May 1-July 31, 2007	$32.30	$26.86
Second Quarter:	August 1-October 31, 2007	$33.82	$25.65
Third Quarter:	November 1, 2007-January 31, 2008	$34.48	$21.60
Fourth Quarter:	February 1-April 30, 2008	$23.67	$10.90

Fiscal 2007		High	Low
First Quarter:	May 1-July 31, 2006	$35.76	$29.44
Second Quarter:	August 1-October 31, 2006	$36.70	$27.90
Third Quarter:	November 1, 2006-January 31, 2007	$37.44	$32.90
Fourth Quarter:	February 1-April 30, 2007	$36.82	$26.26

Approximate Number of Equity Security Holders

As of May 31, 2008, there were 25 shareholders of record of our common stock.

Dividends

In fiscal 2008, we paid four quarterly dividends of $0.18 per share to holders of our common stock totaling $21.3 million. In fiscal 2007, we paid four quarterly dividends of $0.12 per share to holders of our common stock totaling $15.8 million. We intend to continue the payment of quarterly cash dividends to holders of our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

Period of settlement date	Total Number of Shares Purchased	Average Price Paid per Share (including Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program at end of Period(a)
February 1-29, 2008	179,800	$23.08	179,800	$33.7 million
March 1-31, 2008	—	$—	—	$33.7 million
April 1-30, 2008	—	$—	—	$33.7 million

Three months ended April 30, 2008	179,800	$23.08	179,800	$33.7 million

(a)	On October 13, 2006, we announced a $200.0 million multi-year share repurchase program.

In fiscal 2008, we repurchased 3,486,946 shares of our common stock totaling $99.0 million under the current $200.0 million multi-year share repurchase program. As of April 30, 2008, we have repurchased 5,581,535 shares of our common stock totaling $166.3 million under our $200.0 million multi-year share repurchase program.

Performance Graph

The following graph assumes $100 invested on June 22, 2004, the date of the Company’s IPO, and compares (a) the percentage change in the Company’s cumulative total stockholder return on the Common Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment, during the period commencing June 22, 2004, and ending on April 30, 2008, and (B) the difference between the Company’s share price at the end and the beginning of the periods presented by (ii) the share price at the beginning of the periods presented) with (b) (i) the Russell 3000® Index; (ii) the Standard & Poor’s Diversified Consumer Services Index; and (iii) the Dow Jones Wilshire Specialized Consumer Services Index.

	6/04	7/04	10/04	1/05	4/05	7/05	10/05	1/06	4/06
Jackson Hewitt Tax Service Inc.	$100.00	$100.87	$122.14	$129.95	$107.81	$148.64	$145.66	$149.28	$177.03
Russell 3000	$100.00	$97.06	$100.59	$106.11	$104.30	$113.48	$111.25	$119.55	$123.16
S&P Diversified Consumer Services	$100.00	$93.33	$79.49	$89.27	$85.94	$93.09	$79.44	$73.84	$71.02
DJ Wilshire Specialized Consumer Services	$100.00	$88.38	$93.94	$92.22	$82.10	$96.43	$89.23	$92.66	$87.06

		7/06	10/06	1/07	4/07	7/07	10/07	1/08	4/08
Jackson Hewitt Tax Service Inc.		$202.99	$206.60	$219.13	$165.87	$164.67	$190.43	$135.62	$92.82
Russell 3000		$119.31	$129.46	$136.41	$140.99	$138.50	$148.28	$132.22	$133.72
S&P Diversified Consumer Services		$65.78	$57.10	$65.78	$66.12	$71.34	$89.04	$85.95	$68.80
DJ Wilshire Specialized Consumer Services		$73.14	$81.70	$87.43	$92.77	$91.03	$105.09	$85.92	$86.28

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth our selected historical consolidated financial data as of and for each of the years in the five-year period ended April 30, 2008. You should read this information in conjunction with the information under “Part II. Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I. Item 1—Business” and our historical consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K. Our historical consolidated statement of operations data and consolidated balance sheet data as of and for each of the years in the five-year period ended April 30, 2008 has been derived from our audited consolidated financial statements. Our historical consolidated financial statements as of April 30, 2008 and 2007 and for each of the years in the three-year period ended April 30, 2008 have been included under “Part II. Item 8—Financial Statements and Supplementary Data.”

Our results of operations and cash flows for the period from May 1, 2004 through our IPO date and for the fiscal year ended April 30, 2004 reflects the historical results of operations and cash flows of the business divested by Cendant in our IPO. As a result, the accompanying Consolidated Financial Statements may not necessarily reflect our results of operations and cash flows in the future or what our results of operations and cash flows would have been had we been a stand-alone public company during these periods.

	Fiscal Year Ended April 30,
	2008	2007	2006	2005	2004
Consolidated Statements of Operations Data (Dollars in thousands, except per share amounts)
Total revenues	$278,505	$293,196	$275,410	$232,487	$205,615

Selling, general and administrative(1),(2),(3),(4),(5)	$48,895	$35,792	$39,723	$30,397	$30,500

Interest expense(6)	$14,402	$9,972	$8,301	$6,700	$373

Write-off of deferred financing costs(7)	$—	$108	$2,677	$—	$—

Net income	$32,427	$65,380	$57,961	$49,951	$42,960

Earnings per share(8):
Basic	$1.09	$1.97	$1.61	$1.33	$1.15

Diluted	$1.09	$1.93	$1.59	$1.32	$1.15

	As of April 30,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data (in thousands):
Total assets	$600,065	$573,541	$588,082	$675,089	$725,942

Long-term debt(6),(8),(9)	$231,000	$127,000	$50,000	$175,000	$—

Stockholders’ equity(8),(9)	$236,517	$303,490	$387,923	$396,237	$655,096

	Fiscal Year Ended April 30,
	2008	2007	2006	2005	2004
Other Consolidated Data:
Cash dividends declared per share	$0.72	$0.48	$0.32	$0.21	$—

(1)	In fiscal 2008 and fiscal 2007, we incurred $5.9 million and $0.5 million of expenses, respectively, in connection with the Internal Review.
(2)	In fiscal 2008, we incurred $6.1 million in management severance expenses, including a $5.7 million charge related to the departure of our former Chief Executive Officer.

(3)	In fiscal 2007, we incurred $1.9 million in litigation related expenses in connection with the previously disclosed settlement of the California Attorney General and Pierre Brailsford matters regarding the origination of RALs between 2001 and 2005; in fiscal 2006, we accrued $3.8 million in litigation related expenses in connection with the California Attorney General matter. In fiscal 2004, we incurred a litigation settlement charge of $10.4 million in connection with the settlement of franchisee litigation related to RALs.
(4)	In fiscal 2005, we incurred a stock-based compensation charge of $4.5 million related to the issuance to employees of vested stock options and common stock in exchange for Cendant stock options and RSUs that were held by such employees prior to our IPO.
(5)	Following our IPO in June 2004, we began to incur incremental costs as a result of being a public company such as additional insurance and stock-based compensation.
(6)	Interest expense increased in fiscal 2005 primarily due to the issuance of $175.0 million of five-year floating-rate senior unsecured notes (the “$175 Million Notes”) in connection with our IPO. The $175 Million Notes were repaid in June 2005. Thereafter, interest expense was primarily attributable to borrowings under our credit facility.
(7)	In fiscal 2006, we incurred a non-cash charge of $2.7 million related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes and termination of our $100.0 million five-year revolving credit facility (the “$100 Million Credit Facility”). This facility was replaced with an amended credit facility.
(8)	In fiscal 2008, fiscal 2007 and fiscal 2006, we repurchased 3,486,946, 4,415,348 and 2,538,197 shares of our common stock, respectively, totaling $99.0 million, $142.3 million and $61.3 million under our current and previous share repurchase programs.
(9)	In connection with our IPO in June 2004, we paid a special dividend to Cendant in the amount of $306.9 million (the “Special Dividend”). The $175.0 million cash portion of the dividend was funded entirely from the net proceeds of the $175 Million Notes issuance and the remaining $131.9 million represents the cancellation of a receivable due from Cendant.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements beginning on page 48 in this Annual Report on Form 10-K.

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

Revenues that we earn consist of the following components:

Franchise operations revenues:

•

Royalty revenues: We earn royalty revenues from our franchisees. Our franchise agreements require franchisees to pay us a royalty fee of 15% of their revenues (12% for most territories sold before mid-year 2000). In fiscal 2008, our average royalty rate was 13.5%. Franchisees earn revenues from the preparation of tax returns and from related products and services. We recognize royalty revenues upon the completion of paid tax returns by our franchisees.

•

Marketing and advertising revenues: In addition to royalty revenues, franchisees pay us a marketing and advertising fee equal to 6% of their revenues. We recognize marketing and advertising revenues upon the completion of paid tax returns by our franchisees.

•	Financial product fees:

Tax Season 2008

In September and October 2007, we entered into the following agreements:

•	Program Agreement (the “Republic Program Agreement”), dated September 19, 2007, with Republic Bank & Trust Company (“Republic”);

•	Technology Services Agreement (the “Republic Technology Agreement”), dated September 19, 2007, with Republic;

•	Amended and Restated Program Agreement (the “Amended and Restated SBB&T Program Agreement”), dated September 21, 2007, with Santa Barbara Bank & Trust (“SBB&T”);

•	Amended and Restated Technology Services Agreement (the “Amended and Restated SBB&T Technology Agreement”), dated September 21, 2007, with SBB&T;

•	Amended and Restated Program Agreement (the “Amended and Restated HSBC Program Agreement”), dated October 8, 2007, with HSBC Taxpayer Financial Services Inc. (“HSBC”); and

•	Amended and Restated Technology Services Agreement (the “Amended and Restated HSBC Technology Agreement”), dated October 8, 2007, with HSBC.

The Republic Program Agreement, the Amended and Restated SBB&T Program Agreement and the Amended and Restated HSBC Program Agreement are collectively referred to as the “Program Agreements.” The Republic Technology Agreement, the Amended and Restated SBB&T Technology Agreement and the Amended and Restated HSBC Technology Agreement are collectively referred to as the “Technology Agreements.”

Under the Program Agreements, Republic, SBB&T and HSBC offer, process and administer certain financial products, including refund anticipation loans (“RALs”), through Jackson Hewitt Tax Service locations. In connection with the Program Agreements, each financial product provider pays us a fixed annual fee. Pursuant to the Technology Agreements, we provide certain technology support in connection with these programs. Under the Technology Agreements, we receive a fixed annual fee as well as variable payments tied to growth in the programs.

During tax season 2008, Republic, SBB&T and HSBC collectively provided financial products to the entire network of Jackson Hewitt Tax Service offices. During tax seasons 2009 and 2010, we expect that Republic and SBB&T will collectively provide financial products to the entire network of Jackson Hewitt Tax Service offices. SBB&T provided a majority of the financial products in the 2008 tax season and we expect that SBB&T will provide the majority of the financial products in each of the tax seasons 2009 and 2010.

Tax Seasons 2007 and 2006

In tax seasons 2007 and 2006, under the financial product agreements with HSBC and SBB&T that were executed in 2006, we earned a fixed annual fee under such Program agreements as well as a variable payment under the respective Technology Agreements upon the attainment of certain contractual growth thresholds.

Beginning in tax season 2006, we have earned the fixed annual fees under such agreements during the third and fourth fiscal quarters and the variable payment primary during the fourth fiscal quarter.

Additional financial products offered by us include the ipower® Card and Gold Guarantee® product. Revenues from the Gold Guarantee product are earned ratably over the product’s life, which approximates 36 months.

•

Other financial product revenues: Beginning in January 2006, we no longer earned other financial product revenues related to RALs provided to our customers. Prior to January 2006, other financial product revenues represented a portion of the net finance fees paid by customers to SBB&T and HSBC from the facilitation of RALs that exceeded uncollected loans provided by SBB&T and HSBC. Additionally, we earned revenues with respect to RALs provided by SBB&T and HSBC in prior years.

•

Other revenues: Other revenues include ancillary fees we earn from franchisees, including a $2.00 fee per tax return prepared paid by franchisees for the processing of each electronically-transmitted tax return. We recognize revenues from processing fees at the time the tax returns are filed. In fiscal 2008, over 90% of all tax returns filed by our franchisees were filed electronically. Other revenues also include revenues that we earn from the sale or transfer of our franchise territories. Such revenues are recognized when all material services or conditions relating to the sale have been performed, generally upon completion of a mandatory training program for new franchisees.

Company-owned office operations revenues:

•

Service revenues: Service revenues include only revenues earned at our company-owned offices and primarily consist of fees that we earn directly from our customers for the preparation of tax returns. We recognize service revenues upon the completion of tax returns by our company-owned offices.

Notable Events in Fiscal 2008

Internal Review Concluded

On September 20, 2007, we reached an agreement with the IRS resolving its examination of our internal tax return preparation compliance systems and processes. In connection with closing the audit, we agreed to make a voluntary compliance payment of $1.5 million, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

In September 2007, the Department of Justice (“DOJ”) announced that it had reached a settlement of the civil injunction suits it had filed in April 2007 against a franchisee and other named defendants operating in four states based upon allegations involving fraudulent tax return preparation (“DOJ Lawsuits”). We were not named as a defendant in these suits. In October 2007, the franchisee named in the DOJ Lawsuits exited the Jackson Hewitt system.

We retained outside counsel to conduct an internal review (the “Internal Review”) of the allegations set forth in the DOJ Lawsuits and of our policies, practices and procedures in connection with such tax return preparation activities. The Internal Review’s examination determined that there was no corporate involvement in the allegations made against the franchisee. It also resulted in recommendations which were implemented for the 2008 tax season and enhanced certain systems and processes, including the development of additional compliance requirements such as enhanced monitoring tools and increased training of franchisees and tax return preparers.

Acquisitions

On October 4, 2007, we acquired substantially all of the assets of the tax return preparation businesses in the Atlanta, Chicago, and Detroit markets (collectively, the “October 4, 2007 Acquisitions”) from the franchisee named in the DOJ Lawsuits, and we are operating these stores as company-owned locations. Total consideration under the terms of the purchase agreements for the Acquisitions is $19.1 million in cash, with the remaining fifty percent due July 2008.

In addition to the above acquisitions, in fiscal 2008, we acquired 12 other tax return preparation businesses for a total purchase price of $8.5 million.

Management Changes

On October 9, 2007, the employment of Michael D. Lister, formerly Chief Executive Officer and Chairman of the Board of Directors, was terminated without cause. Upon termination, Mr. Lister also resigned as a director and Chairman of the Board. Michael C. Yerington, formerly President and Chief Operating Officer, was promoted to President and Chief Executive Officer and Mark L. Heimbouch, formerly Chief Financial Officer, was promoted to Chief Operating Officer. In order to fill the vacancy created by Mr. Lister’s departure, our Board of Directors elected Mr. Yerington as a Class III director to serve until the annual meeting of our stockholders in 2010 or until his successor is elected and duly qualified or until his earlier resignation or removal. The Board of Directors separated the roles of Chairman and Chief Executive Officer. Margaret Richardson, former Commissioner of Internal Revenue and current member of the Company’s Board of Directors, was named Non-Executive Chair of the Board.

Effective January 2, 2008, Daniel P. O’Brien was hired as our Executive Vice President, Chief Financial Officer and Treasurer.

Economic Stimulus

In February 2008, President Bush signed into law the Economic Stimulus Act of 2008. The new law allows a refundable credit against tax to low and middle-income individuals for 2008. We prepared 0.63 million ESP tax returns in 2008, which were tax returns filed by customers that had no legal requirement to file a tax return but filed a tax return solely to receive an economic stimulus payment from the Internal Revenue Service (“IRS”). We have presented certain tax return data excluding the impact of ESP tax returns in order to help investors compare, on an equivalent basis, our financial results for fiscal 2008 as compared to prior years.

Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

	Fiscal Year Ended April 30,
	2008	2007	2006
	(In thousands)
Consolidated Results of Operations:
Revenues
Franchise operations revenues:
Royalty	$76,549	$83,060	$76,234
Marketing and advertising	33,994	37,159	34,685
Financial product fees	71,496	80,011	74,458
Other financial product revenues	—	—	5,518
Other	9,934	12,776	12,986
Service revenues from company-owned office operations	86,532	80,190	71,529

Total revenues	278,505	293,196	275,410

Expenses
Cost of franchise operations	35,383	33,435	31,179
Marketing and advertising	48,388	44,247	40,977
Cost of company-owned office operations	65,886	51,706	47,084
Selling, general and administrative	48,895	35,792	39,723
Depreciation and amortization	13,233	12,266	11,428

Total expenses	211,785	177,446	170,391

Income from operations	66,720	115,750	105,019
Other income/(expense):
Interest income	1,835	1,856	1,924
Interest expense	(14,402)	(9,972)	(8,301)
Write-off of deferred financing costs	—	(108)	(2,677)
Other	—	—	520

Income before income taxes	54,153	107,526	96,485
Provision for income taxes	21,726	42,146	38,524

Net income	$32,427	$65,380	$57,961

The following table presents selected key operating statistics for our franchise and company-owned office operations.

	Fiscal Year Ended April 30,
	2008	2008(1)	2007	2006
Operating Statistics
Offices:
Franchise operations	5,763	5,763	5,778	5,379
Company-owned office operations	1,000	1,000	723	643

Total offices—system	6,763	6,763	6,501	6,022

Tax returns prepared (in thousands):
Franchise operations	2,995	2,942	3,229	3,246
Company-owned office operations	461	451	420	412

Total tax returns prepared—system	3,456	3,393	3,649	3,658

Average revenues per tax return prepared:
Franchise operations(2)	$189.15	$191.98	$191.82	$178.06

Company-owned office operations(3)	$187.69	$191.23	$190.74	$173.82

Average revenues per tax return prepared—system	$188.96	$191.88	$191.69	$177.58

Financial products (in thousands)(4)	3,108	3,108	3,412	3,350

Average financial product fees per financial product(5)	$23.00	$23.00	$23.45	$22.23

(1)	Excludes the impact of ESP tax returns.
(2)	Calculated as total revenues earned by our franchisees, which does not represent revenues earned by Jackson Hewitt, divided by the number of tax returns prepared by our franchisees (see calculation below). We earn royalty and marketing and advertising revenues, which represent a percentage of the revenues received by our franchisees.
(3)	Calculated as tax return preparation revenues and related fees earned by company-owned offices (as reflected in the Consolidated Statements of Operations) divided by the number of tax returns prepared by company-owned offices.
(4)	Consists of RALs, assisted refunds and Gold Guarantee products.
(5)	Calculated as revenues earned from financial product fees (as reflected in the Consolidated Statements of Operations) divided by number of financial products.

Calculation of average revenues per tax return prepared in Franchise Operations:

	Fiscal Year Ended April 30,
	2008	2008(1)	2007	2006
	(Dollars in thousands, except per tax return prepared data)
Total revenues earned by our franchisees(A)	$566,562	$564,875	$619,319	$578,019

Average royalty rate(B)	13.53%	13.53%	13.41%	13.19%
Marketing and advertising rate(C)	6.00%	6.00%	6.00%	6.00%

Combined royalty and marketing and advertising rate(B plus C)	19.53%	19.53%	19.41%	19.19%

Royalty revenues(A times B)	$76,549	$76,428	$83,060	$76,234
Marketing and advertising revenues(A times C)	33,994	33,892	37,159	34,685

Total royalty and marketing and advertising revenues	$110,543	$110,320	$120,219	$110,919

Number of tax returns prepared by our franchisees(D)	2,995	2,942	3,229	3,246

Average revenues per tax return prepared by our franchisees(A divided by D)	$189.15	$191.98	$191.82	$178.06

Amounts may not recalculate precisely due to rounding differences.

(1)	Excludes the impact of ESP tax returns.

Fiscal Year Ended April 30, 2008 as Compared to the Fiscal Year Ended April 30, 2007

Total Revenues

Total revenues decreased $14.7 million, or 5%, primarily due to a decrease in the number of tax returns prepared by our network, lower financial product fees earned under our agreements with SBB&T, HSBC and Republic and lower territory sales as compared to fiscal 2007. Excluding ESP tax returns, our network of franchised and company-owned offices prepared 3.39 million tax returns in fiscal 2008 (3.46 million total tax returns), a decline of 7% as compared to fiscal 2007 (a decline of 5% for total tax returns). These reductions were partially offset by service revenues of $15.2 million earned at the 182 company-owned offices we added in fiscal 2008 through acquisitions.

Excluding ESP tax returns, average revenues per tax return prepared remained essentially flat as compared to last year (a decrease of 1% for total returns). Customer retention was just under 58% in fiscal 2008 as compared to just over 60% in fiscal 2007. Same store tax return volume decreased approximately 9% excluding ESP tax returns (and was down 7% for all tax returns).

Contributors to the overall decline in the number of tax returns prepared were as follows:

(i)	Lack of a pre-season product to help attract customers into our stores in the January and early February timeframe. We not only lacked a pre-season product but we also underestimated the retention impact this would have on our early season results. For the first month of the 2008 tax season, we were down approximately 300,000 tax returns as compared to the first month of last tax season (on a day over day comparative basis). Although we experienced growth in the late season, we were not able to completely overcome our slow start.

(ii)	The continued negative publicity surrounding the DOJ Lawsuits and the ineffectiveness of marketing messages. We experienced continued weakness in our brand, more so than our research predicted in certain markets that were impacted by the DOJ Lawsuits. Additionally, our overall marketing messages and programs did not succeed in creating customer demand throughout the tax season.

(iii)	The impact of our increased compliance efforts. As a result of the Internal Review, a variety of enhancements in the areas of tax return preparation compliance and monitoring were implemented during the year. However, the time and effort put forth in the implementation likely had some negative impact on the tax return levels in tax season 2008.

Furthermore, an important element of our location strategy is that the maturation of our offices from which the average number of tax returns prepared per office increases as offices age. Our retail-partner locations typically prepare fewer tax returns as they tend to be smaller in size than typical storefront locations. Due to the factors discussed above, the average number of tax returns prepared per office presented in the table below decreased in most age categories as compared to fiscal 2007. The following table includes, for fiscal 2008, the average number of tax returns prepared by offices in our network, including the percentage of retail-partner locations as a percentage of total offices by age category, based upon the number of years in our network:

Number of Years in our Network	Offices as a % of Total Offices	Retail-Partner Locations as a % of Total Offices By Age	Average Number of Tax Returns Prepared per Office Excluding ESP Tax Returns (Total Offices)	Average Number of Tax Returns Prepared per Office—All Tax Returns (Total Offices)
1	8%	27%	228	234
2	10%	15%	267	273
3	10%	18%	315	322
4	10%	32%	366	374
5	11%	41%	438	448
6	8%	26%	493	504
7+	43%	22%	651	662

	100%

Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses increased $34.3 million, or 19%. Highlights were as follows:

Cost of franchise operations: Cost of franchise operations increased $1.9 million, or 6%, primarily due to (i) higher Gold Guarantee program costs of $0.5 million; (ii) a $0.4 million charge related to the termination of franchise agreements in connection with the October 4, 2007 Acquisitions; and (iii) higher amortization of development advances of $0.3 million.

Marketing and advertising: Marketing and advertising expenses increased $4.1 million, or 9%, primarily as a result of having committed to higher spending prior to the beginning of the 2008 tax season in anticipation of higher franchisee revenues.

Cost of company-owned office operations: Cost of company-owned office operations increased $14.2 million, or 27%, primarily due to increased facilities expenses of $6.0 million and increased labor expenses of $5.0 million incurred to support the higher number of company-owned stores. Additionally, the provision for uncollectible accounts receivable, net, increased $3.1 million.

Selling, general and administrative: The increase in selling, general and administrative expenses of $13.1 million, or 37%, was primarily due to (i) management severance of $6.1 million including a $5.7 million charge related to the departure of our former Chief Executive Officer; (ii) higher Internal Review expenses of $5.4 million which includes higher professional fees of $3.9 million and a $1.5 million voluntary compliance payment to the IRS; (iii) higher external legal fees (unrelated to the Internal Review) of $1.5 million; (iv) higher consulting fees of $0.7 million incurred to support our strategic initiatives; (v) higher stock-based compensation of $0.7 million due to the additional equity awards granted in fiscal 2008; (vi) higher personnel related expenses of $0.6 million; and (vii) higher technology related expenses of $0.4 million. These expenses were partially offset by the absence of a $1.9 million in litigation related expenses (in connection with the previously disclosed settlement of the California Attorney General and Pierre Brailsford matters regarding the origination of RALs between 2001 and 2005) and lower commission expense of $1.2 million primarily resulting from the decrease in the number of territories sold.

Other Income/(Expense)

Interest expense: Interest expense increased $4.4 million, or 44%, primarily due to a higher average debt balance resulting from the cumulative impact of share repurchase programs. Our average cost of debt was 5.6% and 6.2% in fiscal 2008 and 2007, respectively.

Fiscal Year Ended April 30, 2007 as Compared to the Fiscal Year Ended April 30, 2006

Total Revenues

Total revenues increased $17.8 million, or 6.5%, primarily due to an increase in the average revenues per tax return prepared by our network, higher financial product fees in connection with our agreements with SBB&T and HSBC and cumulative growth and higher pricing per product in our Gold Guarantee program. Average revenues per tax return prepared increased 8% primarily as a result of stronger pricing. The increase in financial product fees was largely related to the attainment of certain contractual growth thresholds and higher fixed fees under our agreements. Customer retention was approximately just over 60% in fiscal 2007. Same store tax return volume decreased approximately 4% in fiscal 2007.

Our network of franchised and company-owned offices prepared 3.65 million tax returns in fiscal 2007, a decline of 0.2% as compared to fiscal 2006. Contributing to the overall decline were the increased competitive environment, due in part to various pre-season loan products in the marketplace, and the shift in taxpayer filings from early season to late season, compounded by the negative publicity in early April 2007 surrounding the announcement by the DOJ of the DOJ Lawsuits.

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

	100%

Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses increased $7.1 million, or 4%. Highlights were as follows:

Cost of franchise operations: Cost of franchise operations increased $2.3 million, or 7%, primarily due to the cumulative growth in our Gold Guarantee program over the past three years, including higher program costs, which are charged ratably over the product’s life, which approximates 36 months.

Marketing and advertising: Marketing and advertising expenses increased $3.3 million, or 8%, primarily in line with the increase in marketing and advertising revenues.

Cost of company-owned office operations: Cost of company-owned office operations increased $4.6 million, or 10%, primarily due to increased labor and facilities expenses incurred to support the new offices opened during the previous year to support customer demand. Despite this increase, cost of operations decreased as a percentage of the related service revenues from operations due to a continued focus on strategic initiatives implemented two years prior.

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

Segment Results and Corporate and Other

Franchise Operations

At the core of our business strategy is the growth and development of our franchise system. We derive a significant portion of our revenues during the third and fourth fiscal quarters from royalty and marketing and advertising fees. The number of tax returns prepared by our franchise system represented 87% of the total number of tax returns prepared by our network in fiscal 2008.

	Fiscal Year Ended April 30,
	2008	2007	2006
	(In thousands)
Results of Operations:
Revenues:
Royalty	$76,549	$83,060	$76,234
Marketing and advertising	33,994	37,159	34,685
Financial product fees	71,496	80,011	74,458
Other financial product revenues	—	—	5,518
Other	9,934	12,776	12,986

Total revenues	191,973	213,006	203,881

Expenses:
Cost of operations	35,383	33,435	31,179
Marketing and advertising	40,464	37,159	34,691
Selling, general and administrative	3,776	3,945	3,448
Depreciation and amortization	9,791	9,408	8,706

Total expenses	89,414	83,947	78,024

Income from operations	102,559	129,059	125,857
Other income/(expense):
Interest income	1,445	1,352	1,121

Income before income taxes	$104,004	$130,411	$126,978

Fiscal Year Ended April 30, 2008 as Compared to the Fiscal Year Ended April 30, 2007

Total Revenues

Total revenues decreased $21.0 million, or 10%, primarily for the same reasons discussed in the Consolidated Results of Operations. The number of tax returns prepared by our franchise operations decreased 7% as compared to fiscal 2007.

Royalty and marketing and advertising: Royalty revenues decreased $6.5 million, or 8%, and marketing and advertising revenues decreased $3.2 million, or 9%, primarily due to the decrease in total revenues earned by our franchisees as a result of the decline in the number of tax returns prepared and the sale of certain franchise operations to our company-owned segment during the year.

Financial product fees: Revenues earned under our agreements with SBB&T, HSBC and Republic decreased $8.4 million, or 11%, primarily due to lower fees, including a reduction in variable payments related to the lower number of tax returns prepared. In fiscal 2008, financial product fees in connection with the financial product agreements were $61.3 million as compared to $69.2 million in fiscal 2007. Franchisees facilitated the sale of 2.7 million financial products in fiscal 2008 as compared with 3.0 million in fiscal 2007.

Other revenues: Other revenues decreased $2.8 million, or 22%, primarily due to the decrease in territory sales as compared to fiscal 2007. Other revenues included the sale of 130 territories in fiscal 2008 as compared to 205 in fiscal 2007. The Company believes that the decline in territory sales was primarily related to negative publicity surrounding the DOJ Lawsuits.

Total Expenses

Total operating expenses increased $5.5 million, or 7%. Highlights were as follows:

Cost of operations: Cost of operations increased as discussed in the Consolidated Results of Operations.

Marketing and advertising: Marketing and advertising expenses increased $3.3 million, or 9%, for the reasons discussed in the Consolidated Results of Operations. Franchise operations typically recognize marketing and advertising expenses equal to 6% of total revenues earned by our franchisees. In fiscal 2008, we incurred $6.5 million, or 19%, of expenses in excess of our 6% obligation as a result of having committed to higher spending prior to the beginning of the 2008 tax season in anticipation of higher franchisee revenues.

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

Financial product fees: Financial product fees increased $5.6 million, or 7%, as discussed in the Consolidated Results of Operations. In fiscal 2007, financial product fees earned in connection with the financial product agreements were $69.2 million as compared to $65.0 million in fiscal 2006. Gold Guarantee revenues increased by $1.3 million to $9.8 million in fiscal 2007. Franchisees facilitated the sale of 3.0 million financial products in fiscal 2007 as compared with 2.9 million in fiscal 2006.

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

Company-Owned Office Operations

Complementing our franchise system are our company-owned offices. The number of tax returns prepared by our company-owned offices represented 13% of the total number of tax returns prepared within our network in fiscal 2008.

	Fiscal Year Ended April 30,
	2008	2007	2006
	(In thousands)
Results of Operations:
Revenues
Service revenues from operations	$86,532	$80,190	$71,529

Expenses
Cost of operations	65,886	51,706	47,084
Marketing and advertising	7,924	7,088	6,286
Selling, general and administrative	3,834	3,395	3,623
Depreciation and amortization	3,442	2,858	2,722

Total expenses	81,086	65,047	59,715

Income from operations	5,446	15,143	11,814
Other income/(expense):
Other	—	—	520

Income before income taxes	$5,446	$15,143	$12,334

Fiscal Year Ended April 30, 2008 as Compared to the Fiscal Year Ended April 30, 2007

Revenues

Service revenues from operations increased $6.3 million, or 8%, due to revenues of $15.2 million earned at the 182 offices we added in fiscal 2008 through acquisitions, partially offset by a reduction in revenues attributed to the lower number of tax returns prepared at the same locations we operated last year and at offices added through organic growth in fiscal 2008.

Excluding ESP tax returns, average revenues per tax return prepared were essentially flat (down 2% for all tax returns due to lower pricing associated with ESP tax returns). Company-owned offices facilitated the sale of approximately 427,000 financial products in fiscal 2008 as compared with 421,000 in fiscal 2007.

Total Expenses

Total expenses increased $16.0 million, or 25%. Highlights were as follows:

Cost of operations: Cost of operations increased as discussed in the Consolidated Results of Operations.

Marketing and advertising: Marketing and advertising expenses increased $0.8 million, or 12%, primarily due to the same reasons discussed in the Consolidated Results of Operations. Company-owned office operations recognized marketing and advertising expenses approximately equal to 6% of tax preparation revenues. In addition, company-owned office operations also recognized regional and local marketing and advertising expenses.

We are taking steps to improve our cost position and operational efficiency in this segment following the significant decline in operating margins experienced in fiscal 2008.

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

	Fiscal Year Ended April 30,
	2008	2007	2006
	(In thousands)
Expenses(a)
General and administrative	$24,554	$21,979	$26,044
Stock-based compensation	4,778	4,122	2,808
Litigation related expenses	—	1,873	3,800
Internal Review expenses	5,845	478	—
Severance	6,108	—	—

Total expenses	41,285	28,452	32,652

Loss from operations	(41,285)	(28,452)	(32,652)
Other income/(expense):
Interest income	390	504	803
Interest expense	(14,402)	(9,972)	(8,301)
Write-off of deferred financing costs(b)	—	(108)	(2,677)

Loss before income taxes	$(55,297)	$(38,028)	$(42,827)

(a)	Included in selling, general and administrative in the Consolidated Statements of Operations.
(b)	Fiscal 2006 charge represents a non-cash charge associated with the repayment of the $175.0 million five-year floating-rate senior unsecured notes and the termination of the $100.0 million five-year revolving credit facility.

Fiscal Year Ended April 30, 2008 as Compared to the Fiscal Year Ended April 30, 2007

Loss from Operations

Loss from operations increased $12.8 million, or 45%, primarily due to (i) management severance of $6.1 million including a $5.7 million charge related to the departure of our former Chief Executive Officer; (ii) higher Internal Review expenses of $5.4 million which included higher professional fees of $3.9 million and a $1.5 million voluntary compliance payment to the IRS; (iii) higher external legal fees (unrelated to the Internal Review) of $1.5 million; (iv) higher consulting fees of $0.7 million incurred to support our strategic initiatives; (v) higher stock-based compensation of $0.7 million due to additional equity awards granted in fiscal 2008; (vi) higher personnel related expenses of $0.6 million; and (vii) higher technology related expenses of $0.4 million. The increase in overall expenses was partially offset by the absence of a $1.9 million in litigation related expenses which was recognized in fiscal 2007.

Other income/(expense)

Interest expense increased as discussed in Consolidated Results of Operations.

Fiscal Year Ended April 30, 2007 as Compared to the Fiscal Year Ended April 30, 2006

Loss from Operations

Loss from operations decreased $4.2 million, or 13%, primarily due to lower performance bonus expenses of $6.0 million and lower litigation related expenses of $1.9 million. Partially offsetting the overall decrease was (i) higher stock-based compensation of $1.3 million; (ii) higher outsourced technology-related service expenses of $0.9 million; (iii) higher external legal fees of $0.8 million; (iv) higher salary expense of $0.6 million; and (v) Internal Review expenses of $0.5 million.

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

Credit Facility

On May 21, 2008, we amended our five-year unsecured credit facility (the “Amended and Restated $450 Million Credit Facility”) to provide for additional flexibility in connection with the allowable maximum consolidated leverage ratio under the credit facility covenants. Borrowings under the $450 Million Credit Facility are to be used to finance working capital needs, general corporate purposes, potential acquisitions and repurchases of our common stock.

The maximum consolidated leverage ratio was amended from 3.0:1.0 to (i) 3.5:1.0 for the fiscal quarters ending July 31, 2008 through January 31, 2009; (ii) 3.15:1.0 for the fiscal quarters ending April 30, 2009 through October 31, 2009; and (iii) 3.0:1.0 for the fiscal quarters ending January 31, 2010 through July 31, 2011. Additionally, the credit facility was amended to include limitations with regard to share repurchases and acquisitions. We are restricted from repurchasing shares until we achieve a consolidated leverage ratio of 2.5:1.0 or lower for two consecutive fiscal quarters. Thereafter, achievement of a consolidated leverage ratio of 3.0:1.0 or below is required for continued share repurchases. We are also limited to annual acquisitions of $15.0 million when the consolidated leverage ratio, as defined, is greater than 3.0:1.0. As of April 30, 2008, our consolidated leverage ratio, as defined, was 2.8:2.0. Furthermore, Eurodollar borrowings will bear interest at LIBOR plus a credit spread ranging from 0.50% to 2.00% per annum; Base Rate borrowings will bear interest at the Prime Rate plus a credit spread up to 1.00%; and the annual fee now ranges from 0.10% to 0.40% of the unused portion of the credit facility.

In the future, we may require additional financing to meet our capital needs. Our liquidity position may be negatively affected by unfavorable conditions in the market in which we operate. In addition, our inability to generate sufficient profits during tax season may unfavorably impact our funding requirements.

Sources and Uses of Cash

Operating activities

In fiscal 2008, we received $45.8 million less cash from operations as compared to fiscal 2007 due to the following:

•	Lower franchise operations revenues of $21.0 million primarily due to a decrease in the number of tax returns prepared by our network and lower financial product fees;

•	Higher costs of approximately $11.0 million associated with incremental labor and facilities to support the new company-owned offices opened during the past year;

•	Payments of $6.3 million associated with the Internal Review (primarily accrued in fiscal 2008):

•	Higher interest payments on our credit facility of $4.0 million due to increased borrowings; and

•	Payment of $3.5 million in severance primarily attributable to our former Chief Executive Officer’s departure from the Company.

Partially offsetting the factors discussed above were:

•	Lower performance bonus payments as we paid $8.3 million in fiscal 2008 (accrued in fiscal 2007) as compared to $15.8 million last year (accrued in fiscal 2006); and

•	Lower litigation settlement related payments of $7.6 million (accrued prior to fiscal 2008).

In fiscal 2007, we received $33.3 million less cash from operations as compared to fiscal 2006 primarily due to the following:

•	Higher income tax payments of $16.3 million primarily due to the timing of estimated tax payments and the increase in operating income between years;

•	Higher performance bonus payments as we paid $15.8 million in fiscal 2007 (accrued in fiscal 2006) as compared to $9.1 million in fiscal 2006 (accrued in fiscal 2005);

•	Higher litigation settlement related payments as we paid $7.8 million in fiscal 2007 as compared to $2.2 million in fiscal 2006; and

•	Higher marketing and advertising payments primarily due to the reduction of $3.8 million in our marketing and advertising constructive obligation accrued through April 30, 2006.

Partially offsetting the factors discussed above were the increase in net income of 13% and the timing of payments received from franchisees.

Investing activities

In fiscal 2008, we used $13.9 million more cash for investing activities as compared to fiscal 2007 due to the following:

•	Cash paid for the acquisition of tax return preparation businesses increased $13.8 million; and

•	Net funding provided to franchisees increased $2.6 million.

Partially offsetting the overall increase in net cash used in investing activities were lower capital expenditures of $2.5 million as last year included leasehold improvements and new equipment purchases associated with the relocation of our technology headquarters to a new building and lower capitalized software development costs.

In fiscal 2007, we used $0.7 million more cash for investing activities as compared to fiscal 2006 due to the following:

•	Cash paid for the acquisition of tax return preparation businesses increased $1.9 million; and

•	Net funding provided to franchisees increased $0.3 million.

Partially offsetting the overall increase in net cash used in investing activities were lower capital expenditures of $1.8 million primarily due to lower build out costs and new equipment purchases associated with the relocation of our technology and corporate headquarters to new buildings (our technology headquarters in Florida relocated in fiscal 2007 and our corporate headquarters in New Jersey relocated in fiscal 2006).

Financing activities

In fiscal 2008, we used $76.1 million less cash for financing activities as compared to fiscal 2007 primarily due to the following:

•	Higher net borrowings under our Amended and Restated $450 Million Credit Facility of $27.0 million;

•	Reduced spending of $43.4 million on the repurchase of shares of our common stock; and

•	Higher proceeds of $8.5 million resulting from the exercises of stock options.

Partially offsetting the overall decrease in net cash used in financing activities were higher quarterly dividend payments to stockholders of $5.5 million for which the quarterly payments were increased to $0.18 per share in fiscal 2008 as compared to $0.12 per share in fiscal 2007.

In fiscal 2007, we used $118.6 million less cash used for financing activities as compared to fiscal 2006 primarily due to the repayment of our $175 Million Notes in June 2005 partially offset by (i) higher spending on the repurchase of shares our common stock of $81.0 million and (ii) higher quarterly dividend payments to stockholders of $4.3 million.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

Over the next 12 months, our primary cash requirements will be the funding of our operating activities (including capital expenditure requirements, contractual obligations and commitments), fund acquisitions, provide funding to franchisees for office expansion, repay debt outstanding, make periodic interest payments on our debt outstanding and pay quarterly dividends as described more fully below.

•

Restructuring—In fiscal 2009, we will take steps to improve our cost structure and operating efficiency, which will include recognizing employee severance benefits associated with workforce reductions and contract termination costs to exit leases on underperforming offices.

•	Marketing and advertising—We receive marketing and advertising payments from franchisees to fund our budget for most of these expenses. Marketing and advertising expenses include national, regional and local campaigns designed to increase brand awareness and attract both early season and late season customers. Such expenses are seasonal in nature and typically increase in our third and fourth fiscal quarters when most of our revenues are earned. We are making significant changes to our marketing effort for the 2009 tax season, with the overriding goal of bringing more new customers into our stores and improving our same-store sales performance, profitability and customer retention.

•

Company-owned offices—Our company-owned offices complement our franchise system and are focused primarily on organic growth through the opening of new company-owned offices within existing territories as well as increasing office productivity. We also continue to pursue selective acquisition opportunities for our company-owned office segment in economically attractive, high growth markets adjacent to our current operations. Under the terms of the purchase agreements in connection with the October 4, 2007 Acquisitions, the remaining balance of the purchase price, approximately $9.55 million, is due in July 2008. Furthermore, under the May 2008 amendment to our credit facility, we are limited to annual acquisitions of $15.0 million when our consolidated leverage ratio, as defined, is greater than 3.0:1.0. Expenses to operate our company-owned offices begin to increase during the third fiscal quarter and peak during the fourth fiscal quarter primarily due to the labor costs related to the seasonal employees who provide tax return preparation services to our customers.

•

Capital expenditures—We anticipate spending on capital expenditures in fiscal 2009 primarily for information technology upgrades to support our growth, which includes personnel related payments capitalized for the development of internal use software.

•	Franchisee funding—We anticipate providing franchisees with funding for Conversions and to open new storefront offices as we look to build a stronger distribution system.

•

Debt repayment—As of May 31, 2008, we had $243.0 million outstanding under our Amended and Restated $450 Million Credit Facility. We anticipate generating operating cash flow next tax season to partially repay these outstanding borrowings.

•

Quarterly dividend—On June 3, 2008, our Board of Directors declared a quarterly cash dividend of $0.18 per share of common stock, payable on July 15, 2008, to common stockholders of record on June 30, 2008. We currently intend to make quarterly cash dividend payments of $0.18 per common share in fiscal 2009.

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

We plan to target and will seek to maintain a capital structure that is consistent with a low investment grade credit profile, broadly modeled in the BBB area. We have no near-term intention to seek a formal credit rating, and, given our size, we may have difficulty receiving an investment grade rating from the major rating agencies; however we use this profile for guidance. We believe that targeting this capital structure profile over the long-term will result in an appropriate balance between the needs of equity and debt providers, between financial risk and financial flexibility for our Company, while providing a prudent use of leverage to minimize Jackson Hewitt’s weighted average cost of capital. As we assess our future dividend and share repurchase strategies, we plan to do so within the context of maintaining this targeted capital structure.

Seasonality of Operations

Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate substantially all our revenues during the period from January 1 through April 30. In fiscal

2008, we earned 95% of our revenues during this period. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season. Additionally, the aggregate net loss in the off-season period historically has increased period over period as a result of our prior year office expansion in the company-owned segment, anticipated growth in the business and the cumulative effect of our share repurchase programs on interest expense.

Contractual Obligations

The following table presents future contractual obligations due by fiscal period as of April 30, 2008:

	2009	2010-2011	2012-2013	2014 and Thereafter	Total
	(In thousands)
Long-term debt(1)	$—	$231,000	$—	$—	$231,000
Operating lease commitments	10,519	18,458	5,172	925	35,074
Purchase obligations(2)	3,111	1,012	338	—	4,461

Total	$13,630	$250,470	$5,510	$925	$270,535

(1)	Accrued interest under the Amended and Restated $450 Million Credit Facility was $0.94 million as of April 30, 2008. Borrowings outstanding under the $450 Million Credit Facility were $243.0 million as of May 31, 2008.
(2)	In connection with certain marketing, technology-related and other services.

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

Goodwill

We test goodwill for impairment annually in our fourth fiscal quarter, or more frequently if circumstances indicate impairment may have occurred. We reviewed the carrying value of our goodwill by comparing the carrying value of our reporting units to their fair value. When determining fair value, we utilized various assumptions, including projections of future cash flows. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact results. An adverse change to our business would impact our consolidated results and may result in an impairment of our goodwill. The aggregate carrying value of our goodwill was $414.9 million as of April 30, 2008. See “Part I. Item 1—Financial Statements—Notes to Consolidated Financial Statements—Note 4 —Goodwill and Other Intangible Assets” for more information on goodwill.

Other Indefinite-Lived Intangible Assets

We test indefinite-lived intangible assets for impairment annually in our fourth fiscal quarter, or more frequently if circumstances indicate impairment may have occurred. Indefinite-lived intangible assets are carried at the lower of cost or fair value. If the fair value of the indefinite-lived intangible asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference. An adverse change to our business would impact our consolidated results and may result in an impairment of our indefinite-lived intangible assets. The aggregate carrying value of our indefinite-lived intangible assets was $83.0 million as of April 30, 2008. See “Part I. Item 1—Financial Statements—Notes to Consolidated Financial Statements—Note 4—Goodwill and Other Intangible Assets” for more information on indefinite-lived intangible assets.

Long-Lived Assets

Definite-lived intangible assets and long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. We test for impairment based on a comparison of the asset’s undiscounted cash flows to its carrying value and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the implementation of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the remainder of SFAS No. 157 beginning May 1, 2008 and do not expect its adoption to have a material impact on our Consolidated Financial Statements. The aspects that have been deferred by FSP FAS 157-2 will be effective for us beginning May 1, 2009 and we are currently assessing the potential impact of its adoption on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for us beginning May 1, 2008. The adoption of SFAS 159 is not expected to have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for us as of May 1, 2009 and will then be applied prospectively to business combinations that have an acquisition date on or after May 1, 2009. We are currently assessing the potential impact on our Consolidated Financial Statements of adopting SFAS 141R.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for us beginning February 1, 2009. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The principal impact of SFAS 161 will be to require us to expand our disclosure regarding our derivative and hedging activities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have entered into interest rate swap agreements with financial institutions to convert a notional amount of $100.0 million of floating-rate borrowings into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. Under these interest rate swap agreements, the first $50.0 million of which became effective in October 2005 and the remaining $50.0 million in November 2007, we receive a floating interest rate based on the three-month LIBOR (in arrears) and pay a fixed interest rate averaging from 4.4% to 4.5%. These interest rate swap agreements were determined to be cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 149.

In connection with extending the maturity date under the amended and restated credit facility, in October 2006 we entered into interest rate collar agreements to become effective after the initial interest rate swap agreements terminate. The interest rate collar agreements were entered into with financial institutions to limit the variability of expense/payments on $50.0 million of floating-rate borrowings during the period from July 2010 to October 2011 to a range of 5.5% (the cap) and 4.6% (the floor). These interest rate collar agreements were determined to be cash flow hedges in accordance with SFAS No. 133, as Amended.

We have financial market risk exposure related primarily to changes in interest rates. As discussed above, we attempt to reduce this risk through the utilization of derivative financial instruments. A hypothetical 1% change in the interest rate on our floating-rate borrowings outstanding as of April 30, 2008, excluding our $100.0 million of hedged borrowings whereby we fixed the interest rate, at an average ranging from 4.4% to 4.5%, would result in an annual increase or decrease in income before income taxes of $1.3 million. The estimated increase or decrease is based upon the level of variable rate debt as of April 30, 2008 and assumes no changes in the volume or composition of debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jackson Hewitt Tax Service Inc.

Parsippany, NJ

We have audited the accompanying consolidated balance sheets of Jackson Hewitt Tax Service Inc. and subsidiaries (the “Company”) as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2008. Our audits also included the financial statement schedule listed in Item 15a. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jackson Hewitt Tax Service Inc. and subsidiaries at April 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, effective May 1, 2007, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 30, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, NJ

June 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jackson Hewitt Tax Service Inc.

Parsippany, NJ

We have audited the internal control over financial reporting of Jackson Hewitt Tax Service Inc. and subsidiaries (the “Company”) as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended April 30, 2008 of the Company and our report dated June 30, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 on April 30, 2008.

/s/ DELOITTE & TOUCHE LLP

Parsippany, NJ

June 30, 2008

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	As of April 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,594	$1,693
Accounts receivable (net of allowance for doubtful accounts of $694 and $1,279, respectively)	17,850	17,519
Notes receivable, net	6,033	5,544
Prepaid expenses and other	13,241	11,421
Deferred income taxes	200	1,933

Total current assets	41,918	38,110
Property and equipment, net	32,099	35,194
Goodwill	414,887	393,208
Other intangible assets, net	86,458	84,793
Notes receivable, net	6,035	5,001
Other non-current assets, net	18,668	17,235

Total assets	$600,065	$573,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$34,851	$31,452
Income taxes payable	48,531	58,905
Deferred revenues	8,264	10,038

Total current liabilities	91,646	100,395
Long-term debt	231,000	127,000
Deferred income taxes	27,298	31,206
Other non-current liabilities	13,604	11,450

Total liabilities	363,548	270,051

Commitments and Contingencies (Note 18)
Stockholders’ equity:
Common stock, par value $0.01; Authorized 200,000,000 shares;
Issued: 38,867,231 and 38,069,726 shares, respectively	389	381
Additional paid-in capital	383,084	359,469
Retained earnings	158,011	146,962
Accumulated other comprehensive income	(2,306)	348
Less: Treasury stock, at cost: 10,440,491 and 6,953,545 shares, respectively	(302,661)	(203,670)

Total stockholders’ equity	236,517	303,490

Total liabilities and stockholders’ equity	$600,065	$573,541

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2008	2007	2006
Revenues
Franchise operations revenues:
Royalty	$76,549	$83,060	$76,234
Marketing and advertising	33,994	37,159	34,685
Financial product fees	71,496	80,011	74,458
Other financial product revenues	—	—	5,518
Other	9,934	12,776	12,986
Service revenues from company-owned office operations	86,532	80,190	71,529

Total revenues	278,505	293,196	275,410

Expenses
Cost of franchise operations	35,383	33,435	31,179
Marketing and advertising	48,388	44,247	40,977
Cost of company-owned office operations	65,886	51,706	47,084
Selling, general and administrative	48,895	35,792	39,723
Depreciation and amortization	13,233	12,266	11,428

Total expenses	211,785	177,446	170,391

Income from operations	66,720	115,750	105,019
Other income/(expense):
Interest income	1,835	1,856	1,924
Interest expense	(14,402)	(9,972)	(8,301)
Write-off of deferred financing costs	—	(108)	(2,677)
Other	—	—	520

Income before income taxes	54,153	107,526	96,485
Provision for income taxes	21,726	42,146	38,524

Net income	$32,427	$65,380	$57,961

Earnings per share:
Basic	$1.09	$1.97	$1.61

Diluted	$1.09	$1.93	$1.59

Weighted average shares outstanding:
Basic	29,649	33,262	36,061

Diluted	29,872	33,812	36,445

Cash dividends declared per share:	$0.72	$0.48	$0.32

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance, April 30, 2005	37,634	$376	$344,908	$50,953	$—	—	$—	$396,237
Issuance of shares of common stock to employees	210	2	3,187	—	—	—	—	3,189
Common stock repurchases	—	—	—	—	—	(2,538)	(61,327)	(61,327)
Vesting of employee stock options	—	—	2,532	—	—	—	—	2,532
Issuance of RSUs	—	—	276	—	—	—	—	276
Tax benefit from exercise of stock options	—	—	2,305	—	—	—	—	2,305
Dividends paid to stockholders	—	—	—	(11,492)	—	—	—	(11,492)
Dividends on RSUs	—	—	9	(9)	—	—	—	—
Change in fair value of derivatives, net of tax of $622	—	—	—	—	933	—	—	933
Adjustment to Special Dividend—completion of final tax return	—	—	(2,691)	—	—	—	—	(2,691)
Net income	—	—	—	57,961	—	—	—	57,961

Balance, April 30, 2006	37,844	378	350,526	97,413	933	(2,538)	(61,327)	387,923
Issuance of shares of common stock to employees upon exercise of stock options	226	3	3,522	—	—	—	—	3,525
Common stock repurchases	—	—	—	—	—	(4,416)	(142,343)	(142,343)
Vesting of employee stock options	—	—	3,834	—	—	—	—	3,834
Issuance of RSUs	—	—	288	—	—	—	—	288
Tax benefit from exercise of stock options	—	—	1,281	—	—	—	—	1,281
Dividends paid to stockholders	—	—	—	(15,813)	—	—	—	(15,813)
Dividends on RSUs	—	—	18	(18)	—	—	—	—
Change in fair value of derivatives, net of tax of $390	—	—	—	—	(585)	—	—	(585)
Net income	—	—	—	65,380	—	—	—	65,380

Balance, April 30, 2007	38,070	381	359,469	146,962	348	(6,954)	(203,670)	303,490
Issuance of shares of common stock to employees upon exercise of stock options	797	8	12,011	—	—	—	—	12,019
Common stock repurchases	—	—	—	—	—	(3,486)	(98,991)	(98,991)
Vesting of employee stock options	—	—	7,341	—	—	—	—	7,341
Issuance of RSUs	—	—	345	—	—	—	—	345
Tax benefit from exercise of stock options, net	—	—	3,882	—	—	—	—	3,882
Dividends paid to stockholders	—	—	—	(21,342)	—	—	—	(21,342)
Dividends on RSUs	—	—	36	(36)	—	—	—	—
Change in fair value of derivatives, net of tax of $1,769	—	—	—	—	(2,654)	—	—	(2,654)
Net income	—	—	—	32,427	—	—	—	32,427

Balance, April 30, 2008	38,867	$389	$383,084	$158,011	$(2,306)	(10,440)	$(302,661)	$236,517

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended April 30,
	2008	2007	2006
Operating Activities:
Net income	$32,427	$65,380	$57,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,233	12,266	11,428
Amortization of Gold Guarantee® product	(2,723)	(2,629)	(2,296)
Amortization of development advances	1,625	1,312	1,190
Write-off of deferred financing costs	—	108	2,677
Provision for uncollectible receivables, net	5,395	2,533	2,470
Stock-based compensation	7,686	4,122	2,808
Deferred income taxes	(407)	109	(3,306)
Excess tax benefits on stock options exercised	(3,882)	(1,281)	(2,305)
Other	208	166	(285)
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(5,976)	(957)	(7,453)
Notes receivable	1,800	908	137
Prepaid expenses and other	(9,055)	(9,473)	(6,506)
Accounts payable, accrued and other liabilities	(7,039)	(13,899)	17,541
Income taxes payable	(6,473)	11,238	28,273
Deferred revenues	7,130	9,878	10,709

Net cash provided by operating activities	33,949	79,781	113,043

Investing Activities:
Capital expenditures	(6,441)	(8,949)	(10,714)
Funding provided to franchisees	(9,364)	(6,489)	(4,105)
Repayments by franchisees	2,426	2,133	—
Cash paid for acquisitions	(17,669)	(3,828)	(1,929)
Other	—	—	336

Net cash used in investing activities	(31,048)	(17,133)	(16,412)

Financing Activities:
Common stock repurchases	(98,991)	(142,343)	(61,327)
Repayment of Notes	—	—	(175,000)
Borrowings under revolving credit facilities	478,000	381,000	210,000
Repayment of borrowings under revolving credit facilities	(374,000)	(304,000)	(160,000)
Dividends paid to stockholders	(21,342)	(15,813)	(11,492)
Debt issuance costs	(110)	(561)	(681)
Proceeds from issuance of common stock	12,019	3,525	2,873
Excess tax benefits on stock options exercised	3,882	1,281	2,305
Change in cash overdrafts	542	806	(1,304)
Payments on capital leases	—	—	(119)

Net cash used in financing activities	—	(76,105)	(194,745)

Net increase (decrease) in cash and cash equivalents	2,901	(13,457)	(98,114)
Cash and cash equivalents, beginning of fiscal year	1,693	15,150	113,264

Cash and cash equivalents, end of fiscal year	$4,594	$1,693	$15,150

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$28,625	$29,824	$13,509

Interest	$13,698	$9,711	$8,532

Supplemental disclosure for non-cash investing and financing transactions:
Accrued purchase price obligations	$10,853	$1,805	$1,243

Adjustment to Special Dividend—completion of final tax return	$—	$—	$2,691

Common stock grant	$—	$—	$316

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Jackson Hewitt Tax Service Inc. provides computerized preparation of federal, state and local individual income tax returns in the United States through a nationwide network of franchised and company-owned offices operating under the brand name Jackson Hewitt Tax Service®. The Company provides its customers with convenient, fast and quality tax return preparation services and electronic filing. In connection with their tax return preparation experience, the Company’s customers may select various financial products to suit their needs, including refund anticipation loans (“RALs”). “Jackson Hewitt” and the “Company” are used interchangeably in these notes to the Consolidated Financial Statements to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

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

Comprehensive Income

The Company’s comprehensive income is comprised of net income from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive income, net of tax, are as follows:

	Fiscal Year Ended April 30,
	2008	2007	2006
	(in thousands)
Net income	$32,427	$65,380	$57,961
Changes in fair value of derivatives (Note 12)	(2,654)	(585)	933

Total comprehensive income	$29,773	$64,795	$58,894

Computation of earnings per share

Basic earnings per share is calculated as net income divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by an adjusted weighted average number of common shares outstanding during the year assuming conversion of potentially dilutive securities arising from stock options outstanding and from shares of unvested restricted stock. For fiscal 2008, there were approximately 12,000 potentially dilutive securities arising from shares of unvested restricted stock and approximately 211,000 from stock options outstanding. The effect of dilutive securities is computed using the treasury stock method and average market prices during the year.

At April 30, 2008 and April 30, 2007 there were 1,134,320 and 40,225 outstanding stock options that had exercise prices higher than the average market price in fiscal 2008 and fiscal 2007, respectively and were thus excluded from the computation of diluted loss per share. No securities were considered antidilutive in fiscal 2006.

2. RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the implementation of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the remainder of SFAS No. 157 beginning May 1, 2008 and does not expect its adoption to have a material impact on its Consolidated Financial Statements. The aspects that have been deferred by FSP FAS 157-2 will be effective for the Company beginning May 1, 2009 and the Company is currently assessing the potential impact of its adoption on its Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for the Company beginning May 1, 2008. The adoption of SFAS 159 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the Company as of May 1, 2009 and will then be applied prospectively to business combinations that have an acquisition date on or after May 1, 2009. The Company is currently assessing the potential impact on its Consolidated Financial Statements of adopting SFAS 141R.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for the Company beginning February 1, 2009. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The principal impact of SFAS 161 will be to require the Company to expand its disclosure regarding the Company’s derivative and hedging activities.

Derivatives and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended (“SFAS 133”), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the nature of the derivative.

The Company has entered into interest rate swap and collar agreements. These agreements are designated as cash flow hedges for the purpose of mitigating the Company’s exposure to floating interest rates on certain portions of the Company’s debt. The use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for trading purposes is strictly prohibited. The Company’s hedge agreements have been recorded on the Consolidated Balance Sheets at their fair values. The effective portion of changes in fair value of derivatives that are designated and effective as cash flow hedges are recorded in stockholders’ equity as accumulated other comprehensive income (loss). Any hedge ineffectiveness is recorded immediately in earnings. See “Note 12—Interest Rate Hedges” for a more detailed discussion of the Company’s derivative transactions.

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

As of April 30, 2008, the Company’s maximum exposure to losses associated with such loans and development advance notes was $22.2 million, which represents the sum of the Company’s notes receivable, net and development advances, net included on the Consolidated Balance Sheet.

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

Cash and Cash Equivalents

The Company considers all highly liquid unrestricted investments purchased with an original maturity of three months or less to be cash equivalents. As of April 30, 2008 and April 30, 2007, $1.3 million and $0.8 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment (including leasehold improvements) are initially recorded at cost, net of accumulated depreciation and amortization. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Useful lives generally range from five to seven years for furniture, fixtures and equipment and up to 15 years for leasehold improvements.

Major improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheet and any gain or loss is reflected in the Consolidated Statement of Operations.

Certain costs of software developed or obtained for internal use are capitalized beginning in the developmental phase of a project and amortized on a straight-line basis, from three to ten years, when such software is substantially ready for use. These costs include payments made to third parties and the compensation of employees developing such software. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing software, are expensed as incurred. Unamortized costs were $20.7 million and $25.8 million as of April 30, 2008 and April 30, 2007, respectively.

Revenue Recognition

Revenues that the Company earns are comprised of the following components:

Royalty Revenues: The Company earns royalty revenues from its franchisees. The Company’s current franchise agreements require franchisees to pay the Company royalty fees equal to 15% of their revenues (the royalty is 12% for most territories sold before mid-year 2000). Royalty revenues are recognized upon the completion of paid tax returns by the Company’s franchisees.

Marketing and Advertising Revenues: The Company earns marketing and advertising revenues from its franchisees. The Company’s franchisee agreement requires franchisees to pay marketing and advertising fees generally equal to 6% of their revenues. Marketing and advertising revenues are recognized upon the completion of paid tax returns by the Company’s franchisees.

Marketing and advertising fees are used exclusively by the Company for expenses associated with providing marketing and advertising services. The Company is constructively obligated to expend the marketing and advertising fees it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated. The Company has determined that it is a principal in this transaction and, accordingly, records these revenues and expenses on a gross basis.

Financial Product Fees:

Tax Season 2008

In September and October 2007, the Company entered into the following agreements:

•	Program Agreement (the “Republic Program Agreement”), dated September 19, 2007, with Republic Bank & Trust Company (“Republic”);

•	Technology Services Agreement (the “Republic Technology Agreement”), dated September 19, 2007, with Republic;

•	Amended and Restated Program Agreement (the “Amended and Restated SBB&T Program Agreement”), dated September 21, 2007, with Santa Barbara Bank & Trust (“SBB&T”);

•	Amended and Restated Technology Services Agreement (the “Amended and Restated SBB&T Technology Agreement”), dated September 21, 2007, with SBB&T;

•	Amended and Restated Program Agreement (the “Amended and Restated HSBC Program Agreement”), dated October 8, 2007, with HSBC Taxpayer Financial Services Inc. (“HSBC”); and

•	Amended and Restated Technology Services Agreement (the “Amended and Restated HSBC Technology Agreement”), dated October 8, 2007, with HSBC.

The Republic Program Agreement, the Amended and Restated SBB&T Program Agreement and the Amended and Restated HSBC Program Agreement are collectively referred to as the “Program Agreements.” The Republic Technology Agreement, the Amended and Restated SBB&T Technology Agreement and the Amended and Restated HSBC Technology Agreement are collectively referred to as the “Technology Agreements.”

Under the Program Agreements, Republic, SBB&T and HSBC offer, process and administer certain financial products, including refund anticipation loans, through Jackson Hewitt Tax Service locations. In connection with the Program Agreements, each financial product provider pays the Company a fixed annual fee.

Pursuant to the Technology Agreements, the Company provides certain technology support in connection with these programs. Under the Technology Agreements, the Company receives a fixed annual fee as well as variable payments upon the attainment of certain contractual growth thresholds.

During tax season 2008, Republic, SBB&T and HSBC collectively provided financial products to the entire network of Jackson Hewitt Tax Service offices. During tax seasons 2009 and 2010, we expect that Republic and SBB&T will collectively provide financial products to the entire network of Jackson Hewitt Tax Service offices. SBB&T provided a majority of the financial products in the 2008 tax season and we expect that SBB&T will provide the majority of the financial products in each of the tax seasons 2009 and 2010.

Tax Seasons 2007 and 2006

In tax seasons 2007 and 2006, under the financial product agreements with HSBC and SBB&T that were executed in 2006, the Company earned a fixed annual fee as well as a variable payment tied to growth in the programs.

The Company recognizes the fixed annual fees under such agreements on a percentage of completion method over the tax season and the variable payment primarily during the fourth fiscal quarter.

Additional financial products offered by the Company include the ipower® Card (a prepaid Visa® card) and Gold Guarantee® product. Revenues from the Gold Guarantee product are earned ratably over the product’s life, which approximates 36 months.

Other Financial Product Revenues: Beginning in January 2006, the Company no longer earned other financial product revenues related to RALs provided to customers. Prior to January 2006, other financial product revenues represented a portion of the net finance fees paid by customers to SBB&T and HSBC from the facilitation of RALs that exceeded uncollected loans provided by SBB&T and HSBC. Additionally, we earned revenues with respect to RALs provided by SBB&T and HSBC in prior years.

Other Revenues: Other revenues include ancillary fees the Company earns from franchisees, including a $2.00 fee per tax return paid by franchisees for the processing of each electronically-transmitted tax return. The Company recognizes revenues from processing fees at the time the tax returns are filed. Other revenues also include revenues that the Company earns from the sale or transfer of our franchise territories. These initial franchise fees are recognized when all material services or conditions relating to the sale have been performed, generally upon completion of a mandatory initial training program for new franchisees.

Service Revenues: Service revenues include only revenues earned at company-owned offices and primarily consist of fees that the Company earns directly from customers for the preparation of tax returns. Service revenues are recognized upon the completion of tax returns by the company-owned offices.

Advertising Expenses

Advertising costs are expensed in the period incurred. Advertising expenses, which are included as a component of marketing and advertising expenses, were $41.0 million, $40.7 million and $36.1 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. In addition, the Company had no accrued liability as of April 30, 2008 and $0.3 million as of April 30, 2007 related to its constructive obligation for marketing and advertising fees collected in excess of costs incurred.

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

3. PROPERTY AND EQUIPMENT

	As of April 30,
	2008	2007
	(In thousands)
Computer software	$56,132	$53,899
Furniture, fixtures and equipment	22,419	17,534
Leasehold improvements	7,451	6,834
Software under development	333	151

	86,335	78,418
Less accumulated depreciation and amortization	(54,236)	(43,224)

Property and equipment, net	$32,099	$35,194

Depreciation and amortization expense related to property and equipment was $11.0 million, $9.6 million and $8.9 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively (including $7.4 million, $6.5 million and $5.6 million, respectively, related to computer software).

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2006	$336,767	$55,933	$392,700
Additions (Note 10)	—	2,967	2,967
Purchase accounting adjustments (Note 15)	—	(2,459)	(2,459)

Balance as of April 30, 2007	336,767	56,441	393,208
Additions (Note 10)	—	21,804	21,804
Purchase accounting adjustments	—	(125)	(125)

Balance as of April 30, 2008	$336,767	$78,120	$414,887

Other intangible assets consisted of:

	As of April 30, 2008			As of April 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(15,500)	$552	$16,052	$(14,394)	$1,658
Customer relationships(b)	10,784	(7,903)	2,881	8,913	(6,778)	2,135

Total amortizable other intangible assets	$26,836	$(23,403)	3,433	$24,965	$(21,172)	3,793

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000
Reacquired franchise rights (Note 10)			2,025			—

Total unamortizable other intangible assets			83,025			81,000

Total other intangible assets, net			$86,458			$84,793

(a)	Amortized using the straight-line method over a period of ten years.
(b)	Consists of customer lists and non-compete agreements. Customer lists are amortized using the double declining method over a period of five years and non-compete agreements are amortized using the straight-line method over a period of two to six years.

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2006	$84,263	$1,822	$86,085
Additions (Note 10)	—	1,378	1,378
Amortization	(1,605)	(1,065)	(2,670)

Balance as of April 30, 2007	82,658	2,135	84,793
Additions (Note 10)	2,025	1,846	3,871
Amortization	(1,106)	(1,100)	(2,206)

Balance as of April 30, 2008	$83,577	$2,881	$86,458

Amortization expense relating to other intangible assets was as follows:

	Fiscal Year Ended April 30,
	2008	2007	2006
	(In thousands)
Franchise agreements	$1,106	$1,605	$1,605
Customer relationships	1,100	1,065	930

Total	$2,206	$2,670	$2,535

The Company generally uses the double-declining balance method for amortizing intangible assets-customer relationships, which results in lower amortization as intangible assets enter the later years of their amortizable lives.

Estimated amortization expense related to other intangible assets for each of the fiscal years ended April 30 is as follows:

Amount
(In thousands)
2009	$1,178
2010	881
2011	676
2012	446
2013	226
2014 and thereafter	26

Total	$3,433

5. FRANCHISE AND COMPANY-OWNED OFFICES IN OPERATION

Offices:	2008	2007	2006
Franchise
Beginning balance	5,778	5,379	4,871
Additions	426	629	816
Disposals	(272)	(230)	(336)
(Sales to) purchases from company-owned, net(1)	(169)	—	28

Ending balance	5,763	5,778	5,379

Company-owned
Beginning balance	723	643	613
Additions	124	104	105
Disposals	(16)	(24)	(47)
Purchases from (sales to) franchise operations, net(1)	169	—	(28)

Ending balance	1,000	723	643

Consolidated
Beginning balance	6,501	6,022	5,484
Additions	550	733	921
Disposals	(288)	(254)	(383)

Ending balance	6,763	6,501	6,022

(1)	Includes 141 offices in connection with October 4, 2007 Acquisitions. See “Note 10 – Acquisitions.”

Initial franchise fees totaled $2.8 million, $4.5 million and $4.4 million (excluding such fees for territory sales in fiscal 2006 to existing franchisees of selected company-owned office operations in Texas and Massachusetts) in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, and are included in other revenues in the Consolidated Statements of Operations.

6. PREPAID EXPENSES AND OTHER

	As of April 30,
	2008	2007
	(In thousands)
Prepaid Gold Guarantee	$6,864	$7,465
Other prepaid expenses	4,713	3,529
Investments, at fair value	1,078	427
Other receivables	586	—

Total prepaid expenses and other	$13,241	$11,421

7. NOTES RECEIVABLE

The Company periodically finances a portion of the initial franchise fee associated with new territory sales under promissory notes receivable from franchisees up to $20,000. These notes accrue interest annually, ranging from 7% to 12%, and are typically due in four annual installments, including accrued interest, at February 28th of each year. These notes are recorded on the Consolidated Balance Sheets at cost, and are reviewed periodically for collectability based on the underlying franchisee’s payment history, financial status and revenue base. The associated provision for uncollectible amounts is included within cost of franchise operations in the Consolidated Statements of Operations. In addition, the Company provided financing to franchisees for 128, 101 and 102 storefront locations in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, in loan amounts of up to $25,000. These notes accrue interest annually, ranging from 7% to 9%, and have maturity dates ranging from 2008 to 2012.

	As of April 30,
	2008	2007
	(In thousands)
Notes receivable	$13,065	$11,657
Less allowance for uncollectible amounts	(997)	(1,112)

Notes receivable, net	12,068	10,545
Less current portion, net	(6,033)	(5,544)

Notes receivable, net—non-current	$6,035	$5,001

8. DEVELOPMENT ADVANCES

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

	As of April 30,
	2008	2007
	(In thousands)
Unamortized development advances	$10,618	$8,513
Less allowance	(503)	(638)

Development advances, net	$10,115	$7,875

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of April 30,
	2008	2007
	(In thousands)
Accounts payable	$3,439	$1,582
Accrued payroll and related withholdings	7,482	10,524
Accrued purchase price obligations (Note 10)	10,853	1,805
Accrued interest	940	414
Accrued franchisee incentives	4,051	6,351
Outstanding checks in excess of funds on deposit	1,348	806
Other	6,738	9,970

Total accounts payable and accrued liabilities	$34,851	$31,452

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

On October 4, 2007, the Company acquired substantially all of the assets of the tax return preparation businesses in the Atlanta, Chicago, and Detroit markets (collectively, the “October 4, 2007 Acquisitions”) from a former franchisee and began operating those stores as company-owned locations beginning in the 2008 tax season. Total consideration under the terms of the purchase agreements is $19.1 million in cash, with fifty percent paid at closing and the remainder due of $9.55 million is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets as of April 30, 2008. The total consideration includes a $0.4 million charge related to the termination of franchise agreements with 12% royalty rates and $18.7 million for the aggregate purchase price, which has been allocated (i) $1.3 million to property and equipment, (ii) $1.5 million to reacquired rights under franchise agreements, and (iii) $15.9 million to goodwill. The settlement loss from unfavorable franchise rights, included in the accompanying Consolidated Statements of Operations in fiscal 2008, was recognized in accordance with Emerging Issues Task Force Issue 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-01”)that requires any preexisting business relationship between parties to a business combination be evaluated and accounted for separately. Under EITF 04-01, the franchise agreements acquired in the October 4, 2007 Acquisitions with royalty rates below the current 15% royalty rate that the Company receives on new franchise agreements were required to be valued and recognized as an expense and excluded from the purchase price paid for the October 4, 2007 Acquisitions. The amount charged to expense represents the estimated amount by which the 12% royalty rate is lower than the 15% royalty rate over the remaining life of the respective franchise agreements. The reacquired franchise rights represent the exclusive right to operate the tax return preparation businesses under the Jackson Hewitt brand that the Company had granted to the former franchisee. The life of these reacquired rights was determined to be commensurate with the life of the Company’s existing trade name. The amount allocated to the reacquired rights represents the current fair market value and has been recorded as an indefinite-lived intangible asset on the Consolidated Balance Sheet as of April 30, 2008.

In addition to the above acquisitions, in fiscal 2008, the Company acquired 12 other tax return preparation businesses for a total purchase price of $8.5 million, of which $6.3 million was paid at the closings. The total purchase prices have been allocated (i) $0.3 million to property and equipment, (ii) $2.4 million to intangible assets (including $0.6 million in reacquired franchise rights) and (iii) $5.8 million to goodwill. As of April 30, 2008, accrued purchase price obligations include $0.4 million related to a contractual requirement that the acquired entities achieve specified revenue levels during the 2008 tax season.

In fiscal 2007, the Company acquired five tax return preparation businesses for a total purchase price of $4.3 million, of which $2.5 million was paid at closings and $1.8 million was included as a current liability at April 30, 2007.

In fiscal 2006, the Company acquired five tax return preparation businesses for a total purchase price of $2.7 million, of which $1.5 million was paid at closings and $1.2 million was included as a current liability at April 30, 2006.

All goodwill associated with acquisitions in fiscal 2008, fiscal 2007 and fiscal 2006 was allocated to the company-owned office operations segment and is deductible for tax purposes.

11. LONG-TERM DEBT AND CREDIT FACILITIES

$450 Million Credit Facility

On May 21, 2008, the Company amended its five-year unsecured credit facility (the “Amended and Restated $450 Million Credit Facility”) to provide for additional flexibility in connection with the allowable maximum consolidated leverage ratio under the credit facility covenants. Borrowings under the $450 Million Credit Facility are to be used to finance working capital needs, general corporate purposes, potential acquisitions and repurchases of the Company’s common stock.

The maximum consolidated leverage ratio was amended from 3.0:1.0 to (i) 3.5:1.0 for the fiscal quarters ending July 31, 2008 through January 31, 2009; (ii) 3.15:1.0 for the fiscal quarters ending April 30, 2009 through October 31, 2009; and (iii) 3.0:1.0 for the fiscal quarters ending January 31, 2010 through July 31, 2011. Additionally, the credit facility was amended to include limitations with regard to share repurchases and acquisitions. The Company is restricted from repurchasing shares until it achieves a consolidated leverage ratio of 2.5:1.0 or lower for two consecutive fiscal quarters. Thereafter, achievement of a consolidated leverage ratio of 3.0:1.0 or below is required for continued share repurchases. The Company is also limited to annual acquisitions of $15.0 million when the consolidated leverage ratio is greater than 3.0:1.0. As of April 30, 2008, the Company’s consolidated leverage ratio was 2.8:2.0. Furthermore, Eurodollar borrowings will bear interest at LIBOR plus a credit spread ranging from 0.50% to 2.00% per annum; Base Rate borrowings will bear interest at the Prime Rate plus a credit spread up to 1.00%; and the annual fee now ranges from 0.10% to 0.40% of the unused portion of the credit facility.

As of April 30, 2008, the Amended and Restated $450 Million Credit Facility provided for loans in the form of Eurodollar or Base Rate borrowings. Eurodollar borrowings bore interest at the London Inter-Bank Offer Rate (“LIBOR”), as defined in the Amended and Restated $450 Million Credit Facility, plus a credit spread as defined in the Amended and Restated $450 Million Credit Facility, ranging from 0.50% to 0.75% per annum. Base Rate borrowings, as defined in the Amended and Restated $450 Million Credit Facility, bore interest primarily at the Prime Rate, as defined in the Amended and Restated $450 Million Credit Facility. The Amended and Restated $450 Million Credit Facility carried an annual fee ranging from 0.10% to 0.15% of the unused portion of the Amended and Restated $450 Million Credit Facility.

As of April 30, 2008, the Company had $231.0 million in borrowings outstanding and a $0.5 million irrevocable letter of credit under the Amended and Restated $450 Million Credit Facility. The requirement to maintain this irrevocable letter of credit subsequently terminated in May 2008 as provided under the Company’s lease agreement for its corporate headquarters in Parsippany, New Jersey.

As of April 30, 2008, the Amended and Restated $450 Million Credit Facility contained the requirement that the Company meet certain financial covenants, such as a maximum consolidated leverage ratio of 3.0:1.0 and a minimum consolidated interest coverage ratio of 4.0:1.0. The consolidated leverage ratio is the ratio of consolidated debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”),

each as defined in the Amended and Restated $450 Million Credit Facility. Effective October 31, 2007, consolidated debt is measured on a trailing four-quarter basis as opposed to using the most recent quarter-end debt figure in the calculation, which provides the Company with additional borrowing capacity at the Company’s seasonal borrowing peak. The consolidated interest coverage ratio is the ratio of consolidated EBITDA to consolidated interest expense, each as defined in the Amended and Restated $450 Million Credit Facility.

As of April 30, 2008, the Amended and Restated $450 Million Credit Facility contained various customary restrictive covenants that limited the Company’s ability to, among other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on the Company’s property; (iii) enter into a merger or similar transaction; (iv) sell or transfer property except in the ordinary course of business; and (v) make dividend and other restricted payments. As of April 30, 2008, the Company was not aware of any instances of non-compliance with such financial or restrictive covenants.

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

The Company had issued the $175 Million Notes through a private placement on June 25, 2004 in connection with the Company’s IPO in June 2004. The purpose of this issuance was to fund the cash portion of the Special Dividend paid to Cendant upon Cendant’s divestiture of its entire ownership in the Company. The $175 Million Notes accrued interest based on the three-month LIBOR plus 1.5%.

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

Average Cost of Debt

The Company’s average cost of debt was 5.6%, 6.2% and 5.5% in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

12. INTEREST RATE HEDGES

The Company has entered into interest rate swap agreements with financial institutions to convert a notional amount of $100.0 million of floating-rate borrowings into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. Under these interest rate swap agreements, the first $50 million of which became effective in October 2005 and the remaining $50 million in November 2007, the Company receives a floating interest rate based on the three-month LIBOR (in arrears) and pays a fixed interest rate averaging from 4.4% to 4.5%. These interest rate swap agreements were designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 149. As of April 30, 2008 and April 30, 2007, the aggregate fair value of these interest rate swap agreements was a liability of $3.4 million and an asset of $0.6 million, respectively, and classified as “non-current” on the Consolidated Balance Sheets.

In connection with extending the maturity date under the amended and restated credit facility, in October 2006 the Company entered into interest rate collar agreements to become effective after the initial interest rate swap agreements terminate. The interest rate collar agreements were entered into with financial institutions to limit the variability of expense/payments on $50.0 million of floating-rate borrowings during the period from July 2010 to October 2011 to a range of 5.5% (the cap) and 4.6% (the floor). These interest rate collar agreements were designated as cash flow hedges in accordance with SFAS No. 133. As of April 30, 2008 and April 30, 2007, the aggregate fair value of these interest rate collar agreements were liabilities of $0.5 million and $0.1 million, respectively, and classified as “non-current” on the Consolidated Balance Sheets.

Since inception, no amounts have been recognized in the results of operations due to ineffectiveness of the interest rate hedges.

13. CAPITAL STOCK

Stock Options

On September 20, 2006, the Company’s stockholders approved and adopted an amendment and restatement of the Jackson Hewitt Tax Service Inc. 2004 Equity and Incentive Plan (the “Amended and Restated Plan”) that, among other things, increased the number of shares of common stock available for grant thereunder from 4.0 million to 6.5 million. The Amended and Restated Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units (“RSUs”) and/or other stock-or cash-based awards representing the Company’s common stock to non-employee directors, officers, employees, advisors and consultants who are selected by the Company’s Compensation Committee for participation in the plan. As of April 30, 2008, $2.4 million shares remain available for grant.

Under the Amended and Restated Plan, stock options are granted, with the exception of certain stock options granted at the time of the Company’s IPO, with an exercise price equal to the New York Stock Exchange (“NYSE”) closing price of a share of common stock on the date of grant and have a contractual term of ten years. All stock options granted through April 30, 2007 become exercisable with respect to 25% of the shares on each of the first four anniversaries of the date of grant, subject to continued employment on the vesting date. Stock options granted in fiscal 2008 become exercisable with respect to 20% of the shares on each of the first five anniversaries of the date of grant, subject to continued employment on the vesting date. The Amended and Restated Plan provides for accelerated vesting of outstanding awards if there is a change in control. The Amended and Restated Plan includes nondiscretionary antidilution provisions in case of an equity restructuring.

The Company incurred employee stock-based compensation expense of $7.3 million, $3.8 million and $2.5 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, in connection with the vesting of employee stock options. In fiscal 2008, employee stock-based compensation expense included $2.9 million related to the accelerated vesting of 415,894 stock options attributed to the departure of the Company’s former Chief Executive Officer.

The weighted average grant date fair value for each Jackson Hewitt stock option granted in fiscal 2008, fiscal 2007 and fiscal 2006 was $9.63, $11.50 and $6.41, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The Company uses the method permitted under SEC Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107, “Share-Based Payment,” to determine the expected holding period and will continue to do so until the Company is able to accumulate a sufficient number of years of employee exercise behavior from the date of the Company’s IPO in June 2004 to make a more refined estimate of expected term. Expected volatility was based on the Company’s historical publicly-traded stock price. The risk-free interest rate assumption was determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected holding period of the award being valued.

The following table sets forth the weighted average assumptions used to determine compensation cost for stock options granted during fiscal 2008, fiscal 2007 and fiscal 2006, respectively:

	Fiscal
	2008	2007	2006
Expected holding period (in years)	6.50	6.25	6.25
Expected volatility	30.7%	32.0%	28.0%
Dividend yield	3.1%	1.5%	1.5%
Risk-free interest rate	4.3%	4.9%	3.9%

The following table summarizes information about stock option activity for fiscal 2008:

	Number of Stock Options	Weighted Average Exercise Price
Balance as of April 30, 2007	2,777,511	$20.86
Granted	920,618	$26.23
Exercised	(774,854)	$15.51
Forfeited.	(253,171)	$26.01
Expired.	(610)	$17.00

Balance as of April 30, 2008	2,669,494	$23.78

Exercisable as of April 30, 2008	1,352,934	$22.24

The aggregate intrinsic value of stock options exercised in fiscal 2008, fiscal 2007 and fiscal 2006 was $12.7 million, $4.1 million and $2.1 million, respectively.

Outstanding in-the-money stock options as of April 30, 2008 had an aggregate intrinsic value of $0.4 million. Outstanding stock options as of April 30, 2008 had an average remaining contractual life of 6.0 years.

Exercisable in-the-money stock options as of April 30, 2008 had an aggregate intrinsic value of $0.1 million. Outstanding exercisable stock options as of April 30, 2008 had an average remaining contractual life of 3.5 years.

The following table summarizes information regarding the Company’s outstanding and exercisable stock options issued to the Company’s employees as of April 30, 2008:

	Outstanding Stock Options			Exercisable Stock Options
	Number of Stock Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
$0.01 to $6.98	1,163	2.7	$6.75	1,163	$6.75
$6.99 to $10.47	2,860	2.3	$9.22	2,860	$9.22
$10.48 to $13.96	222,655	8.9	$13.07	34,299	$13.60
$13.97 to $17.45	615,744	5.2	$16.84	472,584	$16.80
$17.46 to $20.94	494,146	4.9	$20.42	332,014	$20.42
$20.95 to $24.43	12,000	6.6	$22.89	9,000	$22.89
$24.44 to $27.92	186,606	0.7	$24.85	186,606	$24.85
$27.93 to $31.41	649,681	8.2	$29.66	78,918	$29.51
$31.42 to $34.91	484,639	5.8	$32.78	235,490	$32.69

	2,669,494	6.0	$23.78	1,352,934	$22.24

As of April 30, 2008, there were 2,570,752 outstanding stock options vested or expected to vest (the awards, net of estimated forfeitures, for which compensation cost is being recognized) which had a weighted average exercise price of $23.72, aggregate intrinsic value of $0.4 million and an average remaining contractual life of 5.9 years. The aggregate intrinsic value discussed in this paragraph represents the total pre-tax intrinsic value based on the Company’s stock price as of April 30, 2008, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date.

The following table summarizes information about unvested stock option activity for fiscal 2008:

	Number of Stock Options	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2007	1,642,519	$8.02
Granted	920,618	$7.64
Vested	(993,406)	$6.76
Forfeited	(253,171)	$8.42

Unvested as of April 30, 2008	1,316,560	$8.63

As of April 30, 2008, there was $7.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.3 years. The total fair value of stock options vested in fiscal 2008, fiscal 2007 and fiscal 2006 was $6.7 million, $2.8 million and $1.5 million, respectively.

Shares of Restricted Stock

In October 2007, the Company granted 22,651 shares of restricted stock to certain key employees. Compensation expense related to the fair value of these awards is recognized on a straight-line basis over the requisite service period based on those restricted stock grants that are expected to ultimately vest. The fair value was measured by the NYSE closing price of the Company’s common stock on the date of grant. One third of the shares of restricted stock will vest on each of the first three anniversaries of the date of grant, subject to continued employment on the vesting date. In fiscal 2008, the Company incurred stock-based compensation expense of $0.1 million in connection with the vesting of the restricted stock. As of April 30, 2008, there was $0.5 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock Units

The Company incurred stock-based compensation expense of $0.3 million in each of fiscal 2008, fiscal 2007 and fiscal 2006, respectively, in connection with the issuance of fully vested and non-forfeitable restricted stock units (“RSUs”) to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services. In fiscal 2008, the Company granted 17,381 RSUs at an average grant price of $21.99 resulting in 63,229 RSUs outstanding as of April 30, 2008 with a weighted average grant price of $22.74.

Employee Stock Purchase Plan

The Company has authorized a stock purchase plan under which eligible employees have the ability to purchase shares of the Company’s common stock at 95% of market value. No common stock has been offered for purchase under this plan as of April 30, 2008.

Share Repurchases

In fiscal 2008, the Company repurchased 3,486,946 shares of its common stock totaling $99.0 million under the current $200.0 million multi-year share repurchase program. As of April 30, 2008, the Company had repurchased 5,581,535 shares of its common stock totaling $166.3 million under its $200.0 million multi-year share repurchase program and had $33.7 million remaining available under this program.

In fiscal 2007, the Company repurchased 4,415,348 shares of its common stock totaling $142.3 million under the $200.0 million multi-year and previous repurchase programs. In fiscal 2006, the Company repurchased 2,538,197 shares of its common stock totaling $61.3 million under previous share repurchase programs.

Since fiscal 2006, the Company has repurchased 10,440,491 shares of its common stock totaling $302.7 million under the $200.0 million multi-year and previous repurchase programs.

The Company uses the cost method to account for share repurchases, which to date have been made in the open market. None of the Company’s repurchased shares have been retired as of April 30, 2008.

14. INCENTIVE PLANS

Defined Contribution Plan

The Company’s full-time and part-time benefit eligible employees may participate in a 401(k) defined contribution plan sponsored by the Company. The plan allows employees to contribute a portion of their compensation on a pre-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The charge for the Company’s matching contribution to the plan was $1.5 million, $1.4 million and $1.3 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Nonqualified Deferred Compensation Plan

A select group of management may participate in the Company’s Nonqualified Deferred Compensation Plan which allows participants to defer up to 100% of their annual performance bonus. The Company matches the participant’s contribution ranging up to 8% of the participant’s annual performance bonus. The charge for the Company’s matching contribution to the plan was $0.04 million, $0.1 million and $0.4 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Contributions are maintained in a separate irrevocable trust. As of April 30, 2008 and 2007, the Company had recorded a deferred compensation liability of $1.6 million as of both respective year-ends. The investments held in the trust were $1.6 million as of both April 30, 2008 and 2007, respectively, and are recorded at their fair value, based on quoted market prices.

15. INCOME TAXES

The Company files a consolidated federal income tax return and combined or separate state income tax returns in each state taxing jurisdiction.

The provision for income taxes consists of the following:

	Fiscal Year Ended April 30,
	2008	2007	2006
	(In thousands)
Current
Federal	$18,800	$35,672	$34,647
State	3,333	6,365	7,183

Total current tax provision	22,133	42,037	41,830
Deferred
Federal	(329)	88	(2,226)
State	(78)	21	(1,080)

Total deferred tax provision	(407)	109	(3,306)

Total provision for income taxes	$21,726	$42,146	$38,524

Deferred income tax assets and liabilities consist of:

	As of April 30,
	2008	2007
	(In thousands)
Current deferred income tax assets
Accrued liabilities and deferred revenues	$3,818	$5,140
Provision for doubtful accounts	545	858

Total current deferred income tax assets	4,363	5,998

Current deferred income tax liabilities
Prepaid expenses	4,163	4,065

Total current deferred income tax liabilities	4,163	4,065

Current net deferred income tax asset	$200	$1,933

Non-current deferred income tax assets
Accrued liabilities and deferred revenues	$3,900	$4,547
Stock-based compensation	5,556	3,431
Provision for doubtful accounts	332	354
Derivative instruments	1,537	—
Net operating loss carryforwards	1,112	1,112
Valuation allowance	(1,112)	(1,112)

Total non-current deferred income tax assets	11,325	8,332

Non-current deferred income tax liabilities
Depreciation and amortization	35,933	36,697
Prepaid expenses	2,690	2,609
Derivative instruments	—	232

Total non-current deferred income tax liabilities	38,623	39,538

Non-current net deferred income tax liability	$27,298	$31,206

The valuation allowance of $1.1 million as of April 30, 2008 relates to deferred tax assets for state net operating loss carryforwards that were acquired in connection with the Company’s acquisition of TSA in fiscal 2002. The valuation allowance will be adjusted to goodwill when, and if, the Company determines that the deferred income tax assets are more likely than not to be realized based upon existing state tax laws. In fiscal 2007, the Company recorded a reduction to goodwill of $2.4 million as a purchase accounting adjustment to establish a deferred tax asset related to the Company’s acquisition of TSA.

The Company’s effective income tax rate differs from the federal statutory rate as follows:

	Fiscal Year Ended April 30,
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	3.9	3.9	4.1
Other	1.2	0.3	0.8

Company’s effective income tax rate	40.1%	39.2%	39.9%

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

The Company adopted the provisions of FIN 48 on May 1, 2007. Upon the adoption of FIN 48, the Company had no cumulative effect adjustment to retained earnings and no liability for unrecognized tax benefits. As of and for the year ended April 30, 2008, the Company had no liability for unrecognized tax benefits nor any interest or penalties recognized related to unrecognized tax benefits. The Company does not expect any significant changes to the total amount of unrecognized tax benefits within twelve months of the current reporting date. In accordance with its policy, the Company recognizes any interest and penalties related to uncertain tax positions as a component of income tax expense.

The Company is subject to United States federal income tax, as well as income tax in multiple state and local jurisdictions. The Company is no longer subject to United States federal income tax examinations for all years through calendar 2002. The Company’s income tax returns for calendar 2003 and 2004 are currently under examination by the Internal Revenue Service as part of the audit of Cendant, and separately under audit for calendar years 2005 and 2006. With only a few exceptions, all state and local income tax examination matters have been concluded through calendar 2003. The Company does not anticipate any material adjustments from any ongoing examinations.

16. FINANCIAL INSTRUMENTS

Credit Risk and Exposure

The Company invests its excess cash in deposits with high quality institutions. As of April 30, 2008, the Company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The Company had not incurred any credit risk losses related to those investments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts and notes receivable and development advance notes with its franchisees. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. As of April 30, 2008, there were no significant concentrations of credit risk with any individual franchisee or groups of franchisees. Concentrations of credit risk associated with receivables are considered minimal due to the Company’s diverse customer base. The Company maintains a provision of potential credit losses based on expected collectability of all receivables, which the Company believes is adequate for its credit loss exposure. The Company does not normally require collateral or other security to support credit sales.

Accounts receivable from SBB&T and Republic were $1.3 million and $0.6 million, respectively, as of April 30, 2008. The Company considers each of these financial institutions credit worthy and the Company has not historically had any credit losses in connection with related receivables. There were no outstanding receivables from HSBC as of April 30, 2008.

Fair Value

The estimated fair value of cash and cash equivalents, accounts receivable, notes receivable and accounts payable and accrued liabilities approximate their respective carrying amounts contained on the Consolidated Balance Sheets due to the short-term maturities of these assets and liabilities. The estimated fair value of DANs approximates its carrying amount as DANs are carried on the Consolidated Balance Sheet net of both amortization and provision for uncollectible amounts. As of April 30, 2008, the estimated fair value of long-term debt approximated its carrying amount as the interest rate, excluding the $100.0 million of hedged borrowings, was variable.

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

Company-owned office operations typically recognize marketing and advertising expenses equal to 6% of tax preparation revenues. Franchise operations typically recognize marketing and advertising expenses equal to or greater than 6% of total revenues earned by franchisees. Company-owned office operations also recognizes regional and local marketing and advertising expenses.

	Franchise Operations	Company-Owned Office Operations	Corporate and Other(a)	Total
	(In thousands)
Fiscal year ended April 30, 2008
Total revenues	$191,973	$86,532	$—	$278,505

Expenses:
Cost of operations	35,383	65,886	—	101,269
Marketing and advertising	40,464	7,924	—	48,388
Selling, general and administrative	3,776	3,834	41,285	48,895
Depreciation and amortization	9,791	3,442	—	13,233

Total expenses	89,414	81,086	41,285	211,785

Income (loss) from operations	$102,559	$5,446	$(41,285)	$66,720

Income (loss) before income taxes	$104,004	$5,446	$(55,297)	$54,153

Total assets	$510,056	$89,251	$758	$600,065

Capital expenditures	$3,226	$3,215	$—	$6,441

	Franchise Operations	Company-Owned Office Operations	Corporate and Other(a)	Total
	(In thousands)
Fiscal year ended April 30, 2007
Total revenues	$213,006	$80,190	$—	$293,196

Expenses:
Cost of operations	33,435	51,706	—	85,141
Marketing and advertising	37,159	7,088	—	44,247
Selling, general and administrative	3,945	3,395	28,452	35,792
Depreciation and amortization	9,408	2,858	—	12,266

Total expenses	83,947	65,047	28,452	177,446

Income (loss) from operations	$129,059	$15,143	$(28,452)	$115,750

Income (loss) before income taxes	$130,411	$15,143	$(38,028)	$107,526

Total assets	$457,157	$115,528	$856	$573,541

Capital expenditures	$6,628	$2,321	$—	$8,949

	Franchise Operations	Company-Owned Office Operations	Corporate and Other(a)	Total
	(In thousands)
Fiscal year ended April 30, 2006
Total revenues	$203,881	$71,529	$—	$275,410

Expenses:
Cost of operations	31,179	47,084	—	78,263
Marketing and advertising	34,691	6,286	—	40,977
Selling, general and administrative	3,448	3,623	32,652	39,723
Depreciation and amortization	8,706	2,722	—	11,428

Total expenses	78,024	59,715	32,652	170,391

Income (loss) from operations	$125,857	$11,814	$(32,652)	$105,019

Income (loss) before income taxes	$126,978	$12,334	$(42,827)	$96,485

Total assets	$510,054	$77,460	$568	$588,082

Capital expenditures	$8,170	$2,544	$—	$10,714

(a)	Corporate and other expenses include unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as stock-based compensation. Total assets represent unallocated common assets supporting both segments.

Revenues earned in connection with agreements with SBB&T, HSBC and Republic (in aggregate) represented approximately 32%, 32% and 35% of revenues included in the Franchise Operations segment in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

18. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is committed to making rental payments under non-cancelable operating leases covering primarily various facilities with the Company’s commitments expiring at various dates through 2014. Most leases require the Company to pay property taxes, maintenance, insurance and related costs.

Future minimum lease payments required under non-cancelable operating leases are as follows:

Fiscal Year	Amount
(In thousands)
2009	$10,519
2010	11,407
2011	7,051
2012	3,441
2013	1,731
2014 and thereafter	925

Total	$35,074

Rental expense is included in selling, general and administrative expense and cost of company-owned office operations in the Consolidated Statements of Operations. Certain leases also contain rent escalation clauses that require additional rental amounts in later years of the term. Rental expense for leases with escalation clauses is recognized on a straight-line basis over the non-cancelable lease term. Rental and related expenses were $17.1 million, $12.5 million and $11.9 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Guarantees

As of April 30, 2008, the Company had outstanding a $0.5 million irrevocable letter of credit under the Amended and Restated $450 Million Credit Facility. The requirement to maintain this irrevocable letter of credit subsequently terminated in May 2008 as provided under the Company’s lease agreement for its corporate headquarters in Parsippany, New Jersey.

The Company is required to provide various types of surety bonds, such as tax return preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations to third parties. These bonds vary in duration although most are issued and outstanding from one to two years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $1.9 million as of April 30, 2008. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company, through TSA, provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require in certain circumstances the Company to pay penalties and interest assessed by a taxing authority. The Company has a liability of $0.1 million as of April 30, 2008 and April 30, 2007, respectively, for the fair value of the obligation undertaken in issuing the guarantee. Such liabilities were included in accounts payable and accrued liabilities on the Consolidated Balance Sheets. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee® product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

The transitional agreement with Cendant provides that the Company continues to indemnify Cendant and its affiliates against potential losses based on, arising out of or resulting from, among other things, claims by third parties relating to the ownership or the operation of the Company’s assets or properties and the operation or conduct of the Company’s business, whether in the past or future, including any currently pending litigation against Cendant and any claims arising out of or relating to the Company’s IPO. Additionally, the transitional agreement provides that the Company is responsible for the respective tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries relating to all taxable periods. Accordingly, the Company is required to indemnify Cendant and its subsidiaries against any such tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries. While there have not been any indemnification claims against the Company under these arrangements since the Company’s IPO, the Company could be obligated to make payments in the future. See “Note 15 – Income Taxes” for additional information.

The Company routinely enters into contracts that include indemnification provisions that serve to protect the contracting parties from losses such parties suffer as a result of acts or omissions of the Company and/or its affiliates, including in particular indemnity obligations relating to (a) tax, legal and other risks related to the purchase of businesses or the provision of services; (b) indemnification of the Company’s directors and officers; (c) indemnities of various lessors in connection with facility leases for certain claims arising from such facility or lease; and (d) third-party claims, including those from franchisees, relating to various arrangements in the normal course of business. There is no stated maximum payment related to these indemnities, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against the Company and the ultimate liability related to any such claims, if any, is difficult to predict. While there had not been any indemnification claims against the Company under these arrangements prior to 2008, there can be no assurance that the Company will not be obligated to make payments in the future. Certain of our franchisees have filed purported class action lawsuits against SBB&T and HSBC relating to the terms of the contracts between the franchisees and the financial product providers and the manner in which financial products are facilitated. SBB&T and HSBC have submitted indemnification claims to the Company in regards to these lawsuits.

Legal Proceedings

On March 18, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against Santa Barbara Bank & Trust (“SBB&T”) and the Company in the Superior Court of California (Santa Barbara, following a transfer from San Francisco) seeking declaratory relief in connection with the provision of RALs, as to the lawfulness of the practice of cross-lender debt collection, as to the validity of SBB&T’s cross-lender debt collection provision and as to whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent, and seeking injunctive relief, restitution, disgorgement, compensatory damages, statutory damages, punitive damages, attorneys’ fees, and expenses. The Company is a party in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T. The Congress of California Seniors was subsequently removed as a plaintiff. A class certification hearing has been scheduled for November 12, 2008. The case is in its discovery and pretrial stage. The Company believes it has meritorious defenses and is contesting this matter vigorously. On December 18, 2003, Ms. Hood also filed a separate suit against the Company in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. The allegations of negligence, breach of fiduciary duty, and violation of certain Ohio law relate to the same set of facts as the California action. Plaintiff seeks equitable and declaratory relief, damages, attorneys’ fees, and expenses. The case is in its discovery and pretrial stage. The Company believes it has meritorious defenses and is contesting this matter vigorously.

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

On October 30, 2006, Linda Hunter brought a purported class action complaint against the Company in the United States District Court, Southern District of West Virginia, on behalf of West Virginia customers who obtained RALs facilitated by the Company, seeking damages for an alleged breach of fiduciary duty, for alleged breach of West Virginia’s Credit Service Organization Act, for alleged breach of contract, and for alleged unfair or deceptive acts or practices in connection with the Company’s RAL facilitation activities. On November 22, 2006, the Company filed a motion to dismiss. On November 6, 2007, the Court partially granted the Company’s motion to dismiss. On November 21, 2007, the Company answered the complaint. On March 13, 2008, the Court granted the Company’s partial motion for summary judgment on plaintiff’s breach of contract claim. The case is in its discovery and pretrial stage. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On April 20, 2007, Brent Wooley brought a purported class action complaint against the Company and certain unknown franchisees in the United States District Court, Northern District of Illinois. The complaint, which was subsequently amended, was brought on behalf of customers who obtained tax return preparation services that allegedly included false deductions without support by the customer that resulted in penalties being assessed by the IRS against the taxpayer for violations of the Illinois Consumer Fraud and Deceptive Practices Act, and the Racketeering and Corrupt Organizations Act, and alleging unjust enrichment and breach of contract, seeking compensatory and punitive damages, restitution, and attorneys’ fees. The alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act relate to representations regarding tax return preparation, Basic Guarantee and Gold Guarantee coverage and denial of Gold Guarantee claims. On August 1, 2007, the Company filed a motion to dismiss which, on September 5, 2007, was denied without prejudice to permit the plaintiff to further amend the complaint. On October 5, 2007, plaintiff filed a second amended complaint to add additional parties. On November 20, 2007, Company filed a motion to dismiss the second amended complaint. On March 25, 2008, the Court dismissed all claims. On April 11, 2008, plaintiff filed a motion for leave to file a third amended complaint. The Company opposed that motion. On June 19, 2008, the Court denied plaintiff’s motion, and permitted the plaintiff to file a fourth amended complaint consistent with the Court’s March 25, 2008 decision. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On January 17, 2008, an attorney with the New York State Division of Human Rights (the “Division”) filed with the Division a Division-initiated administrative complaint against the Company for allegedly marketing loan products to individuals in New York based on their race and military status in violation of New York State’s Human Rights Law, and seeking injunctive and other relief. On February 19, 2008, the Company filed a response to the complaint with the Division. On March 11, 2008, the Division filed its rebuttal to the Company’s response. The Division is undertaking an investigation to determine whether to commence an administrative hearing. The Company believes it has meritorious defenses and is contesting this matter vigorously in the investigative process and in any administrative hearing that will occur in the Division.

The Company is from time to time subject to other legal proceedings and claims in the ordinary course of business, none of which the Company believes is likely to have a material adverse effect on its financial position, results of operations or cash flows.

19. SUPPLEMENTARY DATA: SELECTED CONSOLIDATED QUARTERLY DATA (UNAUDITED)

The following table presents the Company’s unaudited consolidated statements of operations data for each of the eight quarters in the two-year period ended April 30, 2008. In the Company’s opinion, this information has been presented on the same basis as the audited Consolidated Financial Statements beginning on page 48 of this Annual Report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited Consolidated Financial Statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. The Company expects the quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in “Part I. Item 1A.—Risk Factors.”

	Fiscal Year 2008 Quarter Ended
	April 30, 2008	January 31, 2008	October 31, 2007(2),(3),(4)	July 31, 2007(2),(3)
	(In thousands, except per share amounts)
Revenues	$169,429	$97,555	$5,601	$5,920

Income (loss) from operations	$98,148	$34,212	$(35,814)	$(29,826)

Net income (loss)	$57,459	$18,247	$(23,674)	$(19,605)

Earnings (loss) per share:
Basic	$2.02	$0.61	$(0.78)	$(0.65)

Diluted	$2.02	$0.61	$(0.78)	$(0.65)

	Fiscal Year 2007 Quarter Ended
	April 30, 2007(2)	January 31, 2007(1)	October 31, 2006	July 31, 2006
	(In thousands, except per share amounts)
Revenues	$166,734	$114,446	$6,155	$5,861

Income (loss) from operations	$110,673	$48,780	$(23,435)	$(20,268)

Net income (loss)	$66,001	$27,538	$(15,489)	$(12,670)

Earnings (loss) per share:
Basic	$2.07	$0.84	$(0.46)	$(0.36)

Diluted	$2.03	$0.83	$(0.46)	$(0.36)

(1)	The Company incurred litigation related expenses of $1.9 million in the three months ended January 31, 2007.

(2)	The Company incurred Internal Review expenses of $2.2 million, $3.4 million and $0.5 million in the three months ended October 31, 2007, July 31, 2007 and April 30, 2007, respectively.
(3)	The Company incurred management severance expense of $5.7 million in the three months ended October 31, 2007, primarily related to the departure of our former Chief Executive Officer. The Company incurred severance expense of $0.7 million in the three months ended July 31, 2007.

The accumulation of four quarters in fiscal years 2008 and 2007 for earnings (loss) per share may not equal the related per share amounts for the years ended April 30, 2008 and 2007 due to the timing of the exercise of stock options and the antidilutive effect of stock options.

20. SUBSEQUENT EVENT

Declaration of Dividend

On June 3, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share of common stock, payable on July 15, 2008, to common stockholders of record on June 30, 2008. Based on the Company’s current share count, the total dividends to be paid is approximately $5.1 million.

SCHEDULE II

JACKSON HEWITT TAX SERVICE INC.

VALUATION AND QUALIFYING ACCOUNTS

	Fiscal Year Ended April 30,
	2008	2007	2006
	(in thousands)
Valuation and Qualifying Accounts Allowance for Doubtful Accounts(1):
Balance at beginning of fiscal year	$3,029	$4,057	$4,715
Charged to expenses, net	5,395	2,533	2,470
Deductions	(6,230)	(3,561)	(3,128)

Balance at end of fiscal year	$2,194	$3,029	$4,057

Deferred Tax Asset Valuation Allowance:
Balance at beginning of fiscal year	$1,112	$1,112	$1,112
Charged to expenses	—	—	—
Deductions	—	—	—

Balance at end of fiscal year	$1,112	$1,112	$1,112

(1)	Represents aggregate allowance for doubtful accounts related to accounts receivable, notes receivable and development advances.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b) Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2008. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of April 30, 2008, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. Their report is included herein.

(c) Changes in Internal Control over Financial Reporting.

During the fourth quarter of fiscal 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Equity Compensation Plan Information

The following table provides information about shares of common stock that may be issued upon the exercise of stock options and in connection with outstanding shares of restricted stock and RSUs under all of our existing equity compensation plans as of April 30, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options and in Connection with Outstanding RSUs(1)	Weighted-Average Exercise Price of Outstanding Stock Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by our stockholders(2)	2,732,723	$23.78	2,400,046

(1)	Excludes 1,367,231 shares of common stock previously issued under our Amended and Restated 2004 Equity and Incentive Plan, as may be amended from time to time, including, options for common stock that have been exercised, shares of restricted stock and, in connection with our IPO, the issuance of common stock to employees in exchange for their Cendant RSUs.
(2)	Includes options and other awards granted under our Amended and Restated 2004 Equity and Incentive Plan, as may be amended from time to time, and our Non-Employee Directors Deferred Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements. The index to the Consolidated Financial Statements is found on page 38 of this Report.

(2) Financial Statement Schedule. Financial Statement Schedule II is found on page 66 of this Report.

(3) Exhibits. The list of exhibits set forth on the Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 2008.

JACKSON HEWITT TAX SERVICE INC.

By:	/s/ MICHAEL C. YERINGTON
Michael C. Yerington
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DANIEL P. O’BRIEN
Daniel P. O’Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 30, 2008.

Signature	Title

/s/ MICHAEL C. YERINGTON Michael C. Yerington	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ DANIEL P. O’BRIEN Daniel P. O’Brien	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ ULYSSES L. BRIDGEMAN, JR. Ulysses L. Bridgeman, Jr.	Director

/s/ RODMAN L. DRAKE Rodman L. Drake	Director

/s/ MARGARET MILNER RICHARDSON Margaret Milner Richardson	Director

/s/ LOUIS P. SALVATORE Louis P. Salvatore	Director

/s/ JAMES C. SPIRA James C. Spira	Director

Exhibit Index

Exhibit No.	Description of Document
2.1**	Asset Purchase Agreement, dated September 27, 2007, by and among Tax Services of America, Inc., Smart Tax of Georgia Inc., and each of the shareholders of Smart Tax of Georgia, Inc., filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

2.2**	Asset Purchase Agreement, dated September 27, 2007, by and among Tax Services of America, Inc., Smart Tax, Inc., and each of the shareholders of Smart Tax, Inc., filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

2.3**	Asset Purchase Agreement, dated September 27, 2007, by and among Tax Services of America, Inc., Sofar, Inc., and each of the shareholders of Sofar, Inc., filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference.

3.2	Amended and Restated By-Laws of Jackson Hewitt Tax Service Inc., dated December 4, 2007, filed as Exhibit 3.1 to the Company’s Current Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

4.1	Form of Common Stock Certificate filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

4.2	Rights Agreement between Jackson Hewitt Tax Service Inc. and American Stock Transfer and Trust Company (as successor Rights Agent to The Bank of New York), dated June 24, 2004, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference, as modified by Exhibit 10.25.

10.1	Transitional Agreement among Cendant Corporation, Cendant Operations, Inc. and Jackson Hewitt Tax Service Inc., dated June 25, 2004, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference.

10.2	Form of Franchise Agreement, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005, file number 1-32215, is incorporated herein by reference.

10.3*	Employee Stock Purchase Plan, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.

10.4*	Non-employee Directors Deferred Compensation Plan, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.

10.5	Lease Agreement dated as of May 1, 2005 by and between Dun & Bradstreet, Inc. and Jackson Hewitt Tax Service Inc, filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K dated May 5, 2005, file number 1-32215, is incorporated herein by reference.

10.6	Gateway Building D Office Lease, made as of November 17, 2005, between Sarasota Gateway Building D, LLLP and Jackson Hewitt Inc., filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2005, file number 1-32215, is incorporated herein by reference.

Exhibit No.	Description of Document
10.7	Letter Agreement, dated May 11, 2006, by and between Jackson Hewitt Tax Service Inc. and American Stock Transfer and Trust Company, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2006, file number 1-32215, is incorporated herein by reference.

10.8*	Employment Agreement between Jackson Hewitt Tax Service Inc. and Steven L. Barnett, effective as of July 20, 2006, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006, file number 1-32215, is incorporated herein by reference.

10.9*	Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 22, 2006, file number 1-32215, is incorporated herein by reference.

10.10*	Jackson Hewitt Tax Service Inc. Amended and Restated Nonqualified Deferred Compensation Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 22, 2006, file number 1-32215, is incorporated herein by reference.

10.11	Amended and Restated Credit Agreement among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc. and Hewfant, Inc., as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as co-Syndication Agents, JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as co- Documentation Agents, and Wachovia Capital Markets, LLC, as Sole Lead Arranger and Sole Book Runner, dated as of October 6, 2006, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006, file number 1-32215, is incorporated herein by reference.

10.12*	Form of Executive Officer Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2006, file number 1-32215, is incorporated herein by reference.

10.13**	Program Agreement, dated September 19, 2007, between Jackson Hewitt Inc. and Republic Bank & Trust Company, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.14**	Technology Services Agreement, dated September 19, 2007, between Jackson Hewitt Technology Services LLC and Republic Bank & Trust Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.15**	Amended and Restated Program Agreement, dated September 21, 2007, between Jackson Hewitt Inc. and Santa Barbara Bank & Trust, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.16**	Amended and Restated Technology Services Agreement, dated September 21, 2007, between Jackson Hewitt Technology Services LLC and Santa Barbara Bank & Trust, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.17**	Amended and Restated Program Agreement, dated October 8, 2007, between Jackson Hewitt Inc. and HSBC Taxpayer Financial Services Inc. and Beneficial Franchise Company, Inc., filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

Exhibit No.	Description of Document
10.18**	Amended and Restated Technology Services Agreement, dated October 8, 2007, between Jackson Hewitt Technology Services LLC and HSBC Taxpayer Financial Services Inc., filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.19*	Form of Executive Officer Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan, filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.20*	Separation Agreement and General Release, dated October 18, 2007, by and between Jackson Hewitt Tax Service Inc. and Michael D. Lister, filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.21	First Amendment to Amended and Restated Credit Agreement, dated October 31, 2007, among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc. and Hewfant, Inc., as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as co-Syndication Agents, and JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as co- Documentation Agents, filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.22	Amended and Restated Employment Agreement between Jackson Hewitt Tax Service Inc. and Michael C. Yerington, effective as of December 4, 2007, filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.23	Amended and Restated Employment Agreement between Jackson Hewitt Tax Service Inc. and Mark L. Heimbouch, effective as of December 4, 2007, filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.24	Second Amendment to Amended and Restated Credit Agreement, dated May 21, 2008, among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc. and Hewfant, Inc., as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as co-Syndication Agents, and JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as co- Documentation Agents.

10.25	Kiosk License Agreement, dated June 23, 2008, between Wal-Mart Stores East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, and Wal-Mart Stores Texas, LLC and Jackson Hewitt Inc.

10.26*	Form of Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan.

10.27*	Form of Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan.

10.28*	Form of Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan.

10.29*	Form of Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

Exhibit No.	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan
**	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.