Form 10-Q
period 2008-07-31
JACKSON HEWITT TAX SERVICE INC
filed 2008-09-09
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock was 28,849,927 (net of 10,440,491 shares held in treasury) as of August 31, 2008.

JACKSON HEWITT TAX SERVICE INC.

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of
	July 31, 2008	April 30, 2008
Assets
Current assets:
Cash and cash equivalents	$230	$4,594
Accounts receivable, net of allowance for doubtful accounts of $1,066 and $694, respectively	6,487	17,850
Notes receivable, net	7,113	6,033
Prepaid expenses and other	11,968	13,241
Deferred income taxes	1,335	200

Total current assets	27,133	41,918

Property and equipment, net	29,951	32,099
Goodwill	415,784	414,887
Other intangible assets, net	86,830	86,458
Notes receivable, net	5,056	6,035
Other non-current assets, net	18,068	18,668

Total assets	$582,822	$600,065

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$12,523	$34,851
Income taxes payable	30,186	48,531
Deferred revenues	7,426	8,264

Total current liabilities	50,135	91,646

Long-term debt	281,000	231,000
Deferred income taxes	27,505	27,298
Other non-current liabilities	11,280	13,604

Total liabilities	369,920	363,548

Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $0.01; Authorized: 200,000,000 shares; Issued: 39,290,418 and 38,867,231 shares, respectively	389	389
Additional paid-in capital	384,479	383,084
Retained earnings	132,299	158,011
Accumulated other comprehensive loss	(1,604)	(2,306)
Less: Treasury stock, at cost: 10,440,491 shares at each respective period-end	(302,661)	(302,661)

Total stockholders’ equity	212,902	236,517

Total liabilities and stockholders’ equity	$582,822	$600,065

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended July 31,
	2008	2007
Revenues
Franchise operations revenues:
Royalty	$627	$658
Marketing and advertising	277	275
Financial product fees	2,622	2,746
Other	349	1,733
Service revenues from company-owned office operations	412	508

Total revenues	4,287	5,920

Expenses
Cost of franchise operations	8,612	9,386
Marketing and advertising	4,169	4,140
Cost of company-owned office operations	9,307	5,617
Selling, general and administrative	10,448	13,319
Depreciation and amortization	3,207	3,284

Total expenses	35,743	35,746

Loss from operations	(31,456)	(29,826)
Other income/(expense):
Interest and other income	400	440
Interest expense	(3,006)	(2,860)

Loss before income taxes	(34,062)	(32,246)
Benefit from income taxes	13,518	12,641

Net loss	$(20,544)	$(19,605)

Loss per share:
Basic and diluted	$(0.72)	$(0.65)

Weighted average shares outstanding:
Basic and diluted	28,468	30,268

Cash dividends declared per share (Note 1)	$0.18	$0.36

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended July 31,
	2008	2007
Operating activities:
Net loss	$(20,544)	$(19,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,207	3,284
Amortization of Gold Guarantee product	(375)	(609)
Amortization of development advances	436	380
Share-based compensation	1,418	1,258
Deferred income taxes	(1,463)	(302)
Excess tax benefits on stock options exercised, net	45	(259)
Other	45	48
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	10,894	11,381
Notes receivable	(240)	(569)
Prepaid expenses and other	790	69
Accounts payable, accrued and other liabilities	(12,864)	(18,523)
Income taxes payable	(18,322)	(23,043)
Deferred revenues	550	80

Net cash used in operating activities	(36,423)	(46,410)

Investing activities:
Capital expenditures	(618)	(720)
Funding provided to franchisees	(497)	(1,187)
Repayment of franchisee notes	187	169
Cash paid for acquisitions	(11,123)	(1,724)

Net cash used in investing activities	(12,051)	(3,462)

Financing activities:
Common stock repurchases	—	(29,997)
Borrowings under revolving credit facility	65,000	146,000
Repayments of borrowings under revolving credit facility	(15,000)	(63,000)
Dividends paid to stockholders	(5,112)	(5,422)
Proceeds from issuance of common stock	10	1,605
Debt issuance costs	(881)	—
Excess tax benefits on stock options exercised, net	(45)	259
Change in cash overdrafts	138	(806)

Net cash provided by financing activities	44,110	48,639

Net decrease in cash and cash equivalents	(4,364)	(1,233)
Cash and cash equivalents, beginning of period	4,594	1,693

Cash and cash equivalents, end of period	$230	$460

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

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and other financial information included in the Company’s Annual Report on Form 10-K which was filed with the SEC on June 30, 2008.

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

Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended July 31,
	(In thousands)
	2008	2007
Net loss	$(20,544)	$(19,605)
Changes in fair value of derivatives	702	209

Total comprehensive loss	$(19,842)	$(19,396)

Computation of loss per share

Basic loss per share is calculated as net loss divided by the weighted average number of common shares and vested shares of restricted stock outstanding during the period. Diluted loss per share is calculated by dividing net loss by an adjusted weighted average number of common shares outstanding during the period assuming conversion of potentially dilutive securities arising from stock options outstanding and shares of unvested restricted stock.

For the three months ended July 31, 2008 and 2007, the following securities were considered antidilutive and therefore were excluded from the computation of basic and diluted loss per share:

	July 31, 2008	July 31, 2007
Stock options	560,917	2,079,895
Shares of restricted stock	361,914

Total antidilutive securities	922,831	2,079,895

Dividends declared per share

On June 3, 2008, the Company’s Board of Directors declared the fiscal 2009 first quarter cash dividend of $0.18 per share of common stock that was paid on July 15, 2008. On August 1, 2008, the Company’s Board of Directors declared the fiscal 2009 second quarter cash dividend of $0.18 per share of common stock, payable on October 15, 2008, to common stockholders of record on September 29, 2008.

On May 30, 2007, the Company’s Board of Directors declared the fiscal 2008 first quarter cash dividend of $0.18 per share of common stock that was paid on July 13, 2007. On July 30, 2007, the Company’s Board of Directors declared the fiscal 2008 second quarter cash dividend of $0.18 per share of common stock that was paid on October 15, 2007.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the implementation of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 beginning May 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not impact the Company’s financial condition, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. The additional disclosure can be found in Note 3, “Fair Value Measurements” to the Condensed Consolidated Financial Statements. The aspects that have been deferred by FSP FAS 157-2 will be effective for the Company beginning May 1, 2009 and the Company is currently assessing the potential impact of its adoption on its Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for the Company beginning May 1, 2008. The Company has not elected the fair value measurement option for any financial assets or liabilities that were not previously recorded at fair value.

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

In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 was effective, on a prospective basis, on May 1, 2008. The implementation of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for the Company beginning February 1, 2009. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The principal impact of SFAS 161 will be to require the Company to expand its disclosure regarding its derivative and hedging activities.

In April 2008, the FASB issued Staff Position FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for the Company beginning May 1, 2009. The Company is currently assessing the potential impact on its Consolidated Financial Statements of adopting FSP 142-3.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic EPS. FSP EITF 03-6-1 is effective for the Company beginning May 1, 2009. The Company is currently assessing the potential impact on its Consolidated Financial Statements of adopting FSP EITF 03-6-1.

3. FAIR VALUE MEASUREMENTS

Financial assets and liabilities subject to fair value measurements on a recurring basis are classified according to a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 represents observable inputs such as quoted prices in active markets. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s investments that are held in trust for payment of non-qualified deferred compensation to certain employees consist primarily of investments that are either publicly traded or for which market prices are readily available. The Company’s financial instruments include derivative contracts that represent interest rate swap and collar agreements to convert a notional amount of floating-rate borrowings into fixed rate debt. The fair value of the Company’s derivative contracts was derived from third party service providers utilizing proprietary models based on current market indices and estimates about relevant future market conditions.

The accompanying condensed consolidated balance sheet includes financial instruments that are recorded at fair value as noted below:

		Fair Value at Reporting Date Using
	Fair Value As of July 31, 2008	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Observable Inputs (Level 3)
Assets
Investments held in trust, current	$313	$275	$38	$—

Investments held in trust, non-current	308	237	$71	—

Total	$621	$512	$109	$—

Liabilities
Derivative contracts	2,674	—	2,674	—

Total	$2,674	$—	$2,674	$—

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2008	$336,767	$78,120	$414,887
Additions (Note 6 )	—	1,346	1,346
Purchase accounting adjustments	—	(449)	(449)

Balance as of July 31, 2008	$336,767	$79,017	$415,784

Other intangible assets consisted of:

	As of July 31, 2008			As of April 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(15,526)	$526	$16,052	$(15,500)	$552
Customer relationships(b)	10,946	(8,192)	2,754	10,784	(7,903)	2,881

Total amortizable other intangible assets	$26,998	$(23,718)	3,280	$26,836	$(23,403)	3,433

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000
Reacquired franchise rights (Note 6)			2,550			2,025

Total unamortizable other intangible assets			83,550			83,025

Total other intangible assets, net			$86,830			$86,458

(a)	Amortized using the straight-line method over a period of ten years.
(b)	Consists of customer lists and non-compete agreements. Customer lists are amortized using the double declining method over a period of five years and non-compete agreements are amortized using the straight-line method over a period of two to six years.

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2008	$83,577	$2,881	$86,458
Additions (Note 6)	525	162	687
Amortization	(26)	(289)	(315)

Balance as of July 31, 2008	$84,076	$2,754	$86,830

Amortization expense relating to other intangible assets was as follows:

	Three Months Ended July 31,
	2008	2007
Franchise agreements	$26	$402
Customer relationships	289	236

Total	$315	$638

Estimated amortization expense related to other intangible assets for each of the fiscal years ended April 30 is as follows:

Amount
(In thousands)
Remaining nine months of fiscal 2009	$1,026
2010	880
2011	676
2012	446
2013	226
2014 and thereafter	26

Total	$3,280

5. SHARE-BASED PAYMENTS

The Company’s share-based payments through July 31, 2008 under the Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan (“the Amended and Restated Plan”) include the following:

(i)	Time-Based Vesting Stock Options (“TVOs”);

(ii)	Performance-Based Vesting Stock Options (“PVOs”);

(iii)	Time-Based Vesting Shares of Restricted Stock (“TVRSs”);

(iv)	Performance-Based Vesting Shares of Restricted Stock (“PVRSs”); and

(v)	Restricted Stock Units (“RSUs”).

(i) Time-Based Vesting Stock Options

TVOs are granted, with the exception of certain TVOs granted at the time of the Company’s IPO, with an exercise price equal to the New York Stock Exchange (“NYSE”) closing price of a share of common stock on the date of grant and have a contractual term of ten years. TVOs granted through April 30, 2007 become exercisable with respect to 25% of the shares on each of the first four anniversaries of the date of grant. TVOs granted in fiscal 2008 become exercisable with respect to 20% of the shares on each of the first five anniversaries of the date of grant. TVOs granted after April 30, 2008 become exercisable with respect to one-third of the shares on each of the first three anniversaries of the date of grant. All TVOs granted are subject to continued employment on the vesting date.

The Company incurred share-based compensation expense of $1.0 million and $1.2 million in the first quarter of fiscal 2009 and fiscal 2008, respectively, in connection with the vesting of TVOs.

The weighted average grant date fair value for TVOs granted in the first quarters of fiscal 2009 and fiscal 2008 was $2.98 and $8.89, respectively. The fair value of each TVO award was estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses the method permitted under SEC Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”), which amends SAB No. 107, “Share-Based Payment,” to determine the expected holding period and will continue to do so until the Company is able to accumulate a sufficient number of years of employee exercise behavior to make a more refined estimate of expected term. Expected volatility was based on the Company’s historical publicly-traded stock price. The risk-free interest rate assumption was determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected holding period of the award being valued.

The following table sets forth the weighted average assumptions used to determine compensation cost for TVOs granted during the first quarters of fiscal 2009 and fiscal 2008, respectively:

	Three Months Ended July 31,
	2008	2007
Expected holding period (in years)	6.00	6.50
Expected volatility	39.5%	30.7%
Dividend yield	5.7%	2.4%
Risk-free interest rate	3.3%	4.8%

The following table summarizes information about TVO activity for the first quarter of fiscal 2009:

	Number of TVOs	Weighted Average Exercise Price
Balance as of April 30, 2008	2,669,161	$23.78
Granted	335,239	$12.72
Exercised	(1,000)	$9.22
Forfeited	(86,227)	$28.50
Expired	(19,053)	$24.16

Balance as of July 31, 2008	2,898,120	$22.36

Exercisable as of July 31, 2008	1,724,360	$22.58

Outstanding in-the-money TVOs as of July 31, 2008 had an aggregate intrinsic value of $1.5 million. Outstanding TVOs as of July 31, 2008 had an average remaining contractual life of 5.8 years. Exercisable in-the-money TVOs as of July 31, 2008 had an aggregate intrinsic value of $0.1 million. Exercisable TVOs as of July 31, 2008 had an average remaining contractual life of 3.5 years.

The following table summarizes information about unvested TVO activity for the first quarter of fiscal 2009:

	Number of TVOs	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2008	1,316,476	$7.34
Granted	335,239	$2.98
Vested	(391,728)	$7.81
Forfeited	(86,227)	$9.08

Unvested as of July 31, 2008	1,173,760	$5.81

As of July 31, 2008, there was $7.2 million of total unrecognized compensation cost related to unvested TVOs, which is expected to be recognized over a weighted average period of 2.9 years. The total fair value of stock options vested in the first quarter of fiscal 2009 and fiscal 2008 was $3.1 million and $4.3 million, respectively.

(ii) Performance-Based Vesting Stock Options

In July 2008, the Company granted PVOs to certain key employees with an exercise price equal to the NYSE closing price of a share of common stock on the date of grant. PVOs have a contractual term of ten years. These PVOs only vest if the Company achieves certain pre-established levels of diluted EPS for fiscal 2009. The award is based upon a diluted EPS range with a minimum threshold below which all PVOs would be forfeited and a maximum of 180% of target diluted EPS at which the maximum number of PVOs would remain eligible for vesting. PVOs are granted at the maximum under the program. If the required level of diluted EPS is achieved within the range, that portion of the award meeting the criteria would be subject to a three year vesting period commencing from the date of grant. The remainder of the award would be forfeited.

Compensation expense related to these awards is recognized ratably over the three year requisite service period beginning from the date of grant based on the Company’s estimate of achieving target diluted EPS. In the first quarter of fiscal 2009, the Company incurred share-based compensation expense of $0.01 million in connection with the vesting of PVOs.

The weighted average grant date fair value for PVOs granted in the first quarter of fiscal 2009 was $3.70. The fair value of each PVO award was estimated on the date of grant using the Black-Scholes option-pricing model. The expected holding period, expected volatility and risk-free interest rate assumptions were determined using the same methodology as the TVOs discussed earlier.

The following table sets forth the weighted average assumptions used to determine compensation cost for PVOs granted during the first quarter of fiscal 2009:

Expected holding period (in years)	6.00
Expected volatility	39.5%
Dividend yield	5.0%
Risk-free interest rate	3.5%

The following table summarizes information about PVO activity during the first quarter of fiscal 2009:

	Number of PVOs	Weighted Average Exercise Price
Outstanding as of April 30, 2008	—	$—
Granted	243,728	$14.50
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—

Outstanding as of July 31, 2008	243,728	$14.50

Outstanding in-the-money PVOs as of July 31, 2008 had an aggregate intrinsic value of $0.2 million. Outstanding PVOs as of July 31, 2008 had an average remaining contractual life of 9.96 years.

The following table summarizes information about unvested PVO activity for the first quarter of fiscal 2009:

	Number of PVOs	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2008	—	$—
Granted	243,728	$3.70
Vested	—	$—
Forfeited	—	$—

Unvested as of July 31, 2008	243,728	$3.70

As of July 31, 2008, there was $0.45 million of total unrecognized compensation cost related to unvested PVOs, which is expected to be recognized over a weighted average period of 2.9 years.

(iii) Time-Based Vesting Shares of Restricted Stock

The fair value of each TVRS grant is measured by the NYSE closing price of the Company’s common stock on the date of grant. Compensation expense related to the fair value of TVRSs is recognized on a straight-line basis over the requisite service period based on those restricted stock grants that are expected to ultimately vest. One third of the shares of restricted stock vest on each of the first three anniversaries of the date of grant, subject to continued employment on the vesting date.

In the first quarter of fiscal 2009, the Company incurred share-based compensation expense of $0.2 million in connection with the vesting of TVRSs. As of July 31, 2008, there was $3.2 million of total unrecognized compensation cost related to unvested TVRSs, which is expected to be recognized over a weighted average period of 2.7 years.

The following table summarizes information about TVRS activity during the first quarter of fiscal 2009:

	Number of TVRSs	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2008	22,651	$29.80
Granted	235,608	$12.72
Vested	—	$—
Forfeited	—	$—

Outstanding as of July 31, 2008	258,259	$14.22

As of July 31, 2008, outstanding TVRSs had an aggregate intrinsic value of $0.3 million with those TVRSs expected to vest having an intrinsic value of $0.2 million.

(iv) Performance-Based Vesting Shares of Restricted Stock

In July 2008, the Company granted PVRSs to certain key employees. These PVRSs only vest if the Company achieves certain pre-established levels of diluted EPS for fiscal 2009. The award is based upon a diluted EPS range with a minimum threshold below which all PVRSs would be forfeited and a maximum of 180% of target diluted EPS at which the maximum number of PVRSs would remain eligible for vesting. PVRSs are granted at the maximum under the program. If the required level of diluted EPS is achieved within the range, that portion of the award meeting the criteria would be subject to a three year vesting period commencing from the date of grant. The remainder of the award would be forfeited.

Compensation expense related to these awards is recognized ratably over the three year requisite service period beginning from the date of grant based on the Company’s estimate of achieving target diluted EPS. The fair value of these grants is measured by the NYSE closing price of the Company’s common stock on the date of the grant. In the first quarter of fiscal 2009, the Company incurred share-based compensation expense of $0.04 million in connection with the vesting of PVRSs. As of July 31, 2008, there was $1.4 million of total unrecognized compensation cost related to unvested PVRSs, which is expected to be recognized over a weighted average period of 2.9 years.

The following table summarizes information about PVRS activity during the first quarter of fiscal 2009:

	Number of PVRSs	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2008	—	$—
Granted	186,579	$14.50
Vested	—	$—
Forfeited	—	$—

Outstanding as of July 31, 2008	186,579	$14.50

As of July 31, 2008, outstanding PVRSs had an aggregate intrinsic value of $0.2 million with those PVRSs expected to vest having an intrinsic value of $0.1 million.

(v) Restricted Stock Units

The Company incurred share-based compensation expense of $0.1 million in each of the three months ended July 31, 2008 and 2007, respectively, in connection with the issuance of fully vested and non-forfeitable RSUs to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services. In the three months ended July 31, 2008, the Company granted 6,436 RSUs at an average grant price of $15.19 resulting in 69,665 RSUs outstanding as of July 31, 2008 with a weighted average grant price of $22.05.

6. ACQUISITIONS

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

On June 6, 2008, the Company acquired substantially all of the assets of two tax return preparation businesses from a franchisee and will operate those stores as company-owned locations beginning in the 2009 tax season. The total purchase price was $2.2 million, with $1.5 million paid at the closings, $0.3 million applied to reduce certain receivables and the remainder due of $0.4 million included as a current liability at July 31, 2008. The total purchase prices have been allocated (i) $0.1 million to property and equipment, (ii) $0.7 million to intangible assets (including $0.5 million in reacquired franchise rights) and (iii) $1.4 million to goodwill. The reacquired franchise rights represent the exclusive right to operate the tax return preparation businesses under the Jackson Hewitt brand that the Company had granted to the former franchisee. The life of these reacquired rights was determined to be commensurate with the life of the Company’s existing trade name. The amount allocated to the reacquired franchise rights represents the current fair market value and has been recorded as an indefinite-lived intangible asset on the Consolidated Balance Sheet as of July 31, 2008.

All goodwill associated with acquisitions in fiscal 2009 was allocated to the company-owned office operations segment and is deductible for tax purposes.

7. CREDIT FACILITY

On May 21, 2008, the Company amended its five-year unsecured credit facility (the “Amended and Restated $450 Million Credit Facility”) to provide for additional flexibility in connection with the allowable maximum consolidated leverage ratio under the credit facility covenants. Borrowings under the Amended and Restated $450 Million Credit Facility are to be used to finance working capital needs, general corporate purposes, potential acquisitions and repurchases of the Company’s common stock.

The maximum consolidated leverage ratio was amended from 3.0:1.0 to (i) 3.5:1.0 for the fiscal quarters ending July 31, 2008 through January 31, 2009; (ii) 3.15:1.0 for the fiscal quarters ending April 30, 2009 through October 31, 2009; and (iii) 3.0:1.0 for the fiscal quarters ending January 31, 2010 through July 31, 2011. Additionally, the credit facility was amended to include limitations with regard to share repurchases and acquisitions. The Company is restricted from repurchasing shares until it achieves a consolidated leverage ratio of 2.5:1.0 or lower for two consecutive fiscal quarters. Thereafter, achievement of a consolidated leverage ratio of 3.0:1.0 or below is required for continued share repurchases. The Company is also limited to annual acquisitions of $15.0 million when the consolidated leverage ratio is greater than 3.0:1.0. As of July 31, 2008, the Company’s consolidated leverage ratio was 3.1:1.0. Furthermore, Eurodollar borrowings now bear interest at LIBOR plus a credit spread ranging from 0.50% to 2.00% per annum; Base Rate borrowings now bear interest at the Prime Rate plus a credit spread up to 1.00%; and the annual fee now ranges from 0.10% to 0.40% of the unused portion of the credit facility.

The Amended and Restated $450 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Prior to the May 21, 2008 amendment: (i) Eurodollar borrowings bore interest at the London Inter-Bank Offer Rate (“LIBOR”), as defined in the Amended and Restated $450 Million Credit Facility, plus a credit spread as defined in the Amended and Restated $450 Million Credit Facility, ranging from 0.50% to 0.75% per annum; (ii) Base Rate borrowings, as defined in the Amended and Restated $450 Million Credit Facility, bore interest primarily at the Prime Rate, as defined in the Amended and Restated $450 Million Credit Facility; and (iii) the Amended and Restated $450 Million Credit Facility carried an annual fee ranging from 0.10% to 0.15% of the unused portion of the Amended and Restated $450 Million Credit Facility.

As of July 31, 2008, the Company had $281.0 million in borrowings outstanding under the Amended and Restated $450 Million Credit Facility.

The Amended and Restated $450 Million Credit Facility contains the requirement that the Company meet certain financial covenants, such as the maximum consolidated leverage ratio (discussed above) and a minimum consolidated interest coverage ratio of 4.0:1.0. The consolidated leverage ratio is the ratio of consolidated debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), each as defined in the Amended and Restated $450 Million Credit Facility, with consolidated debt being measured on a trailing four-quarter basis. The consolidated interest coverage ratio is the ratio of consolidated EBITDA to consolidated interest expense, each as defined in the Amended and Restated $450 Million Credit Facility.

The Amended and Restated $450 Million Credit Facility contains various customary restrictive covenants that limits the Company’s ability to, among other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on the Company’s property; (iii) enter into a merger or similar transaction; (iv) sell or transfer property except in the ordinary course of business; and (v) make dividend and other restricted payments.

As of July 31, 2008, the Company was not aware of any instances of non-compliance with such financial or restrictive covenants.

8. TERMINATION CHARGES

In the first quarter of fiscal 2009, the Company recorded total terminations charges of $3.0 million related to severance and lease termination and related expenses.

Severance

As part of an initiative to achieve a lower cost structure in advance of the 2009 tax season, the Company’s overall consolidated workforce was reduced by approximately 10% during the first quarter of fiscal 2009. In connection with this action and certain employee terminations, a $1.4 million severance charge was recorded in selling, general and administrative expense in the first quarter of fiscal 2009. The Company’s reportable segments included severance expenses of $0.7 million in Company-Owned Office Operations and $0.3 million in Franchise Operations with $0.4 million in Corporate and Other. As of July 31, 2008, $0.6 million of such expenses remained unpaid and are included in accounts payable and accrued liabilities in the accompanying Condensed Consolidated Balance Sheet.

Lease Termination and Related Expenses

As part of an overall effort to optimize company-owned store locations and improve profitability, 191 under-performing store locations were closed during the first quarter of fiscal 2009. In connection with this action, a charge of $1.6 million was recorded in cost of company-owned operations expense related to lease terminations and related expenses, including a $0.1 million write-down of leasehold improvements, associated with 51 of these store location closures. Costs to terminate these contractual operating leases before the end of their term were measured at fair value and reduced by an amount of estimated sublease rental income that the Company believes it can reasonably obtain for the properties. The Company expects to adjust the fair value of this lease termination liability due to the passage of time as an increase in the liability and as an operating expense (accretion) over the remaining term of the leases. As of July 31, 2008, the entire amount remained unpaid with $0.9 million included in accounts payable and accrued liabilities and $0.6 million in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.

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

	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Three months ended July 31, 2008
Revenues	$3,875	$412	$—	$4,287

Loss before income taxes	$(11,729)	$(11,864)	$(10,469)	$(34,062)

Three months ended July 31, 2007
Revenues	$5,412	$508	$—	$5,920

Loss before income taxes	$(10,850)	$(6,908)	$(14,488)	$(32,246)

(a)	Corporate and other expenses include unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as share-based compensation.

10. COMMITMENTS AND CONTINGENCIES

Guarantees

The Company is required to provide various types of surety bonds, such as tax return preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations to third parties. These bonds vary in duration although most are issued and outstanding from one to two years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $1.9 million as of July 31, 2008. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company, through TSA, provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require in certain circumstances the Company to pay penalties and interest assessed by a taxing authority. The Company has a liability of $0.1 million as of July 31, 2008 and April 30, 2008, respectively, for the fair value of the obligation undertaken in issuing the guarantee. Such liabilities were included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee® product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

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

The Company routinely enters into contracts that include indemnification provisions that serve to protect the contracting parties from losses such parties suffer as a result of acts or omissions of the Company and/or its affiliates, including in particular indemnity obligations relating to (a) tax, legal and other risks related to the sale of businesses or the provision of services; (b) indemnification of the Company’s directors and officers; (c) indemnities of various lessors in connection with facility leases for certain claims arising from such facility or lease; and (d) third-party claims, including those from franchisees, relating to various arrangements in the normal course of business. There is no stated maximum payment related to these indemnities, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against the Company and the ultimate liability related to any such claims, if any, is difficult to predict. While there had not been any indemnification claims against the Company under these arrangements prior to 2008, there can be no assurance that the Company will not be obligated to make payments in the future. Certain of our franchisees have filed purported class action lawsuits against SBB&T and HSBC relating to the terms of the contracts between the franchisees and the financial product providers and the manner in which financial products are facilitated. SBB&T and HSBC have submitted indemnification claims to the Company in regards to these lawsuits.

Legal Proceedings

On March 18, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against Santa Barbara Bank & Trust (“SBB&T”) and the Company in the Superior Court of California (Santa Barbara, following a transfer from San Francisco) seeking declaratory relief in connection with the provision of RALs, as to the lawfulness of the practice of cross-lender debt collection, as to the validity of SBB&T’s cross-lender debt collection provision and as to whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent, and seeking injunctive relief, restitution, disgorgement, compensatory damages, statutory damages, punitive damages, attorneys’ fees, and expenses. The Company is a party in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T. The Congress of California Seniors was subsequently removed, and Tyree Bowman was added, as a plaintiff. A class certification hearing has been scheduled for November 12, 2008. The case is in its discovery and pretrial stage. The Company believes it has meritorious defenses and is contesting this matter vigorously. On December 18, 2003, Ms. Hood also filed a separate suit against the Company in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. The allegations of negligence, breach of fiduciary duty, and violation of certain Ohio law relate to the same set of facts as the California action. Plaintiff seeks equitable and declaratory relief, damages, attorneys’ fees, and expenses. The case is in its discovery and pretrial stage. The Company believes it has meritorious defenses and is contesting this matter vigorously.

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

On October 30, 2006, Linda Hunter brought a purported class action complaint against the Company in the United States District Court, Southern District of West Virginia, on behalf of West Virginia customers who obtained RALs facilitated by the Company, seeking damages for an alleged breach of fiduciary duty, for alleged breach of West Virginia’s Credit Service Organization Act, for alleged breach of contract, and for alleged unfair or deceptive acts or practices in connection with our RAL facilitation activities. On November 22, 2006, the Company filed a motion to dismiss. On November 6, 2007, the Court partially granted the Company’s motion to dismiss. On November 21, 2007, the Company answered the complaint. On March 13, 2008, the Court granted the Company’s partial motion for summary judgment on plaintiff’s breach of contract claim. On June 30, 2008, the Court granted permission for Christian Harper, Elizabeth Harper, and Donna Wright to be substituted in the case as new proposed class representatives. Upon substitution, the Court dismissed Linda Hunter’s claims with prejudice. On July 15, 2008, the Company answered the first amended complaint. The case is in its discovery and pretrial stage. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On April 20, 2007, Brent Wooley brought a purported class action complaint against the Company and certain unknown franchisees in the United States District Court, Northern District of Illinois. The complaint, which was subsequently amended, was brought on behalf of customers who obtained tax return preparation services that allegedly included false deductions without support by the customer that resulted in penalties being assessed by the IRS against the taxpayer for violations of the Illinois Consumer Fraud and Deceptive Practices Act, and the Racketeering and Corrupt Organizations Act, and alleging unjust enrichment and breach of contract, seeking compensatory and punitive damages, restitution, and attorneys’ fees. The alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act relate to representations regarding tax return preparation, Basic Guarantee and Gold Guarantee coverage and denial of Gold Guarantee claims. On August 1, 2007, the Company filed a motion to dismiss which, on September 5, 2007, was denied without prejudice to permit the plaintiff to further amend the complaint. On October 5, 2007, plaintiff filed a second amended complaint to add additional parties. On November 20, 2007, the Company filed a motion to dismiss the second amended complaint. On March 25, 2008, the Court dismissed all claims. On April 11, 2008, plaintiff filed a motion for leave to file a third amended complaint. The Company opposed that motion. On June 19, 2008, the Court denied plaintiff’s motion, and permitted the plaintiff to file a fourth amended complaint consistent with the Court’s March 25, 2008 decision. On July 28, 2008, the Company filed a motion to dismiss the fourth amended complaint. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On January 17, 2008, an attorney with the New York State Division of Human Rights (the “Division”) filed with the Division a Division-initiated administrative complaint against the Company for allegedly marketing loan products to individuals in New York based on their race and military status in violation of New York State’s Human Rights Law, and seeking injunctive and other relief. On February 19, 2008, the Company filed a response to the complaint with the Division. On June 30, 2008, the Division issued a determination of probable cause on the matter and determined that it had jurisdiction. The matter will be set for an administrative hearing. The Company believes that no jurisdiction exists, that it has meritorious defenses and is contesting this matter vigorously.

The Company is from time to time subject to other legal proceedings and claims in the ordinary course of business, none of which the Company believes is likely to have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 30, 2008.

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

Jackson Hewitt Tax Service Inc. is the second largest paid individual tax return preparer in the United States based upon the number of individual tax returns prepared and filed with the Internal Revenue Service (“IRS”). In fiscal 2008, our network consisted of 6,763 franchised and company-owned offices and prepared 3.39 million tax returns excluding Economic Stimulus Program (“ESP”) tax returns (3.46 million total tax returns). We estimate our network prepared approximately 4% of all tax returns prepared in 2008 by a paid tax return preparer. Our revenues consist of fees paid by our franchisees, service revenues earned at company-owned offices and financial product fees. “Jackson Hewitt,” “the Company,” “we,” “our,” and “us” are used interchangeably in this report to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

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

Termination Charges

In the first quarter of fiscal 2009, we recorded total terminations charges of $3.0 million related to severance and lease termination and related expenses.

Severance

As part of an initiative to achieve a lower cost structure in advance of the 2009 tax season, our overall consolidated workforce was reduced by approximately 10% during the first quarter of fiscal 2009. In connection with this action and certain employee terminations, a $1.4 million severance charge was recorded in selling, general and administrative expense in the first quarter of fiscal 2009. Our reportable segments included severance expenses of $0.7 million in Company-Owned Office Operations and $0.3 million in Franchise Operations with $0.4 million in Corporate and Other. As of July 31, 2008, $0.6 million of such expenses remained unpaid and are included in accounts payable and accrued liabilities in the accompanying Condensed Consolidated Balance Sheet.

Lease Termination and Related Expenses

As part of an overall effort to optimize company-owned store locations and improve profitability, 191 under-performing store locations were closed during the first quarter of fiscal 2009. In connection with this action, a charge of $1.6 million was recorded in cost of company-owned operations expense related to lease terminations and related expenses, including a $0.1 million write-down of leasehold improvements, associated with 51 of these store location closures. Costs to terminate these contractual operating leases before the end of their term were measured at fair value and reduced by an amount of estimated sublease rental income that we believe we can reasonably obtain for the properties. We expect to adjust the fair value of this lease termination liability due to the passage of time as an increase in the liability and as an operating expense (accretion) over the remaining term of the leases. As of July 31, 2008, the entire amount remained unpaid with $0.9 million included in accounts payable and accrued liabilities and $0.6 million in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.

Insurance Recovery

In the first quarter of fiscal 2009, we recorded a $1.5 million credit in selling, general and administrative expenses from an insurance recovery related to the previously disclosed settlement of the California Attorney General and Pierre Brailsford matters regarding the origination of RALs between 2001 and 2005.

RESULTS OF OPERATIONS

Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

Consolidated Results of Operations

	Three Months Ended July 31,
	2008	2007
	(in thousands)
Revenues
Franchise operations revenues:
Royalty	$627	$658
Marketing and advertising	277	275
Financial product fees	2,622	2,746
Other	349	1,733
Service revenues from company-owned office operations	412	508

Total revenues	4,287	5,920

Expenses
Cost of franchise operations	8,612	9,386
Marketing and advertising	4,169	4,140
Cost of company-owned office operations	9,307	5,617
Selling, general and administrative	10,448	13,319
Depreciation and amortization	3,207	3,284

Total expenses	35,743	35,746

Loss from operations	(31,456)	(29,826)
Other income/(expense):
Interest and other income	400	440
Interest expense	(3,006)	(2,860)

Loss before income taxes	(34,062)	(32,246)
Benefit from income taxes	13,518	12,641

Net loss	$(20,544)	$(19,605)

Given the seasonal nature of the tax return preparation business, approximately 2% of the total tax returns prepared by our network in fiscal 2008 were prepared in the first two fiscal quarters. Consequently, the number of tax returns prepared during the first two fiscal quarters and the corresponding revenues are not indicative of the overall trends of our business for the fiscal year. Most tax returns prepared in the first two fiscal quarters are related to either tax returns for which filing extensions had been applied for by the customer or amendments to previously filed tax returns.

Three Months Ended July 31, 2008 as Compared to Three Months Ended July 31, 2007

Total Revenues

Total revenues decreased $1.6 million, or 28%, primarily due to a lower number of territories sold. Please see Franchise Operations and Company-Owned Office Operations for additional highlights.

Total Expenses

Total operating expenses were essentially flat. Highlights were as follows:

Cost of franchise operations: Cost of franchise operations decreased $0.8 million, or 8%, primarily due to lower personnel-related expenses.

Cost of company-owned office operations: Cost of company-owned office operations increased $3.7 million, or 66%, primarily due to lease termination and related expenses of $1.6 million and higher occupancy costs of $1.1 million and increased personnel-related expenses of $1.0 million associated with maintaining a significantly increased number of storefront locations resulting primarily from acquisitions in fiscal 2008.

Selling, general and administrative: Selling, general and administrative expenses decreased $2.9 million, or 22%, primarily due to (i) the absence of $3.4 million in previously disclosed Internal Review expenses in connection with the previously disclosed allegations set forth in the Department of Justice lawsuits against a former franchisee and (ii) the favorable effect of a $1.5 million insurance recovery related to the settlement of the California Attorney General and Pierre Brailsford matters. Partially offsetting the overall decrease in selling, general and administrative was (i) higher severance of $1.0 million; (ii) higher consulting fees of $0.4 million incurred to support our strategic initiatives; (iii) higher external legal fees (unrelated to the Internal Review) of $0.3 million; and (iv) higher share-based compensation of $0.2 million.

Segment Results and Corporate and Other

Franchise Operations

	Three Months Ended July 31,
	2008	2007
	(in thousands)
Results of Operations:
Revenues
Royalty	$627	$658
Marketing and advertising	277	275
Financial product fees	2,622	2,746
Other	349	1,733

Total revenues	3,875	5,412

Expenses
Cost of franchise operations	8,612	9,386
Marketing and advertising	4,108	3,925
Selling, general and administrative	1,067	728
Depreciation and amortization	2,193	2,588

Total expenses	15,980	16,627

Loss from operations	(12,105)	(11,215)
Other income/(expense):
Interest and other income	376	365

Loss before income taxes	$(11,729)	$(10,850)

Three Months Ended July 31, 2008 as Compared to Three Months Ended July 31, 2007

Total Revenues

Total revenues decreased $1.5 million, or 28%. Highlights were as follows:

Financial product fees: Financial product fees decreased $0.1 million, or 5%. Financial product fees earned in the first and second quarters of each year primarily relate to sales of Gold Guarantee product from prior tax seasons and are earned ratably over the product’s life, which approximates 36 months.

Other revenues: Other revenues decreased $1.4 million, or 80%, primarily due to lower territory sales. Other revenues included the sale of four territories in the three months ended July 31, 2008 as compared to 45 in the three months ended July 31, 2007.

Total Expenses

Total operating expenses decreased $0.7 million, or 4%. Highlights were as follows:

Cost of operations: Cost of operations increased as discussed in the Condensed Consolidated Results of Operations.

Selling, general and administrative: Selling, general and administrative expenses increased $0.3 million, or 47%, due to severance expense.

Depreciation and amortization: Depreciation and amortization decreased $0.4 million, or 15%, primarily due to certain intangible assets becoming fully amortized in December 2007.

Company-Owned Office Operations

	Three Months Ended July 31,
	2008	2007
	(in thousands)
Results of Operations:
Revenues
Service revenues from operations	$412	$508

Expenses
Cost of operations	9,307	5,617
Marketing and advertising	61	215
Selling, general and administrative	1,894	888
Depreciation and amortization	1,014	696

Total expenses	12,276	7,416

Loss from operations	(11,864)	(6,908)

Loss before income taxes	$(11,864)	$(6,908)

Three Months Ended July 31, 2008 as Compared to Three Months Ended July 31, 2007

Total Expenses

Total operating expenses increased $4.9 million, or 66%. Highlights were as follows:

Cost of operations: Cost of operations increased as discussed in the Condensed Consolidated Results of Operations.

Selling, general and administrative: Selling, general and administrative increased $1.0 million, or 113%, primarily due to severance of $0.7 million.

Depreciation and amortization: Depreciation and amortization increased $0.3 million, or 47%, primarily as a result of depreciation on equipment purchases from our acquisitions over the past 12 months.

Corporate and Other

Corporate and other expenses include unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as share-based compensation.

	Three Months Ended July 31,
	2008	2007
	(in thousands)
Expenses (a)
General and administrative	$7,569	$7,031
Share-based compensation	1,418	1,258
Insurance recovery	(1,500)	—
Internal review	—	3,414

Total expenses	7,487	11,703
Loss from operations	(7,487)	(11,703)

Other income/(expense):
Interest and other income	24	75
Interest expense	(3,006)	(2,860)

Loss before income taxes	$(10,469)	$(14,488)

(a)	Included in selling, general and administrative in the Condensed Consolidated Statements of Operations.

Three Months Ended July 31, 2008 as Compared to Three Months Ended July 31, 2007

Loss from Operations

Loss from operations decreased $4.2 million, or 36%, primarily due to (i) the absence of $3.4 million in Internal Review expenses; (ii) the favorable effect of a $1.5 million insurance recovery related to the settlement of the California Attorney General and Pierre Brailsford matters; and (iii) lower insurance expense of $0.3 million partially offset by (i) higher consulting fees of $0.4 million incurred to support our strategic initiatives; (ii) higher external legal fees (unrelated to the Internal Review) of $0.3 million; and (iii) higher share-based compensation of $0.2 million. Severance expense in each of the three months ended July 31, 2008 and 2007 was $0.4 million.

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

Credit Facility

Borrowings under our Amended and Restated $450 Million Credit Facility, which expires in October 2011, are to be used to finance working capital needs, general corporate purposes, potential acquisitions and repurchases of our common stock. We may also use this credit facility to issue letters of credit for general corporate purposes. As of July 31, 2008, we had $281.0 million in borrowings outstanding under our credit facility.

The Amended and Restated $450 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Eurodollar borrowings bear interest at the London Inter-Bank Offer Rate (“LIBOR”), as defined in the Amended and Restated $450 Million Credit Facility, plus a credit spread ranging from 0.50% to 2.00% per annum. Base Rate borrowings bear interest at the Prime Rate plus a credit spread of up to 1.00% . The Amended and Restated $450 Million Credit Facility carries an annual fee ranging from 0.10% to 0.40% of the unused portion of the credit facility.

The Amended and Restated $450 Million Credit Facility contains the requirement that the Company meet certain financial covenants, such as a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The consolidated leverage ratio is the ratio of consolidated debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), each as defined in the Amended and Restated $450 Million Credit Facility, with consolidated debt being measured on a trailing four-quarter basis. The maximum consolidated leverage ratio is (i) 3.5:1.0 for the fiscal quarters ending July 31, 2008 through January 31, 2009; (ii) 3.15:1.0 for the fiscal quarters ending April 30, 2009 through October 31, 2009; and (iii) 3.0:1.0 for the fiscal quarters ending January 31, 2010 through July 31, 2011. As of July 31, 2008, our consolidated leverage ratio was 3.1:1.0. The consolidated interest coverage ratio is the ratio of consolidated EBITDA to consolidated interest expense, each as defined in the Amended and Restated $450 Million Credit Facility. Under the Amended and Restated $450 Million Credit Facility, the minimum allowable consolidated interest coverage ratio is 4.0:1.0.

The Amended and Restated $450 Million Credit Facility contains various customary restrictive covenants that limits our ability to, among other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on our property; (iii) enter into a merger or similar transaction; (iv) sell or transfer property except in the ordinary course of business; and (v) make dividend and other restricted payments. Specifically, the credit facility includes limitations with regard to share repurchases and acquisitions. We are restricted from repurchasing shares until we achieve a consolidated leverage ratio of 2.5:1.0 or lower for two consecutive fiscal quarters. Thereafter, achievement of a consolidated leverage ratio of 3.0:1.0 or below is required for continued share repurchases. We are limited to annual acquisitions of $15.0 million when the consolidated leverage ratio is greater than 3.0:1.0.

In the future, we may require additional financing to meet our capital needs. Our liquidity position may be negatively affected by unfavorable conditions in the market in which we operate. In addition, our inability to generate sufficient profits during tax season may unfavorably impact our funding requirements.

Sources and Uses of Cash

Operating activities

In the three months ended July 31, 2008, we used $10.0 million less cash for operations as compared to the three months ended July 31, 2007 due to the following:

•	Lower income tax payments of $4.7 million primarily due to the decrease in operating income between years;

•

Lower performance bonus payments to full-time and seasonal employees as we paid $4.8 million in the three months ended July 31, 2008 (accrued in fiscal 2008) as compared to $8.3 million in the three months ended July 31, 2007 (accrued in fiscal 2007); and

•	The absence of $3.4 million of Internal Review expenses.

Investing activities

In the three months ended July 31, 2008, we used $8.8 million more cash for investing activities as compared to the three months ended July 31, 2007 primarily due to the payment in July 2008 related to the October 2007 acquisition of tax return preparation businesses in the Atlanta, Chicago and Detroit markets from a former franchisee.

Financing activities

In the three months ended July 31, 2008, we received $4.5 million less cash from financing activities as compared to the three months ended July 31, 2007 primarily due to less net borrowings under our credit facility of $33.0 million partially offset by reduced spending of $30.0 million on the repurchase of shares of our common stock.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

Over the next 12 months, our primary cash requirements will be the funding of our operating activities (including capital expenditure requirements, contractual obligations and commitments), acquisitions, the funding of franchisee office expansion, debt service and quarterly dividends as described more fully below.

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

•

Capital expenditures—We anticipate spending on capital expenditures in fiscal 2009 primarily for information technology upgrades to support our growth, which includes the purchase of computer equipment and the development of internal-use software.

•	Franchisee funding—We anticipate providing franchisees with funding for Conversions and to open new storefront offices as we look to build a stronger distribution system.

•

Debt service—As of July 31 2008, we had $281.0 million outstanding under our Amended and Restated $450 Million Credit Facility, none of which was scheduled to mature in the 12 months ended July 31, 2009. We anticipate generating operating cash flow next tax season to partially repay these outstanding borrowings.

•

Quarterly dividend— Dividends paid in the three months ended July 31, 2008 were $5.1 million. On August 1, 2008, our Board of Directors declared the fiscal 2009 second quarter cash dividend of $0.18 per share, payable on October 15, 2008, to stockholders of record on September 29, 2008. We currently intend to make quarterly cash dividend payments of $0.18 per common share over the remainder of fiscal 2009.

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

Goodwill

We test goodwill for impairment annually in our fourth fiscal quarter, or more frequently if circumstances indicate impairment may have occurred. We review the carrying value of our goodwill by comparing the carrying value of our reporting units to their fair value. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact results. An adverse change to our business would impact our consolidated results and may result in an impairment of our goodwill. The aggregate carrying value of our goodwill was $415.8 million as of July 31, 2008. See “Part I. Item 1—Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4 —Goodwill and Other Intangible Assets” for more information on goodwill.

Other Indefinite-Lived Intangible Assets

We test indefinite-lived intangible assets for impairment annually in our fourth fiscal quarter, or more frequently if circumstances indicate impairment may have occurred. Indefinite-lived intangible assets are carried at the lower of cost or fair value. If the fair value of the indefinite-lived intangible asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference. An adverse change to our business would impact our consolidated results and may result in an impairment of our indefinite-lived intangible assets. The aggregate carrying value of our indefinite-lived intangible assets was $83.6 million as of July 31, 2008. See “Part I. Item 1—Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4—Goodwill and Other Intangible Assets” for more information on indefinite-lived intangible assets.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the implementation of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 beginning May 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not impact our financial condition, results of operations or cash flow, we are now required to provide additional disclosures as part of our financial statements. The additional disclosure can be found in Note 3, “Fair Value Measurements” to the Condensed Consolidated Financial Statements. The aspects that have been deferred by FSP FAS 157-2 will be effective for us beginning May 1, 2009 and we are currently assessing the potential impact of its adoption on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for us beginning May 1, 2008. We have not elected the fair value measurement option for any financial assets or liabilities that were not previously recorded at fair value.

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

In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 was effective, on a prospective basis, on May 1, 2008. The implementation of this standard did not have a material impact on our Consolidated Financial Statements.

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

In April 2008, the FASB issued Staff Position FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for us beginning May 1, 2009. We are currently assessing the potential impact on our Consolidated Financial Statements of adopting FSP 142-3.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic EPS. FSP EITF 03-6-1 is effective for us beginning May 1, 2009. We are currently assessing the potential impact on our Consolidated Financial Statements of adopting FSP EITF 03-6-1.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We have financial market risk exposure related primarily to changes in interest rates. As discussed above, we attempt to reduce this risk through the utilization of derivative financial instruments. A hypothetical 1% change in the interest rate on our floating-rate borrowings outstanding as of July 31, 2008, excluding our $100.0 million of hedged borrowings whereby we fixed the interest rate, at an average ranging from 4.4% to 4.5%, would result in an annual increase or decrease in income before income taxes of $1.8 million. The estimated increase or decrease is based upon the level of variable rate debt as of July 31, 2008 and assumes no changes in the volume or composition of debt.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b) Changes in Internal Control over Financial Reporting.

During the first quarter of fiscal 2009, there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

See “Part 1 – Item 1 – Note 10 – Commitments and Contingencies,” to our Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A.	Risk Factors.

During the three months ended July 31, 2008, there were no material changes from risk factors as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds:

There were no unregistered sales of equity securities during the three months ended July 31, 2008.

Issuer Purchases of Equity Securities:

There were no issuer purchases of equity securities during the three months ended July 31, 2008.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended July 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no submissions of matters to a vote of security holders during the three months ended July 31, 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 9, 2008.

JACKSON HEWITT TAX SERVICE INC.

By:	/s/ MICHAEL C. YERINGTON
Michael C. Yerington
President and Chief Executive Officer
(Principal Executive Officer)

/s/ DANIEL P. O’BRIEN
Daniel P. O’Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)