Form 10-Q
period 2008-10-31
JACKSON HEWITT TAX SERVICE INC
filed 2008-12-10
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock was 28,793,958 (net of 10,498,460 shares held in treasury) as of November 30, 2008.

JACKSON HEWITT TAX SERVICE INC.

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of
	October 31, 2008	April 30, 2008
Assets
Current assets:
Cash and cash equivalents	$355	$4,594
Accounts receivable, net of allowance for doubtful accounts of $1,093 and $694, respectively	6,366	17,850
Notes receivable, net	7,859	6,033
Prepaid expenses and other	9,181	13,241
Deferred income taxes	5,527	200

Total current assets	29,288	41,918

Property and equipment, net	28,612	32,099
Goodwill	416,297	414,887
Other intangible assets, net	86,941	86,458
Notes receivable, net	6,029	6,035
Other non-current assets, net	16,883	18,668

Total assets	$584,050	$600,065

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$21,003	$34,851
Income taxes payable	10,843	48,531
Deferred revenues	6,564	8,264

Total current liabilities	38,410	91,646

Long-term debt	321,000	231,000
Deferred income taxes	25,522	27,298
Other non-current liabilities	10,195	13,604

Total liabilities	395,127	363,548

Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.01; Authorized: 200,000,000 shares; Issued: 39,290,418 and 38,867,231 shares, respectively	393	389
Additional paid-in capital	388,488	383,084
Retained earnings	104,916	158,011
Accumulated other comprehensive loss	(2,199)	(2,306)
Less: Treasury stock, at cost: 10,443,526 and 10,440,491 shares, respectively	(302,675)	(302,661)

Total stockholders’ equity	188,923	236,517

Total liabilities and stockholders’ equity	$584,050	$600,065

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Revenues
Franchise operations revenues:
Royalty	$646	$674	$1,273	$1,332
Marketing and advertising	287	300	564	575
Financial product fees	2,452	2,580	5,074	5,326
Other	1,248	1,651	1,597	3,384
Service revenues from company-owned office operations	436	396	848	904

Total revenues	5,069	5,601	9,356	11,521

Expenses
Cost of franchise operations	7,341	8,676	15,953	18,062
Marketing and advertising	5,440	4,570	9,609	8,710
Cost of company-owned office operations	8,633	6,898	17,940	12,515
Selling, general and administrative	13,452	17,961	23,900	31,280
Depreciation and amortization	3,186	3,310	6,393	6,594

Total expenses	38,052	41,415	73,795	77,161

Loss from operations	(32,983)	(35,814)	(64,439)	(65,640)
Other income/(expense):
Interest and other income	380	508	780	948
Interest expense	(4,219)	(3,631)	(7,225)	(6,491)

Loss before income taxes	(36,822)	(38,937)	(70,884)	(71,183)
Benefit from income taxes	14,616	15,263	28,134	27,904

Net loss	$(22,206)	$(23,674)	$(42,750)	$(43,279)

Loss per share:
Basic and diluted	$(0.78)	$(0.78)	$(1.50)	$(1.43)

Weighted average shares outstanding:
Basic and diluted	28,476	30,165	28,472	30,217

Cash dividends declared per share (Note 1):	$0.18	$—	$0.36	$0.36

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended October 31,
	2008	2007
Operating activities:
Net loss	(42,750)	$(43,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,393	6,594
Amortization of development advances	911	717
Share-based compensation	2,085	5,374
Deferred income taxes	(2,426)	(1,186)
Excess tax benefit on stock-based awards exercised	—	(2,532)
Other	215	98
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	11,249	11,543
Notes receivable	(1,182)	(1,982)
Prepaid expenses and other	6,695	4,178
Accounts payable, accrued and other liabilities	(4,313)	(11,628)
Income taxes payable	(39,148)	(47,608)
Deferred revenues	(3,961)	(4,905)

Net cash used in operating activities	(66,232)	(84,616)

Investing activities:
Capital expenditures	(2,098)	(2,780)
Funding provided to franchisees	(2,089)	(1,663)
Proceeds from repayment of franchisee notes	248	419
Cash paid for acquisitions	(11,707)	(11,547)

Net cash used in investing activities	(15,646)	(15,571)

Financing activities:
Common stock repurchases	—	(54,997)
Borrowings under revolving credit facility	113,000	254,000
Repayments of borrowings under revolving credit facility	(23,000)	(96,000)
Dividends paid to stockholders	(10,228)	(10,850)
Proceeds from issuance of common stock	10	6,413
Debt issuance costs	(881)	—
Excess tax benefit on stock-based awards exercised	—	2,532
Change in cash overdrafts	(1,262)	(806)

Net cash provided by financing activities	77,639	100,292

Net (decrease) / increase in cash and cash equivalents	(4,239)	105
Cash and cash equivalents, beginning of period	(4,594)	1,693

Cash and cash equivalents, end of period	$355	$1,798

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

The amortization of Gold Guarantee product in the prior period’s Condensed Consolidated Statement of Cash Flows has been reclassified within Operating Activities to conform to the current period presentation with no effect on previously reported net loss or stockholders’ equity.

Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	(in thousands)		(in thousands)
	2008	2007	2008	2007
Net loss	$(22,206)	$(23,674)	$(42,750)	$(43,279)
Changes in fair value of derivatives	(595)	(520)	107	(311)

Total comprehensive loss	$(22,801)	$(24,194)	$(42,643)	$(43,590)

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Stock options	175,755	1,736,275	70,518	1,736,275
Shares of restricted stock	194,135	—	163,884	—

Total antidilutive securities	369,890	1,736,275	234,402	1,736,275

For the three and six months ended October 31, 2008, the above antidilutive securities exclude all performance vesting awards since the performance conditions had not been met for those periods. See “Note 5 – Share-Based Payments” for additional information on the Company’s performance vesting awards.

Dividends declared per share

On June 3, 2008, the Company’s Board of Directors declared the fiscal 2009 first quarter cash dividend of $0.18 per share of common stock that was paid on July 15, 2008. On August 1, 2008, the Company’s Board of Directors declared the fiscal 2009 second quarter cash dividend of $0.18 per share of common stock that was paid on October 15, 2008. On December 3, 2008, the Company’s Board of Directors declared the fiscal 2009 third quarter cash dividend of $0.18 per share of common stock, payable on January 15, 2009, to common stockholders of record on December 29, 2008.

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

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. FSP FAS 157-3 was effective for the Company upon issuance on October 10, 2008 and the adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

In April 2008, the FASB issued Staff Position FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP 142-3 is effective for the Company beginning May 1, 2009. The Company is currently assessing the potential impact on its Consolidated Financial Statements of adopting FSP 142-3.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic EPS. FSP EITF 03-6-1 is effective for the Company beginning May 1, 2009. The Company does not grant share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting therefore this EITF is not expected to have any impact to the Company when adopted.

3. FAIR VALUE MEASUREMENTS

Financial assets and liabilities subject to fair value measurements on a recurring basis are classified according to a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 represents observable inputs such as quoted prices in active markets. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no changes to the Company’s valuation techniques used to measure asset and liabilities fair values on a recurring basis during the six months ended October 31, 2008.

The Company’s investments that are held in trust for payment of non-qualified deferred compensation to certain employees consist primarily of investments that are either publicly traded or for which market prices are readily available. These funds are held in registered investment funds and common/collateral trusts.

The Company’s derivative contracts represent interest rate swap and collar agreements to convert a notional amount of floating-rate borrowings into fixed rate debt. The fair value of the Company’s derivative contracts was derived from third party service providers utilizing proprietary models based on current market indices and estimates about relevant future market conditions.

The accompanying condensed consolidated balance sheet includes financial instruments that are recorded at fair value as noted below:

		Fair Value at Reporting Date Using
	Fair Value As of October 31, 2008	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Investments held in trust, current	$281	$243	$38	$—
Investments held in trust, non-current	185	103	82	—

Total	$466	$346	$120	$—

Liabilities
Derivative contracts	$3,665	$—	$3,665	$—

Total	$3,665	$—	$3,665	$—

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2008	$336,767	$78,120	$414,887
Additions (Note 6 )	—	1,859	1,859
Purchase accounting adjustments	—	(449)	(449)

Balance as of October 31, 2008	$336,767	$79,530	$416,297

Other intangible assets consisted of:

	As of October 31, 2008			As of April 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(15,553)	$499	$16,052	$(15,500)	$552
Customer relationships(b)	11,338	(8,496)	2,842	10,784	(7,903)	2,881

Total amortizable other intangible assets	$27,390	$(24,049)	3,341	$26,836	$(23,403)	3,433

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000
Reacquired franchise rights (Note 6)			2,600			2,025

Total unamortizable other intangible assets			83,600			83,025

Total other intangible assets, net			$86,941			$86,458

(a)	Amortized using the straight-line method over a period of ten years.
(b)	Consists of customer lists and non-compete agreements. Customer lists are amortized using the double declining method over a period of five years and non-compete agreements are amortized using the straight-line method over a period of two to six years.

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2008	$83,577	$2,881	$86,458
Additions (Note 6)	575	554	1,129
Amortization	(53)	(593)	(646)

Balance as of October 31, 2008	$84,099	$2,842	$86,941

Amortization expense relating to other intangible assets was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Franchise agreements	$27	$402	$53	$804
Customer relationships	305	227	593	463

Total	$332	$629	$646	$1,267

Estimated amortization expense related to other intangible assets for each of the fiscal years ended April 30 is as follows:

Amount
(In thousands)
Remaining six months of fiscal 2009	$658
2010	1,038
2011	817
2012	515
2013	272
2014 and thereafter	41

Total	$3,341

5. SHARE-BASED PAYMENTS

The Company’s share-based payments through October 31, 2008 under the Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan (“the Amended and Restated Plan”) include the following:

(i)	Time-Based Vesting Stock Options (“TVOs”);

(ii)	Performance-Based Vesting Stock Options (“PVOs”);

(iii)	Time-Based Vesting Shares of Restricted Stock (“TVRSs”);

(iv)	Performance-Based Vesting Shares of Restricted Stock (“PVRSs”); and

(v)	Restricted Stock Units (“RSUs”).

Effective November 3, 2008, Mark L. Heimbouch, formerly Chief Operating Officer, resigned. In connection with his resignation, Mr. Heimbouch forfeited 210,452 unvested equity awards, which consisted of 122,319 TVOs, 36,182 PVOs, 24,253 TVRSs and 27,698 PVRSs. Mr. Heimbouch’s forfeited equity awards, for purposes of this disclosure, were presented as if they were forfeited on October 31, 2008 (one business day prior to the actual forfeiture date) so as to coincide with the Company’s quarter-end reporting date.

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

The Company incurred share-based compensation expense of $0.2 million and $4.0 million in the second quarter of fiscal 2009 and fiscal 2008, respectively, in connection with the vesting of TVOs. The Company incurred share-based compensation expense of $1.3 million and $5.2 million in the six months ended October 31, 2008 and October 31, 2007, respectively, in connection with the vesting of TVOs. Both prior period amounts include expense of $2.9 million related to the accelerated vesting of 415,894 TVO’s attributed to the departure of the Company’s former Chief Executive Officer in October 2007.

The weighted average grant date fair value for TVOs granted in the six months ended October 31, 2008 and 2007 was $2.98 and $8.87, respectively. The fair value of each TVO award was estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses the method permitted under SEC Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”), which amends SAB No. 107, “Share-Based Payment,” to determine the expected holding period and will continue to do so until the Company is able to accumulate a sufficient number of years of employee exercise behavior to make a more refined estimate of expected term. Expected volatility was based on the Company’s historical publicly-traded stock price. The risk-free interest rate assumption was determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected holding period of the award being valued.

The following table sets forth the weighted average assumptions used to determine compensation cost for TVOs granted during the six months ended October 31, 2008 and 2007, respectively:

	Six Months Ended October 31,
	2008	2007
Expected holding period (in years)	6.0	6.5
Expected volatility	39.5%	30.7%
Dividend yield	5.7%	2.4%
Risk-free interest rate	3.3%	4.8%

The following table summarizes information about TVO activity for the six months ended October 31, 2008:

	Number of TVOs	Weighted Average Exercise Price
Balance as of April 30, 2008	2,669,161	$23.78
Granted	335,239	$12.72
Exercised	(1,000)	$9.22
Forfeited	(219,673)	$26.67
Expired	(19,053)	$24.16

Balance as of October 31, 2008	2,764,673	$22.21

Exercisable as of October 31, 2008	1,742,627	$22.65

Outstanding in-the-money TVOs as of October 31, 2008 had an aggregate intrinsic value of $0.5 million. Outstanding TVOs as of October 31, 2008 had an average remaining contractual life of 7.4 years. Exercisable in-the-money TVOs as of October 31, 2008 had an aggregate intrinsic value of $0.03 million. Exercisable TVOs as of October 31, 2008 had an average remaining contractual life of 6.4 years.

The following table summarizes information about unvested TVO activity for the six months ended October 31, 2008:

	Number of TVOs	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2008	1,316,476	$7.34
Granted	335,239	$2.98
Vested	(409,996)	$7.84
Forfeited	(219,673)	$8.27

Unvested as of October 31, 2008	1,022,046	$6.17

As of October 31, 2008, there was $6.2 million of total unrecognized compensation cost related to unvested TVOs, which is expected to be recognized over a weighted average period of 2.7 years. The total fair value of stock options vested in the six months ended October 31, 2008 and 2007 was $3.2 million and $4.3 million, respectively.

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

Compensation expense related to these awards is recognized ratably over the three year requisite service period beginning from the date of grant based on the Company’s estimate of achieving target diluted EPS. In the three and six months ended October 31, 2008, the Company incurred share-based compensation expense of $0.03 million and $0.04 million, respectively, in connection with the vesting of PVOs.

The weighted average grant date fair value for PVOs granted in the six months ended October 31, 2008 was $3.70. The fair value of each PVO award was estimated on the date of grant using the Black-Scholes option-pricing model. The expected holding period, expected volatility and risk-free interest rate assumptions were determined using the same methodology as the TVOs discussed earlier.

The following table sets forth the weighted average assumptions used to determine compensation cost for PVOs granted during the six months ended October 31, 2008:

Expected holding period (in years)	6.0
Expected volatility	39.5%
Dividend yield	5.0%
Risk-free interest rate	3.5%

The following table summarizes information about PVO activity during the six months ended October 31, 2008:

	Number of PVOs	Weighted Average Exercise Price
Outstanding as of April 30, 2008	—	$—
Granted	243,728	$14.50
Exercised	—	$—
Forfeited	(36,182)	$14.50
Expired	—	$—

Outstanding as of October 31, 2008	207,546	$14.50

There were no outstanding in-the-money PVOs as of October 31, 2008. Outstanding PVOs as of October 31, 2008 had an average remaining contractual life of 9.7 years.

The following table summarizes information about unvested PVO activity for the six months ended October 31, 2008:

	Number of PVOs	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2008	—	$—
Granted	243,728	$3.70
Vested	—	$—
Forfeited	(36,182)	$3.70

Unvested as of October 31, 2008	207,546	$3.70

As of October 31, 2008, there was $0.37 million of total unrecognized compensation cost related to unvested PVOs, which is expected to be recognized over a weighted average period of 2.7 years.

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

In the three months ended October 31, 2008 and October 31, 2007, Company incurred share-based compensation expense of $0.2 million and $0.01 million, respectively, in connection with the vesting of TVRSs. In the six months ended October 31, 2008 and October 31, 2007, Company incurred share-based compensation expense of $0.5 million and $0.01 million, respectively, in connection with the vesting of TVRSs. As of October 31, 2008, there was $2.5 million of total unrecognized compensation cost related to unvested TVRSs, which is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes information about TVRS activity during the six months ended October 31, 2008:

	Number of TVRSs	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2008	22,651	$29.80
Granted	235,608	$12.72
Vested	(7,549)	$29.80
Forfeited	(26,068)	$17.12

Outstanding as of October 31, 2008	224,642	$13.36

As of October 31, 2008, outstanding TVRSs had an aggregate intrinsic value of $3.1 million with those TVRSs expected to vest having an intrinsic value of $2.9 million.

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

Compensation expense related to these awards is recognized ratably over the three year requisite service period beginning from the date of grant based on the Company’s estimate of achieving target diluted EPS. The fair value of these grants is measured by the NYSE closing price of the Company’s common stock on the date of the grant. In the three and six months ended October 31, 2008, the Company incurred share-based compensation expense of $0.08 million and $0.12 million, respectively, in connection with the vesting of PVRSs. As of October 31, 2008, there was $1.1 million of total unrecognized compensation cost related to unvested PVRSs, which is expected to be recognized over a weighted average period of 2.7 years.

The following table summarizes information about PVRS activity during the six months ended October 31, 2008:

	Number of PVRSs	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2008	—	$—
Granted	186,579	$14.50
Vested	—	$—
Forfeited	(27,698)	$14.50

Outstanding as of October 31, 2008	158,881	$14.50

As of October 31, 2008, outstanding PVRSs had an aggregate intrinsic value of $2.2 million with those PVRSs expected to vest having an intrinsic value of $2.1 million.

(v) Restricted Stock Units

The Company incurred share-based compensation expense of $0.1 million in each of the three months ended October 31, 2008 and 2007, respectively, in connection with the issuance of fully vested and non-forfeitable RSUs to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services. For each of the six months ended October 31, 2008 and 2007, respectively, the Company incurred such share-based compensation expense of $0.2 million. In the six months ended October 31, 2008, the Company granted 13,849 RSUs at a weighted average grant price of $14.20 resulting in 77,077 RSUs outstanding as of October 31, 2008 with a weighted average grant price of $21.21.

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

In the six months ended October 31, 2008, the Company acquired substantially all of the assets of six tax return preparation businesses and will operate these stores as company-owned locations beginning in the upcoming tax season. Three of these businesses were acquired from franchisees. The total purchase price of all acquisitions during the six months ended October 31, 2008 amounted to $3.1 million, of which $2.1 million was paid at closings, $0.2 million was applied to reduce certain receivables and the remainder due of $0.8 million was included as a current liability as of October 31, 2008. The total purchase price was allocated (i) $0.1 million to furniture, fixtures and equipment, (ii) $1.1 million to intangible assets including $0.6 million in reacquired franchise rights and (iii) $1.9 million to goodwill.

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

The maximum consolidated leverage ratio was amended from 3.0:1.0 to (i) 3.5:1.0 for the fiscal quarters ending July 31, 2008 through January 31, 2009; (ii) 3.15:1.0 for the fiscal quarters ending April 30, 2009 through October 31, 2009; and (iii) 3.0:1.0 for the fiscal quarters ending January 31, 2010 through July 31, 2011. Additionally, the credit facility was amended to include limitations with regard to share repurchases and acquisitions. The Company is restricted from repurchasing shares until it achieves a consolidated leverage ratio of 2.5:1.0 or lower for two consecutive fiscal quarters. Thereafter, achievement of a consolidated leverage ratio of 3.0:1.0 or below is required for continued share repurchases. The Company is also limited to annual acquisitions of $15.0 million when the consolidated leverage ratio is greater than 3.0:1.0. Furthermore, Eurodollar borrowings now bear interest at the London Inter-Bank Offer Rate (“LIBOR”), plus a credit spread ranging from 0.50% to 2.00% per annum; Base Rate borrowings now bear interest at the Prime Rate plus a credit spread up to 1.00%; and the annual fee now ranges from 0.10% to 0.40% of the unused portion of the credit facility.

The Amended and Restated $450 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Prior to the May 21, 2008 amendment: (i) Eurodollar borrowings bore interest at LIBOR, as defined in the Amended and Restated $450 Million Credit Facility, plus a credit spread as defined in the Amended and Restated $450 Million Credit Facility, ranging from 0.50% to 0.75% per annum; (ii) Base Rate borrowings, as defined in the Amended and Restated $450 Million Credit Facility, bore interest primarily at the Prime Rate, as defined in the Amended and Restated $450 Million Credit Facility; and (iii) the Amended and Restated $450 Million Credit Facility carried an annual fee ranging from 0.10% to 0.15% of the unused portion of the Amended and Restated $450 Million Credit Facility.

As of October 31, 2008, the Company had $321.0 million in borrowings outstanding under the Amended and Restated $450 Million Credit Facility.

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

As of October 31, 2008, the Company was not aware of any instances of non-compliance with such financial or restrictive covenants.

8. TERMINATION CHARGES

In the first quarter of fiscal 2009, the Company recorded total terminations charges of $3.0 million related to severance and lease termination and related expenses. In the second quarter of fiscal 2009, the Company recorded additional termination charges of $0.2 million related to severance.

Severance

As part of an initiative to achieve a lower cost structure in advance of the 2009 tax season, the Company’s overall consolidated workforce was reduced by approximately 10% during the first quarter of fiscal 2009. In connection with this action and certain employee terminations, a $1.4 million severance charge was recorded in selling, general and administrative expense in the first quarter of fiscal 2009. In the second quarter of fiscal 2009, the Company recorded additional severance charges of $0.2 million. For the six months ended October 31, 2008, the Company’s reportable segments included severance expenses of $0.7 million in Company-Owned Office Operations and $0.3 million in Franchise Operations with $0.6 million in Corporate and Other. As of October 31, 2008, $0.7 million of such expenses remained unpaid and are included in accounts payable and accrued liabilities in the accompanying Condensed Consolidated Balance Sheet.

Lease Termination and Related Expenses

As part of an overall effort to optimize company-owned store locations and improve profitability, 200 under-performing store locations were closed during the first quarter of fiscal 2009. In connection with this action, a charge of $1.6 million was recorded in cost of company-owned operations expense related to lease terminations and related expenses, including a $0.1 million write-down of leasehold improvements, associated with 52 of these store location closures. Costs to terminate these contractual operating leases before the end of their term were measured at fair value and reduced by an amount of estimated sublease rental income that the Company believes it can reasonably obtain for the properties. In the second quarter of fiscal 2009, the Company recorded in cost of company-owned operations accretion expense of $0.02 million offset by a credit of $0.09 million to adjust the fair value of this lease termination liability primarily due to favorable negotiations with landlords to buy out certain leases early. The Company expects to continue to adjust the fair value of this lease termination liability due to the passage of time as an increase in the liability and as an operating expense (accretion) over the remaining terms of the leases. As of October 31, 2008, the remaining lease termination liability consisted of $0.3 million in accounts payable and accrued liabilities and $0.2 million in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.

9. INCOME TAXES

Under the tax sharing and tax indemnification provisions of the transitional agreement with Cendant, adjustment to the amounts of taxes due in prior periods as a result of temporary differences existing at the date of the Company’s IPO are to be recorded as an adjustment to the Special Dividend paid to Cendant immediately prior to the Company’s IPO. In October 2008, the Internal Revenue Service (“IRS”) completed its audit of the Company’s federal income tax returns for the calendar years 2005 and 2006. Upon closing the audit for those periods, the Company made a payment of $0.3 million in connection with certain accelerated deductions that were disallowed by the IRS as current deductions. In addition, the Company recorded a $3.4 million adjustment increasing additional paid-in-capital to reflect the reversal of deferred tax liabilities that represented accelerated deductions taken in years prior to the Company’s IPO which, in accordance with the transitional agreement, are the responsibility of Cendant.

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

	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Three months ended October 31, 2008
Revenues	$4,633	$436	$—	$5,069

Loss before income taxes	$(10,734)	$(10,212)	$(15,876)	$(36,822)

Three months ended October 31, 2007
Revenues	$5,205	$396	$—	$5,601

Loss before income taxes	$(11,255)	$(8,569)	$(19,113)	$(38,937)

	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Six months ended October 31, 2008
Revenues	$8,508	$848	$—	$9,356

Loss before income taxes	$(22,463)	$(22,076)	$(26,345)	$(70,884)

Six months ended October 31, 2007
Revenues	$10,617	$904	$—	$11,521

Loss before income taxes	$(22,105)	$(15,477)	$(33,601)	$(71,183)

(a)	Corporate and other expenses include unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as share-based compensation and financing costs.

11. COMMITMENTS AND CONTINGENCIES

The Company is required to provide various types of surety bonds, such as tax return preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations to third parties. These bonds vary in duration although most are issued and outstanding from one to two years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $1.9 million as of October 31, 2008. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company, through TSA, provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require in certain circumstances the Company to pay penalties and interest assessed by a taxing authority. The Company has a liability of $0.1 million as of October 31, 2008 and April 30, 2008, for the fair value of the obligation undertaken in issuing the guarantee. Such liabilities were included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee® product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

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

The Company routinely enters into contracts that include indemnification provisions that serve to protect the contracting parties from losses such parties suffer as a result of acts or omissions of the Company and/or its affiliates, including in particular indemnity obligations relating to (a) tax, legal and other risks related to the sale of businesses or the provision of services; (b) indemnification of the Company’s directors and officers; (c) indemnities of various lessors in connection with facility leases for certain claims arising from such facility or lease; and (d) third-party claims, including those from franchisees, relating to various arrangements in the normal course of business. There is no stated maximum payment related to these indemnities, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against the Company and the ultimate liability related to any such claims, if any, is difficult to predict. While there had not been any indemnification claims against the Company under these arrangements prior to 2008, there can be no assurance that the Company will not be obligated to make payments in the future. Certain of our franchisees have filed purported class action lawsuits against Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A. (“SBB&T”) and HSBC Taxpayer Financial Service, Inc. (“HSBC”) relating to the terms of the contracts between the franchisees and the financial product providers and the manner in which financial products are facilitated. SBB&T and HSBC have submitted indemnification claims to the Company in regards to these lawsuits.

Legal Proceedings

On March 18, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against Santa Barbara Bank & Trust (“SBB&T”) and the Company in the Superior Court of California (Santa Barbara, following a transfer from San Francisco) seeking declaratory relief in connection with the provision of RALs, as to the lawfulness of the practice of cross-lender debt collection, as to the validity of SBB&T’s cross-lender debt collection provision and as to whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent, and seeking injunctive relief, restitution, disgorgement, compensatory damages, statutory damages, punitive damages, attorneys’ fees, and expenses. The Company is a party in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T. The Congress of California Seniors was subsequently removed, and Tyree Bowman was added, as a plaintiff. A class certification hearing has been scheduled for January 7, 2009. The case is in its discovery and pretrial stage. The Company believes it has meritorious defenses and has been contesting this matter vigorously. On December 18, 2003, Ms. Hood also filed a separate suit against the Company in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. The allegations of negligence, breach of fiduciary duty, and violation of certain Ohio law relate to the same set of facts as the California action. Plaintiff seeks equitable and declaratory relief, damages, attorneys’ fees, and expenses. The case is in its discovery and pretrial stage. The Company believes it has meritorious defenses and has been contesting this matter vigorously.

In order to avoid the costs and inconvenience of continued litigation, the Company has agreed to a tentative settlement in the Hood California matter in connection with an overall tentative settlement by the other defendant, SBB&T, and the third-party bank cross-defendants. The tentative settlement is subject to execution of a final settlement, as well as preliminary and final approval by the Court, and would provide for a payment by the Company of $2.8 million as part of an overall settlement amount. In connection with the settlement of the Hood California matter, the Hood Ohio matter will be dismissed with prejudice. There can be no assurance of reaching a final settlement, or Court preliminary and final approval. In the event a settlement is not reached or the settlement does not obtain final approval by the Court, the Company will continue to contest these matters vigorously. As of October 31, 2008, the Company has a liability of $2.8 million included in accounts payable and accrued liabilities for settlement of this matter.

On September 26, 2006, Willie Brown brought a purported class action complaint against the Company in the Ohio Court of Common Pleas, Cuyahoga County, on behalf of Ohio customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Ohio’s Credit Services Organization Act, and for alleged unfair and deceptive acts in violation of Ohio’s Consumer Sales Practices Act, and seeking damages and injunctive relief. On November 10, 2008, the Company filed a motion to dismiss, or alternatively, to stay proceedings and to compel arbitration. The Company believes it has meritorious defenses and is contesting this matter vigorously.

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

On January 17, 2008, an attorney with the New York State Division of Human Rights (the “Division”) filed with the Division a Division-initiated administrative complaint against the Company for allegedly marketing loan products to individuals in New York based on their race and military status in violation of New York State’s Human Rights Law, and seeking injunctive and other relief. On February 19, 2008, the Company filed a response to the complaint with the Division. On June 30, 2008, the Division issued a determination of probable cause on the matter and determined that it had jurisdiction. The matter will be set for an administrative hearing. The Company believes that no jurisdiction exists, that it has meritorious defenses and is contesting this matter vigorously. On October 15, 2008, the Company filed a Complaint in the United States District Court, Southern District of New York against the Commissioner of the Division for injunctive and declaratory relief. On October 20, 2008, the Company filed a motion for a preliminary injunction against the Commissioner of the Division to prevent the Division from proceeding with its administrative complaint.

The Company is from time to time subject to other legal proceedings and claims in the ordinary course of business, none of which the Company believes is likely to have a material adverse effect on its financial position, results of operations or cash flows.

12. SUBSEQUENT EVENTS

MetaBank

On November 17, 2008, the Company entered into an Amended and Restated Marketing Agreement (“Marketing Agreement”) with MetaBank d/b/a Meta Payment Systems (“MetaBank”), and a First Addendum (“Addendum”) to the Marketing Agreement with MetaBank dated the same date. The Marketing Agreement amends and supersedes a prior agreement with MetaBank. The Marketing Agreement expires on October 31, 2011. The Addendum expires on the later of July 15, 2009 or the date upon which the parties’ obligations under the Addendum have been fulfilled.

Under the Marketing Agreement, MetaBank is responsible for issuing and managing the Company’s prepaid debit card program and providing line of credit products related to the card. The Company receives payment from MetaBank based on certain levels of revenues and gross profits.

The Addendum provides that in the event MetaBank’s loan losses related to one of the line of credit products provided under the Marketing Agreement significantly exceed MetaBank’s projected losses, the Company will make payments to MetaBank to offset such losses. The Company’s payment obligations will not arise unless MetaBank’s actual loan losses are in excess of two times the level of MetaBank’s projected losses under the program. The Company’s maximum payment obligation is approximately $13 million, which will occur in the event that MetaBank’s actual loan losses are in excess of four times MetaBank’s projected losses. In the event the Company is required to make such payment to MetaBank, the Company intends for these payment obligations to be shared among the Company and its franchisees. Based on historical experience with this financial product, the Company currently considers the likelihood to be remote of a material payment having to be made to MetaBank to offset actual loan losses.

Republic Bank

On December 2, 2008, the Company entered into the First Amendment to Program Agreement (the “Republic Program Agreement Amendment”) with Republic Bank & Trust Company (“Republic”) and the First Amendment to Technology Services Agreement (the “Republic Technology Services Agreement Amendment” and, together with the Republic Program Agreement Amendment, the “Republic Amendments”) with Republic. The primary purposes of the Republic Amendments are to establish the number of Jackson Hewitt Tax Service locations during the 2009 tax season in which Republic will offer, process and administer certain financial products, including refund anticipation loans, to Jackson Hewitt Tax Service customers (the “Republic Program”), the fees to be paid by Republic to the Company for the 2009 tax season and certain compliance parameters regarding the Republic Program. The Republic Program Agreement Amendment provides Republic with the right to retain certain monies otherwise payable to the Company by Republic in the event that Republic fails to attain a minimum level of profitability or number of financial products or if Republic incurs costs in connection with the Company’s failure to maintain a minimum level of compliance with Republic’s policies and procedures.

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

Amended Bank Agreements

MetaBank

On November 17, 2008, we entered into an Amended and Restated Marketing Agreement (“Marketing Agreement”) with MetaBank d/b/a Meta Payment Systems (“MetaBank”), and a First Addendum (“Addendum”) to the Marketing Agreement with MetaBank dated the same date. The Marketing Agreement amends and supersedes a prior agreement with MetaBank. The Marketing Agreement expires on October 31, 2011. The Addendum expires on the later of July 15, 2009 or the date upon which the parties’ obligations under the Addendum have been fulfilled.

Under the Marketing Agreement, MetaBank is responsible for issuing and managing our prepaid debit card program and providing line of credit products related to the card. We receive payment from MetaBank based on certain levels of revenues and gross profits.

The Addendum provides that in the event MetaBank’s loan losses related to one of the line of credit products provided under the Marketing Agreement significantly exceed MetaBank’s projected losses, we will make payments to MetaBank to offset such losses. Our payment obligations will not arise unless MetaBank’s actual loan losses are in excess of two times the level of MetaBank’s projected losses under the program. Our maximum payment obligation is approximately $13 million, which will occur in the event that MetaBank’s actual loan losses are in excess of four times MetaBank’s projected losses. In the event we are required to make such payment to MetaBank, we intend for these payment obligations to be shared among us and our franchisees. Based on historical experience with this financial product, we currently consider the likelihood to be remote of a material payment having to be made to MetaBank to offset actual loan losses.

Republic

On December 2, 2008, we entered into the First Amendment to Program Agreement (the “Republic Program Agreement Amendment”) with Republic Bank & Trust Company (“Republic”) and the First Amendment to Technology Services Agreement (the “Republic Technology Services Agreement Amendment” and, together with the Republic Program Agreement Amendment, the “Republic Amendments”) with Republic. The primary purposes of the Republic Amendments are to establish the number of Jackson Hewitt Tax Service locations during the 2009 tax season in which Republic will offer, process and administer certain financial products, including refund anticipation loans, to Jackson Hewitt Tax Service customers (the “Republic Program”), the fees to be paid by Republic to us for the 2009 tax season and certain compliance parameters regarding the Republic Program. The Republic Program Agreement Amendment provides Republic with the right to retain certain monies otherwise payable to us by Republic in the event that Republic fails to attain a minimum level of profitability or number of financial products or if Republic incurs costs in connection with our failure to maintain a minimum level of compliance with Republic’s policies and procedures.

During the 2009 tax season, Republic and Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A. (“SBBT”), will collectively provide financial products to the entire network of Jackson Hewitt Tax Service offices. SBBT will provide a majority of the financial products in Jackson Hewitt Tax Service offices in each of the 2009 and 2010 tax seasons.

Termination Charges

In the first quarter of fiscal 2009, we recorded total termination charges of $3.0 million related to severance and lease termination and related expenses. In the second quarter of fiscal 2009, we recorded additional termination charges of $0.2 million related to severance.

Severance

As part of an initiative to achieve a lower cost structure in advance of the 2009 tax season, our overall consolidated workforce was reduced by approximately 10% during the first quarter of fiscal 2009. In connection with this action and certain employee terminations, a $1.4 million severance charge was recorded in selling, general and administrative expense in the first quarter of fiscal 2009. In the second quarter of fiscal 2009, we recorded additional severance charges of $0.2 million in Corporate and Other. For the six months ended October 31, 2008, our reportable segments included severance expenses of $0.7 million in Company-Owned Office Operations and $0.3 million in Franchise Operations with $0.6 million in Corporate and Other. As of October 31, 2008, $0.7 million of such expenses remained unpaid and are included in accounts payable and accrued liabilities in the accompanying Condensed Consolidated Balance Sheet.

Lease Termination and Related Expenses

As part of an overall effort to optimize company-owned store locations and improve profitability, 200 under-performing store locations were closed during the first quarter of fiscal 2009. In connection with this action, a charge of $1.6 million was recorded in cost of company-owned operations expense related to lease terminations and related expenses, including a $0.1 million write-down of leasehold improvements, associated with 52 of these store location closures. Costs to terminate these contractual operating leases before the end of their term were measured at fair value and reduced by an amount of estimated sublease rental income that we believe we can reasonably obtain for the properties. In the second quarter of fiscal 2009, we recorded in cost of company-owned operations accretion expense of $0.02 million offset by a credit of $0.09 million to adjust the fair value of this lease termination liability primarily due to favorable negotiations with landlords to buy out certain leases early. We expect to adjust the fair value of this lease termination liability due to the passage of time as an increase in the liability and as an operating expense (accretion) over the remaining term of the leases. As of October 31, 2008, the remaining lease termination liability was $0.3 million included in accounts payable and accrued liabilities and $0.2 million in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.

Management Change

Effective November 3, 2008, Mark Heimbouch, formerly Chief Operating Officer, resigned. There is no plan at this time to fill the Chief Operating Officer position. All such responsibilities will be absorbed by the current executive management team.

RESULTS OF OPERATIONS

Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

Consolidated Results of Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenues
Franchise operations revenues:
Royalty	$646	$674	$1,273	$1,332
Marketing and advertising	287	300	564	575
Financial product fees	2,452	2,580	5,074	5,326
Other	1,248	1,651	1,597	3,384
Service revenues from company-owned office operations	436	396	848	904

Total revenues	5,069	5,601	9,356	11,521

Expenses
Cost of franchise operations	7,341	8,676	15,953	18,062
Marketing and advertising	5,440	4,570	9,609	8,710
Cost of company-owned office operations	8,633	6,898	17,940	12,515
Selling, general and administrative	13,452	17,961	23,900	31,280
Depreciation and amortization	3,186	3,310	6,393	6,594

Total expenses	38,052	41,415	73,795	77,161

Loss from operations	(32,983)	(35,814)	(64,439)	(65,640)
Other income/(expense):
Interest and other income	380	508	780	948
Interest expense	(4,219)	(3,631)	(7,225)	(6,491)

Loss before income taxes	(36,822)	(38,937)	(70,884)	(71,183)
Benefit from income taxes	14,616	15,263	28,134	27,904

Net loss	$(22,206)	$(23,674)	$(42,750)	$(43,279)

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

Three Months Ended October 31, 2008 as Compared to Three Months Ended October 31, 2007

Total Revenues

Total revenues decreased $0.5 million, or 10%, primarily due to lower fees of $0.2 million that we earn from franchisees from the sale or transfer of our franchise territories, the elimination of commissions of $0.15 million earned in connection with preferred vendor programs and lower revenues of $0.1 million related to sales of the Gold Guarantee® product from prior tax seasons. Partially offsetting the lower overall revenues were higher territory sales which included the sale of 61 territories in the current quarter as compared to 48 in the prior period quarter.

Total Expenses

Total operating expenses decreased $3.4 million, or 8%. Highlights were as follows:

Cost of franchise operations: Cost of franchise operations decreased $1.3 million, or 15%, primarily due to the absence of a $0.4 million charge from the second quarter of fiscal 2008 related to the termination of franchise agreements in connection with the acquisition of a former franchisee’s businesses in Atlanta, Chicago and Detroit, lower personnel-related expenses of $0.3 million due primarily to a workforce reduction in the first quarter of fiscal 2009 and lower meetings and conference expenses of $0.3 million in connection with the Company’s overall efforts to improve operating efficiencies.

Marketing and Advertising: Marketing and advertising increased $0.9 million, or 19%, primarily related to higher advertising agency fees in connection with our new advertising agency engaged to assist us with improving our ability to attract new customers and retain our core customer base in the 2009 tax season.

Cost of company-owned office operations: Cost of company-owned office operations increased $1.7 million, or 25%, primarily due to higher occupancy costs of $0.9 million and increased personnel-related expenses of $0.9 million associated with maintaining a significantly increased number of storefront locations resulting primarily from acquisitions.

Selling, general and administrative: Selling, general and administrative expenses decreased $4.5 million, or 25%, primarily due to (i) the absence of a $5.6 million severance charge related to the departure of our former Chief Executive Officer in October 2007; (ii) the absence of $2.2 million in previously disclosed Internal Review expenses in connection with allegations set forth in the Department of Justice lawsuits against a former franchisee; and (iii) lower share-based compensation of $0.5 million. Partially offsetting the overall decrease in selling, general and administrative were (i) a charge of $2.8 million related to a tentative legal settlement by the Company (“California Hood Matter”), see Note 11 – Commitments and Contingencies – Legal Proceedings for additional information; and (ii) higher external legal fees (unrelated to the Internal Review) of $1.1 million in connection with increased litigation activity.

Six Months Ended October 31, 2008 as Compared to Six Months Ended October 31, 2007

Total Revenues

Total revenues decreased $2.2 million, or 19%, primarily due to (i) lower revenues of $0.8 million as a result of the lower number of territories sold (other revenues included the sale of 65 territories in the current period as compared to 93 in the prior year period); (ii) the elimination of commissions and related revenues of $0.4 million earned in connection with preferred vendor programs; (iii) lower revenues of $0.3 million related to sales of the Gold Guarantee® product from prior tax seasons; and (iv) lower fees of $0.25 million that we earn from franchisees from the sale or transfer of our franchise territories.

Total Expenses

Total operating expenses decreased $3.4 million, or 4%. Highlights were as follows:

Cost of franchise operations: Cost of franchise operations decreased $2.1 million, or 12%, primarily due to (i) lower meeting and conference expenses of $0.6 million in connection with the Company’s overall efforts to improve operating efficiencies; (ii) lower personnel-related expenses of $0.4 million due largely to a workforce reduction in the first quarter of fiscal 2009; and (iii) the absence of a $0.4 million charge from the second quarter of fiscal 2008 related to the termination of franchise agreements in connection with the acquisition of a former franchisee’s businesses in Atlanta, Chicago and Detroit.

Marketing and Advertising: Marketing and advertising increased $0.9 million, or 10%, primarily due to higher advertising agency fees in connection with our new advertising agency engaged to assist us with improving our ability to attract new customers and retain our core customer base in the 2009 tax season.

Cost of company-owned office operations: Cost of company-owned office operations increased $5.4 million, or 43%, primarily due to higher occupancy costs of $1.9 million and increased personnel-related expenses of $1.8 million associated with maintaining a significantly increased number of storefront locations resulting primarily from acquisitions in fiscal 2008 as well as a lease termination charge of $1.5 million in the first quarter of fiscal 2009 related to under-performing stores.

Selling, general and administrative: Selling, general and administrative expenses decreased $7.4 million, or 24%, primarily due to (i) the absence of a $5.6 million severance charge related to the departure of our former Chief Executive Officer in October 2007; (ii) the absence of $5.6 million in previously disclosed Internal Review expenses; (iii) the favorable effect of a $1.5 million insurance recovery related to the settlement of the California Attorney General and Pierre Brailsford matters; and (iv) lower share-based compensation of $0.4 million. Partially offsetting the overall decrease in selling, general and administrative were (i) a charge of $2.8 million related to California Hood Matter; (ii) severance of $1.6 million related to a workforce reduction in the first quarter of fiscal 2009; (iii) higher external legal fees (unrelated to the Internal Review) of $1.2 million; and (iv) higher consulting fees of $0.4 million incurred to support our strategic initiatives.

Segment Results and Corporate and Other

Franchise Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenues
Royalty	$646	$674	$1,273	$1,332
Marketing and advertising	287	300	564	575
Financial product fees	2,452	2,580	5,074	5,326
Other	1,248	1,651	1,597	3,384

Total revenues	4,633	5,205	8,508	10,617

Expenses
Cost of operations	7,341	8,676	15,953	18,062
Marketing and advertising	5,215	4,276	9,323	8,201
Selling, general and administrative	1,009	1,295	2,076	2,023
Depreciation and amortization	2,165	2,588	4,358	5,176

Total expenses	15,730	16,835	31,710	33,462

Loss from operations	(11,097)	(11,630)	(23,202)	(22,845)
Other income/(expense):
Interest and other income	363	375	739	740

Loss before income taxes	$(10,734)	$(11,255)	$(22,463)	$(22,105)

Three Months Ended October 31, 2008 as Compared to Three Months Ended October 31, 2007

Total Revenues

Total revenues decreased $0.6 million, or 11%, as discussed in the Condensed Consolidated Results of Operations.

Total Expenses

Total operating expenses decreased $1.1 million, or 7%. Highlights were as follows:

Cost of operations: Cost of operations decreased as discussed in the Condensed Consolidated Results of Operations.

Marketing and Advertising: Marketing and advertising increased $0.9 million, or 22%, primarily related to higher advertising agency fees in connection with our new advertising agency engaged to assist us with improving our ability to attract new customers and retain our core customer base in the 2009 tax season.

Selling, general and administrative: Selling, general and administrative expenses decreased $0.3 million, or 22%, primarily due to lower personnel-related costs.

Depreciation and amortization: Depreciation and amortization decreased $0.4 million, or 16%, primarily due to certain intangible assets becoming fully amortized in December 2007.

Six Months Ended October 31, 2008 as Compared to Six Months Ended October 31, 2007

Total Revenues

Total revenues decreased $2.1 million, or 20% as discussed in the Condensed Consolidated Results of Operations.

Total Expenses

Total operating expenses decreased $1.8 million, or 5%. Highlights were as follows:

Cost of operations: Cost of operations increased as discussed in the Condensed Consolidated Results of Operations.

Marketing and Advertising: Marketing and advertising increased $1.1 million, or 14%, primarily due to higher advertising agency fees in connection with our new advertising agency engaged to assist us with improving our ability to attract new customers and retain our core customer base in the 2009 tax season.

Depreciation and amortization: Depreciation and amortization decreased $0.8 million, or 16%, primarily due to certain intangible assets becoming fully amortized in December 2007.

Company-Owned Office Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenues
Service revenues from operations	$436	$396	$848	$904

Expenses
Cost of operations	8,633	6,898	17,940	12,515
Marketing and advertising	225	294	286	509
Selling, general and administrative	769	1,051	2,663	1,939
Depreciation and amortization	1,021	722	2,035	1,418

Total expenses	10,648	8,965	22,924	16,381

Loss from operations	(10,212)	(8,569)	(22,076)	(15,477)

Loss before income taxes	$(10,212)	$(8,569)	$(22,076)	$(15,477)

Three Months Ended October 31, 2008 as Compared to Three Months Ended October 31, 2007

Total Expenses

Total operating expenses increased $1.7 million, or 19%. Highlights were as follows:

Cost of operations: Cost of operations increased as discussed in the Condensed Consolidated Results of Operations.

Selling, general and administrative: Selling, general and administrative decreased $0.3 million, or 27%, primarily due to lower personnel-related expenses.

Depreciation and amortization: Depreciation and amortization increased $0.3 million, or 41%, primarily as a result of incremental depreciation and amortization related to our asset acquisitions over the past 12 months.

Six Months Ended October 31, 2008 as Compared to Six Months Ended October 31, 2007

Total Expenses

Total operating expenses increased $6.5 million, or 40%. Highlights were as follows:

Cost of operations: Cost of operations increased as discussed in the Condensed Consolidated Results of Operations.

Selling, general and administrative: Selling, general and administrative increased $0.7 million, or 37%, primarily due to severance of $0.6 million in connection with a workforce reduction and certain employee terminations.

Depreciation and amortization: Depreciation and amortization increased $0.6 million, or 44%, primarily as a result of incremental depreciation and amortization related to our asset acquisitions over the past 12 months

Corporate and Other

Corporate and other expenses include unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as share-based compensation and financing costs.

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Expenses (a)
General and administrative	$7,990	$6,499	$15,145	$13,156
Insurance settlement	—	—	(1,500)	—
Internal Review	—	2,174	—	5,588
Litigation matter	2,833	—	2,833	—
Severance	183	5,734	597	6,108
Share-based compensation	668	1,208	2,086	2,466

Total expenses	11,674	15,615	19,161	27,318

Loss from operations	(11,674)	(15,615)	(19,161)	(27,318)

Other income/(expense):
Interest and other income	17	133	41	208
Interest expense	(4,219)	(3,631)	(7,225)	(6,491)

Loss before income taxes	$(15,876)	$(19,113)	$(26,345)	$(33,601)

(a)	Included in selling, general and administrative in the Condensed Consolidated Statements of Operations.

Three Months Ended October 31, 2008 as Compared to Three Months Ended October 31, 2007

Loss from Operations

Loss from operations decreased $3.9 million, or 25%, primarily due to (i) the absence of a $5.6 million severance charge related to the departure of our former CEO in October 2007; (ii) the absence of $2.2 million in Internal Review expenses; and (iii) lower share-based compensation of $0.5 million. Partially offsetting the overall decrease were (i) a charge of $2.8 million related to the California Hood Matter; (ii) higher external legal fees (unrelated to the Internal Review) of $1.1 million; and (iii) higher consulting fees of $0.4 million incurred to support our strategic initiatives.

Six Months Ended October 31, 2008 as Compared to Six Months Ended October 31, 2007

Loss from Operations

Loss from operations decreased $8.2 million, or 30%, primarily due to the same reasons as noted in the three month comparison. The reduction in loss from operations also benefited from the favorable effect of a $1.5 million insurance recovery related to the settlement of the California Attorney General and Pierre Brailsford matters.

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

Credit Facility

Borrowings under our Amended and Restated $450 Million Credit Facility, which expires in October 2011, are to be used to finance working capital needs, general corporate purposes, potential acquisitions and repurchases of our common stock. We may also use this credit facility to issue letters of credit for general corporate purposes. As of October 31, 2008, we had $321.0 million in borrowings outstanding under our credit facility.

The Amended and Restated $450 Million Credit Facility provides for loans in the form of Eurodollar or Base Rate borrowings. Eurodollar borrowings bear interest at the London Inter-Bank Offer Rate (“LIBOR”), as defined in the Amended and Restated $450 Million Credit Facility, plus a credit spread ranging from 0.50% to 2.00% per annum. Base Rate borrowings bear interest at the Prime Rate plus a credit spread of up to 1.00%. The Amended and Restated $450 Million Credit Facility carries an annual fee ranging from 0.10% to 0.40% of the unused portion of the credit facility.

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

Credit Market Crisis

The credit markets have been experiencing unprecedented volatility and disruption causing many lenders and institutional investors to cease providing funding to even the most credit worthy borrowers or to other financial institutions. The credit crisis could limit the ability of our financial partners’ to fund, securitize or sell the financial products that are made available to our customers through our offices and negatively impact the ability of our lending syndicate to make funds available to us under our credit facility. For additional information on how the credit market crisis may adversely affect our business and financial performance, please see “Item 1A - Risk Factors.”

Sources and Uses of Cash

Operating activities

In the six months ended October 31, 2008, we used $18.4 million less cash for operations as compared to the six months ended October 31, 2007 due to the following:

•	Lower income tax payments of $6.9 million primarily due to the decrease in operating income between years;

•	The absence of $5.6 million of Internal Review expenses;

•

Lower performance bonus payments to full-time and seasonal employees as we paid $4.8 million in the six months ended October 31, 2008 (accrued in fiscal 2008) as compared to $8.3 million in the six months ended October 31, 2007 (accrued in fiscal 2007); and

•	The absence of a $3.0 million payment to our former Chief Executive Officer in the second quarter of fiscal 2008.

Investing activities

In the six months ended October 31, 2008, we used essentially the same amount of cash for investing activities as compared to the six months ended October 31, 2007. Cash used during each period was primarily related to payments made under the terms of the purchase agreements in connection with the October 2007 acquisition of tax return preparation businesses in the Atlanta, Chicago and Detroit markets from a former franchisee.

Financing activities

In the six months ended October 31, 2008, we received $22.7 million less cash from financing activities as compared to the six months ended October 31, 2007 primarily due to a reduction of net borrowings under our credit facility of $68.0 million and the absence of proceeds of $4.3 million from the exercise of stock options by our former Chief Executive Officer in October 2007 partially offset by the absence of $55.0 million used to repurchase shares of our common stock in the prior period.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

Over the next 12 months, our primary cash requirements will be the funding of our operating activities (including contractual obligations and commitments), capital expenditure requirements, acquisitions, the funding of franchisee office expansion, debt service and quarterly dividends as described more fully below.

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

•

Debt service—As of October 31 2008, we had $321.0 million outstanding under our Amended and Restated $450 Million Credit Facility, none of which was scheduled to mature in the next 12 months. We anticipate generating operating cash flow during the tax season to partially repay these outstanding borrowings.

•

Quarterly dividend—Dividends paid in the six months ended October 31, 2008 were $10.2 million. On December 3, 2008, our Board of Directors declared the fiscal 2009 third quarter cash dividend of $0.18 per share, payable on January 15, 2009, to stockholders of record on December 29, 2008. We currently intend to make quarterly cash dividend payments of $0.18 per common share over the remainder of fiscal 2009.

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

Critical Accounting Policies

In presenting our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. Events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our Condensed Consolidated Financial Statements were the most appropriate at that time. The following critical accounting policies may affect reported financial performance resulting in variations in such performance both on an interim and fiscal year basis.

Goodwill

We test goodwill for impairment annually in our fourth fiscal quarter, or more frequently if circumstances indicate impairment may have occurred. We review the carrying value of our goodwill by comparing the carrying value of our reporting units to their fair value. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact results. An adverse change to our business would impact our consolidated results and may result in an impairment of our goodwill. We did not note any impairment indicators as of October 31, 2008. The aggregate carrying value of our goodwill was $416.3 million as of October 31, 2008. See “Part I. Item 1—Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4 —Goodwill and Other Intangible Assets” for more information on goodwill.

Other Indefinite-Lived Intangible Assets

We test indefinite-lived intangible assets for impairment annually in our fourth fiscal quarter, or more frequently if circumstances indicate impairment may have occurred. Indefinite-lived intangible assets are carried at the lower of cost or fair value. If the fair value of the indefinite-lived intangible asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference. An adverse change to our business would impact our consolidated results and may result in an impairment of our indefinite-lived intangible assets. We did not note any impairment indicators as of October 31, 2008. The aggregate carrying value of our indefinite-lived intangible assets was $86.9 million as of October 31, 2008. See “Part I. Item 1—Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4—Goodwill and Other Intangible Assets” for more information on indefinite-lived intangible assets.

Long-Lived Assets

Definite-lived intangible assets and long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. We test for impairment based on a comparison of the asset’s undiscounted cash flows to its carrying value and, if impaired, written down to fair value based on either discounted cash flows or appraised values. We did not note any impairment indicators as of October 31, 2008.

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

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. FSP FAS 157-3 was effective for us upon issuance on October 10, 2008 and the adoption did not have a material impact on our Consolidated Financial Statements.

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

In April 2008, the FASB issued Staff Position FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP 142-3 is effective for us beginning May 1, 2009. We are currently assessing the potential impact on our Consolidated Financial Statements of adopting FSP 142-3.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic EPS. FSP EITF 03-6-1 is effective for us beginning May 1, 2009. We do not grant share-based payment awards that entitle our holders to receive non-forfeitable dividends before vesting therefore this EITF is not expected to have any impact on our Consolidated Financial Statements when adopted.

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

We have financial market risk exposure related primarily to changes in interest rates. As discussed above, we attempt to reduce this risk through the utilization of derivative financial instruments. A hypothetical 1% change in the interest rate on our floating-rate borrowings outstanding as of October 31, 2008, excluding our $100.0 million of hedged borrowings whereby we fixed the interest rate, at an average ranging from 4.4% to 4.5%, would result in an annual increase or decrease in income before income taxes of $2.2 million. The estimated increase or decrease is based upon the level of variable rate debt as of October 31, 2008 and assumes no changes in the volume or composition of debt.

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

(b) Changes in Internal Control over Financial Reporting.

During the second quarter of fiscal 2009, there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

See “Part 1 – Item 1 –Note 11 - Commitments and Contingencies,” to our Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A.	Risk Factors.

The information presented below includes any material changes to the description of the risk factors affecting our business as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

The credit market crisis may adversely affect our business and financial performance.

The credit markets have been experiencing unprecedented volatility and disruption causing many lenders and institutional investors to cease providing funding to even the most credit worthy borrowers or to other financial institutions. The credit crisis could limit the ability of our financial partners’ to fund, securitize or sell the financial products that are made available to our customers through our offices. The disruptions in the credit markets may also require us to take efforts to support our financial partners as we did in agreeing to make payments to MetaBank to offset loan losses significantly in excess of MetaBank’s projected losses it incurs related to one of the line of credit products it provides. If the credit crisis prevents our financial partners from providing financial products to our customers, limits the financial products offered or results in us having to incur further financial obligations to support our financial partners, our revenues or profitability could decline. The cost and availability of funds could also adversely impact our franchisees ability to grow and operate their businesses which could cause our revenues or profitability to decline. In addition, continued disruptions in the credit markets could adversely affect our ability to sell territories to new or existing franchisees, causing our revenues or profitability to decline. Continued disruptions in the credit market could also negatively impact the ability of our lending syndicate to make funds available to us under our credit facility which could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds:

There were no unregistered sales of equity securities during the six months ended October 31, 2008.

Issuer Purchases of Equity Securities:

There were no issuer purchases of equity securities during the six months ended October 31, 2008.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the six months ended October 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our 2008 Annual Meeting of Stockholders was held on September 23, 2008. At that Annual Meeting, our stockholders:

1.	Elected Ulysses L. Bridgeman, Jr. and Rodman L. Drake to serve as Class I directors of the Company, to serve until the 2011 Annual Meeting of Stockholders and until their respective successors shall have been elected and have qualified, or until their earlier resignation or removal;

2.	Approved the amendment to the Company’s Amended and Restated Certificate of Incorporation to eliminate the classification of the Board of Directors beginning with the 2009 annual meeting;

3.	Voted for the advisory (non-binding) vote on executive compensation; and

4.	Ratified the appointment of Deloitte & Touche LLP as our auditors for the fiscal year ending April 30, 2009.

On August 5, 2008, the record date of the Annual Meeting, we had 28,849,927 shares of common stock outstanding. At the Annual Meeting, holders of 27,500,640 shares of common stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

Proposal I – Election of Directors.

	Votes in Favor	Votes Against	Abstain
Ulysses L. Bridgeman, Jr.	23,690,007	3,792,537	18,093
Rodman L. Drake	23,648,492	3,833,684	18,461

The following directors also have terms in office that continue after the Annual Meeting: Margaret Milner Richardson, Louis P. Salvatore, James C. Spira and Michael C. Yerington.

Proposal II – With respect to the approval amendment to the Company’s Amended and Restated Certificate of Incorporation to eliminate the classification of the Board of Directors beginning with the 2009 annual meeting.

Votes in favor	27,378,289
Votes against	104,667
Abstentions	17,677

Proposal III – With respect to the advisory (non-binding) vote on executive compensation.

Votes in favor	14,744,442
Votes against	8,854,269
Abstentions	3,901,921

Proposal IV – Ratification of Appointment of Auditors.

Votes in favor	26,345,023
Votes against	42,577
Abstentions	1,113,040

Item 5.	Other Information.

There is no other information to be disclosed.

Item 6.	Exhibits.

Exhibits: We have filed the following exhibits in connection with this report:

3.1		Amended and Restated Certificate of Incorporation.

3.2		Amended and Restated By-Laws of Jackson Hewitt Tax Service Inc. dated September 23, 2008.

10.1	*	Amended and Restated Marketing Agreement, dated November 17, 2008, between Jackson Hewitt Inc. and Metabank d/b/a Meta Payment Systems.

10.2	*	First Addendum to Amended and Restated Marketing Agreement, dated November 17, 2008, between Jackson Hewitt Inc. and Metabank d/b/a Meta Payment Systems.

10.3	*	First Amendment to Program Agreement, dated December 2, 2008, between Jackson Hewitt Inc. and Republic Bank & Trust Company.

10.4	*	First Amendment to Technology Services Agreement, dated December 2, 2008, between Jackson Hewitt Technology Services LLC and Republic Bank & Trust Company.

10.5	**	Form of Non-Performance Based Executive Officer Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan.

10.6	**	Form of Performance Based Executive Officer Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan.

10.7	**	Form of Performance Based Executive Officer Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan.

10.8	**	Form of Performance Based Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
*	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.
**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 10, 2008.

JACKSON HEWITT TAX SERVICE INC.

By:	/s/ MICHAEL C. YERINGTON
Michael C. Yerington
President and Chief Executive Officer
(Principal Executive Officer)

/s/ DANIEL P. O’BRIEN
Daniel P. O’Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)