Form 10-Q
period 2009-01-31
JACKSON HEWITT TAX SERVICE INC
filed 2009-03-12
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2009

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

The number of shares outstanding of the registrant’s common stock was 28,791,958 (net of 10,498,460 shares held in treasury) as of February 28, 2009.

JACKSON HEWITT TAX SERVICE INC.

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of
	January 31, 2009	April 30, 2008
Assets
Current assets:
Cash and cash equivalents	$1,031	$4,594
Accounts receivable, net of allowance for doubtful accounts of $2,385 and $694, respectively	69,211	17,850
Notes receivable, net	8,247	6,033
Prepaid expenses and other	17,503	13,241
Deferred income taxes	3,544	200

Total current assets	99,536	41,918

Property and equipment, net	29,223	32,099
Goodwill	418,134	414,887
Other intangible assets, net	87,367	86,458
Notes receivable, net	6,736	6,035
Other non-current assets, net	17,584	18,668

Total assets	$658,580	$600,065

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$37,311	$34,851
Income taxes payable	17,394	48,531
Deferred revenues	7,366	8,264

Total current liabilities	62,071	91,646

Long-term debt	356,000	231,000
Deferred income taxes	25,556	27,298
Other non-current liabilities	13,547	13,604

Total liabilities	457,174	363,548

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.01; Authorized: 200,000,000 shares; Issued: 39,290,418 and 38,867,231 shares, respectively	393	389
Additional paid-in capital	387,360	383,084
Retained earnings	120,678	158,011
Accumulated other comprehensive loss	(4,350)	(2,306)
Less: Treasury stock, at cost: 10,498,460 and 10,440,491 shares, respectively	(302,675)	(302,661)

Total stockholders’ equity	201,406	236,517

Total liabilities and stockholders’ equity	$658,580	$600,065

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Revenues
Franchise operations revenues:
Royalty	$29,620	$27,132	$30,893	$28,464
Marketing and advertising	13,089	12,161	13,653	12,736
Financial product fees	21,182	24,451	26,256	29,777
Other	2,027	3,170	3,624	6,554
Service revenues from company-owned office operations	31,872	30,641	32,720	31,545

Total revenues	97,790	97,555	107,146	109,076

Expenses
Cost of franchise operations	8,980	8,135	24,933	26,197
Marketing and advertising	20,530	22,620	30,139	31,330
Cost of company-owned office operations	19,887	20,727	37,827	33,242
Selling, general and administrative	6,680	8,509	30,580	39,789
Depreciation and amortization	3,296	3,352	9,689	9,946

Total expenses	59,373	63,343	133,168	140,504

Income (loss) from operations	38,417	34,212	(26,022)	(31,428)
Other income/(expense):
Interest and other income	454	421	1,234	1,369
Interest expense	(4,197)	(4,621)	(11,422)	(11,112)

Income (loss) before income taxes	34,674	30,012	(36,210)	(41,171)
Provision for (benefit from) income taxes	13,763	11,765	(14,371)	(16,139)

Net income (loss)	$20,911	$18,247	$(21,839)	$(25,032)

Earnings (loss) per share:
Basic	$0.73	$0.61	$(0.77)	$(0.83)

Diluted	$0.73	$0.61	$(0.77)	$(0.83)

Weighted average shares outstanding:
Basic	28,489	29,690	28,478	30,041

Diluted	28,545	30,061	28,478	30,041

Cash dividends declared per share (Note 1):	$0.18	$0.18	$0.54	$0.54

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended January 31,
	2009	2008
Operating activities:
Net loss	$(21,839)	$(25,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,689	9,946
Amortization of development advances	1,457	1,190
Provision for uncollectible receivables, net	2,316	1,360
Share-based compensation	2,663	6,468
Deferred income taxes	(3,723)	1,374
Excess tax benefit on stock options exercised	—	(3,881)
Other	263	152
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(53,770)	(48,997)
Notes receivable	(1,322)	(1,729)
Prepaid expenses and other	(1,546)	(5,473)
Accounts payable, accrued and other liabilities	8,285	1,122
Income taxes payable	(29,568)	(46,548)
Deferred revenues	(3,345)	(5,174)

Net cash used in operating activities	(90,440)	(115,222)

Investing activities:
Capital expenditures	(5,535)	(5,163)
Funding provided to franchisees	(4,848)	(8,997)
Proceeds from repayment of franchisee notes	513	465
Cash paid for acquisitions	(13,440)	(17,101)

Net cash used in investing activities	(23,310)	(30,796)

Financing activities:
Common stock repurchases	—	(94,841)
Borrowings under revolving credit facility	205,000	412,000
Repayments of borrowings under revolving credit facility	(80,000)	(188,000)
Dividends paid to stockholders	(15,341)	(16,226)
Proceeds from issuance of common stock	10	12,004
Debt issuance costs	(881)	(110)
Excess tax benefit on stock options exercised	—	3,881
Change in cash overdrafts	1,399	16,127

Net cash provided by financing activities	110,187	144,835

Net decrease in cash and cash equivalents	(3,563)	(1,183)
Cash and cash equivalents, beginning of period	4,594	1,693

Cash and cash equivalents, end of period	$1,031	$510

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

Gold Guarantee is an extended warranty that a customer may purchase whereby the taxpayer may be reimbursed up to a set limit for any additional tax liability owed due to an error in the preparation of the customer’s tax return. Revenues and expenses from the Gold Guarantee product are earned ratably over the product’s life, which approximates 36 months. The amortization of Gold Guarantee product in the prior period’s Condensed Consolidated Statement of Cash Flows has been reclassified within Operating Activities to conform to the current period presentation with no effect on previously reported net income (loss) or stockholders’ equity.

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net income (loss) from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	(in thousands)		(in thousands)
	2009	2008	2009	2008
Net income (loss)	$20,911	$18,247	$(21,839)	$(25,032)
Changes in fair value of derivatives	(2,151)	(2,792)	(2,044)	(3,103)

Total comprehensive income (loss)	$18,760	$15,455	$(23,883)	$(28,135)

Computation of earnings (loss) per share

Basic earnings (loss) per share is calculated as net income (loss) divided by the weighted average number of common shares and vested shares of restricted stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by an adjusted weighted average number of common shares outstanding during the period assuming conversion of potentially dilutive securities arising from stock options outstanding and shares of unvested restricted stock. In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

For the three and nine months ended January 31, 2009, both basic and dilutive earnings (loss) per share computations exclude all performance vesting awards since the performance conditions had not been met for those periods. See “Note 6 – Share-Based Payments” for additional information on the Company’s performance vesting awards.

The following table summarizes the basic and diluted weighted average shares outstanding for the earnings per share calculation:

	Three Months Ended January 31,
(in thousands)	2009	2008
Weighted average shares outstanding - basic	28,489	29,690
Effective of dilutive securities:
Stock options	10	369
Shares of restricted stock	46	2

Weighted average shares outstanding - dilutive	28,545	30,061

The following table summarizes the anti-dilutive securities that were excluded from the computation of the effect of dilutive securities on earnings (loss) per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands)	2009	2008	2009	2008
Stock options (1)	2,495	1,122	2,644	1,371
Shares of restricted stock (1)	9	15	49	7

Total anti-dilutive securities	2,504	1,137	2,693	1,378

(1)	For periods with net income, exercise prices for stock options were greater than the average market prices for the Company’s common stock or shares of restricted stock are anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method. For periods with net loss, also includes in-the-money stock options.

Dividend

On March 12, 2009, the Company announced that its Board of Directors had voted to suspend the Company’s $0.18 per share quarterly common stock dividend.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the implementation of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 beginning May 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not impact the Company’s financial condition, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. The additional disclosure can be found in Note 4, “Fair Value Measurements” to the Condensed Consolidated Financial Statements. The aspects that have been deferred by FSP FAS 157-2 will be effective for the Company beginning May 1, 2009 and the Company is currently assessing the potential impact of its adoption on its Consolidated Financial Statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 was effective for the Company beginning February 1, 2009. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The principal impact of SFAS 161 requires the Company to expand its disclosure regarding its derivative and hedging activities.

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

3. FINANCIAL PRODUCT AGREEMENTS

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

The Addendum provides that in the event MetaBank’s loan losses related to one of the line of credit products provided under the Marketing Agreement significantly exceed MetaBank’s projected losses, the Company will make payments to MetaBank to offset such losses. The Company’s payment obligations will not arise unless MetaBank’s actual loan losses are in excess of two times the level of MetaBank’s projected losses under the program. The Company’s maximum payment obligation is approximately $13 million, which will occur in the event that MetaBank’s actual loan losses are in excess of four times MetaBank’s projected losses. In the event the Company is required to make such payment to MetaBank, the Company intends for these payment obligations to be shared among the Company and its franchisees. As of January 31, 2009, the Company considered the likelihood to be remote of a material payment having to be made to MetaBank to offset actual loan losses.

Republic Bank

On December 2, 2008, the Company entered into the First Amendment to Program Agreement (the “Republic Program Agreement Amendment”) with Republic Bank & Trust Company (“Republic”) and the First Amendment to Technology Services Agreement (the “Republic Technology Services Agreement Amendment” and, together with the Republic Program Agreement Amendment, the “Republic Amendments”) with Republic. The primary purposes of the Republic Amendments are to establish the number of Jackson Hewitt Tax Service locations during the 2009 tax season in which Republic will offer, process and administer certain financial products, including refund anticipation loans, to Jackson Hewitt Tax Service customers (the “Republic Program”), the fees to be paid by Republic to the Company for the 2009 tax season and certain compliance parameters regarding the Republic Program. The Republic Program Agreement Amendment provides Republic with the right to retain certain monies otherwise payable to the Company by Republic in the event that Republic fails to attain a minimum level of profitability or number of financial products or if Republic incurs costs in connection with the Company’s failure to maintain a minimum level of compliance with Republic’s policies and procedures. Republic must initially measure the profitability and compliance thresholds by July 31, 2009. As of the date of this filing, the Company has satisfied the minimum level of financial products contingency.

4. FAIR VALUE MEASUREMENTS

Financial assets and liabilities subject to fair value measurements on a recurring basis are classified according to a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 represents observable inputs such as quoted prices in active markets. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no changes to the Company’s valuation techniques used to measure asset and liabilities fair values on a recurring basis during the nine months ended January 31, 2009.

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

The accompanying condensed consolidated balance sheet includes financial instruments that are recorded at fair value as noted below:

		Fair Value at Reporting Date Using
	Fair Value As of January 31, 2009	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Investments held in trust, current	$265	$123	$142	$—

Investments held in trust, non-current	180	126	54	—

Total	$445	$249	$196	$—

Liabilities
Derivative contracts	$7,249	$—	$7,249	$—

Total	$7,249	$—	$7,249	$—

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2008	$336,767	$78,120	$414,887
Additions (Note 7 )	—	3,696	3,696
Purchase accounting adjustments	—	(449)	(449)

Balance as of January 31, 2009	$336,767	$81,367	$418,134

Other intangible assets consisted of:

	As of January 31, 2009			As of April 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(15,578)	$474	$16,052	$(15,500)	$552
Customer relationships(b)	12,161	(8,868)	3,293	10,784	(7,903)	2,881

Total amortizable other intangible assets	$28,213	$(24,446)	3,767	$26,836	$(23,403)	3,433

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000
Reacquired franchise rights (Note 7)			2,600			2,025

Total unamortizable other intangible assets			83,600			83,025

Total other intangible assets, net			$87,367			$86,458

(a)	Amortized using the straight-line method over a period of ten years.
(b)	Consists of customer lists and non-compete agreements. Customer lists are amortized using the double declining method over a period of five years and non-compete agreements are amortized using the straight-line method over a period of two to six years.

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2008	$83,577	$2,881	$86,458
Additions (Note 7)	575	1,377	1,952
Amortization	(78)	(965)	(1,043)

Balance as of January 31, 2009	$84,074	$3,293	$87,367

Amortization expense relating to other intangible assets was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Franchise agreements	$25	$275	$78	$1,079
Customer relationships	372	312	965	775

Total	$397	$587	$1,043	$1,854

Estimated amortization expense related to other intangible assets for each of the fiscal years ended April 30 is as follows:

Amount
(In thousands)
Remaining three months of fiscal 2009	$394
2010	1,282
2011	964
2012	620
2013	374
2014 and thereafter	133

Total	$3,767

6. SHARE-BASED PAYMENTS

The Company’s share-based payments through January 31, 2009 under the Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan (“the Amended and Restated Plan”) included the following:

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

The Company incurred share-based compensation expense of $0.4 million and $0.95 million in the third quarter of fiscal 2009 and fiscal 2008, respectively, in connection with the vesting of TVOs. The Company incurred share-based compensation expense of $1.7 million and $6.15 million in the nine months ended January 31, 2009 and January 31, 2008, respectively, in connection with the vesting of TVOs. The share-based compensation in the nine months ended January 31, 2008 included expense of $2.9 million related to the accelerated vesting of 415,894 TVO’s attributed to the departure of the Company’s former Chief Executive Officer in October 2007.

The weighted average grant date fair value for TVOs granted in the nine months ended January 31, 2009 and 2008 was $3.02 and $8.86, respectively. The fair value of each TVO award was estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses the method permitted under SEC Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”), which amends SAB No. 107, “Share-Based Payment,” to determine the expected holding period and will continue to do so until the Company is able to accumulate a sufficient number of years of employee exercise behavior to make a more refined estimate of expected term. Expected volatility was based on the Company’s historical publicly-traded stock price. The risk-free interest rate assumption was determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected holding period of the award being valued.

The following table sets forth the weighted average assumptions used to determine compensation cost for TVOs granted during the nine months ended January 31, 2009 and 2008, respectively:

	Nine Months Ended January 31,
	2009	2008
Expected holding period (in years)	6.0	6.5
Expected volatility	39.7%	30.7%
Dividend yield	5.6%	2.4%
Risk-free interest rate	3.3%	4.7%

The following table summarizes information about TVO activity for the nine months ended January 31, 2009:

	Number of TVOs	Weighted Average Exercise Price
Balance as of April 30, 2008	2,669,161	$23.78
Granted	347,463	$12.79
Exercised	(1,000)	$9.22
Forfeited	(232,991)	$26.54
Expired	(554,014)	$24.97

Balance as of January 31, 2009	2,228,619	$21.49

Exercisable as of January 31, 2009	1,221,046	$21.69

Outstanding in-the-money TVOs as of January 31, 2009 had an aggregate intrinsic value of $0.1 million. Outstanding TVOs as of January 31, 2009 had an average remaining contractual life of 7.2 years. Exercisable in-the-money TVOs as of January 31, 2009 had an aggregate intrinsic value of approximately $0.01 million. Exercisable TVOs as of January 31, 2009 had an average remaining contractual life of 5.9 years.

The following table summarizes information about unvested TVO activity for the nine months ended January 31, 2009:

	Number of TVOs	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2008	1,316,476	$7.34
Granted	347,463	$3.02
Vested	(423,375)	$7.89
Forfeited	(232,991)	$5.27

Unvested as of January 31, 2009	1,007,573	$6.10

As of January 31, 2009, there was $5.8 million of total unrecognized compensation cost related to unvested TVOs, which is expected to be recognized over a weighted average period of 2.4 years. The total fair value of stock options vested in the nine months ended January 31, 2009 and January 31, 2008 was $3.3 million and $4.6 million, respectively.

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

In the third quarter of fiscal 2009, the Company determined that estimated diluted EPS for fiscal 2009 would fall below the low end of the range required for vesting and the Company therefore believes that all PVOs will be forfeited by the first anniversary of the date of grant. As a result, in the three months ended January 31, 2009, the Company recorded a credit to share-based compensation expense of $0.04 million representing a reversal of the share-based compensation recorded in the six months ended October 31, 2008. Compensation expense related to these awards had been recognized ratably over the three year requisite service period beginning from the date of grant based on the Company’s estimate of achieving target diluted EPS.

The weighted average grant date fair value for PVOs granted in the nine months ended January 31, 2009 was $3.70. The fair value of each PVO award was estimated on the date of grant using the Black-Scholes option-pricing model. The expected holding period, expected volatility and risk-free interest rate assumptions were determined using the same methodology as the TVOs discussed earlier.

The following table sets forth the weighted average assumptions used to determine compensation cost for PVOs granted during the nine months ended January 31, 2009:

Expected holding period (in years)	6.0
Expected volatility	39.5%
Dividend yield	5.0%
Risk-free interest rate	3.5%

The following table summarizes information about PVO activity during the nine months ended January 31, 2009:

	Number of PVOs	Weighted Average Exercise Price
Outstanding as of April 30, 2008	—	$—
Granted	243,728	$14.50
Exercised	—	$—
Forfeited	(36,182)	$14.50
Expired	—	$—

Outstanding as of January 31, 2009	207,546	$14.50

There were no outstanding in-the-money PVOs as of January 31, 2009. Outstanding PVOs as of January 31, 2009 had an average remaining contractual life of 9.5 years.

The following table summarizes information about unvested PVO activity for the nine months ended January 31, 2009:

	Number of PVOs	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2008	—	$—
Granted	243,728	$3.70
Vested	—	$—
Forfeited	(36,182)	$3.70

Unvested as of January 31, 2009	207,546	$3.70

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

In the three months ended January 31, 2009 and 2008, Company incurred share-based compensation expense of $0.24 million and $0.05 million, respectively, in connection with the vesting of TVRSs. In the nine months ended January 31, 2009 and 2008, the Company incurred share-based compensation expense of $0.7 million and $0.05 million, respectively, in connection with the vesting of TVRSs. As of January 31, 2009, there was $2.2 million of total unrecognized compensation cost related to unvested TVRSs, which is expected to be recognized over a weighted average period of 1.3 years.

The following table summarizes information about TVRS activity during the nine months ended January 31, 2009:

	Number of TVRSs	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2008	22,651	$29.80
Granted	235,608	$12.72
Vested	(7,549)	$29.80
Forfeited	(29,051)	$16.67

Outstanding as of January 31, 2009	221,659	$13.37

As of January 31, 2009, outstanding TVRSs had an aggregate intrinsic value of $2.9 million with those TVRSs expected to vest having an intrinsic value of $2.8 million.

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

In the third quarter of fiscal 2009, the Company determined that estimated diluted EPS for fiscal 2009 would fall below the low end of the range required for vesting and the Company believes that all PVRSs will be forfeited by the first anniversary of the date of grant. As a result, in the three months ended January 31, 2009, the Company recorded a credit to share-based compensation expense of $0.12 million representing a reversal of the share-based compensation recorded in the six months ended October 31, 2008. Compensation expense related to these awards had been recognized ratably over the three year requisite service period beginning from the date of grant based on the Company’s estimate of achieving target diluted EPS. The fair value of these grants was measured by the NYSE closing price of the Company’s common stock on the date of the grant.

The following table summarizes information about PVRS activity during the nine months ended January 31, 2009:

	Number of PVRSs	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2008	—	$—
Granted	186,579	$14.50
Vested	—	$—
Forfeited	(27,698)	$14.50

Outstanding as of January 31, 2009	158,881	$14.50

As of January 31, 2009, outstanding PVRSs had an aggregate intrinsic value of $2.1 million, however, the Company believes that all such awards will be forfeited by the first anniversary of the date of grant.

(v) Restricted Stock Units

The Company incurred share-based compensation expense of $0.1 million in the three months ended January 31, 2009 and 2008, respectively, in connection with the issuance of fully vested and non-forfeitable RSUs to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services. For the nine months ended January 31, 2009 and 2008, respectively, the Company incurred share-based compensation expense of $0.26 million. In the nine months ended January 31, 2009, the Company granted 21,328 RSUs at a weighted average grant price of $13.92 resulting in 84,556 RSUs outstanding as of January 31, 2009 with a weighted average grant price of $20.52.

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

In the nine months ended January 31, 2009, the Company acquired substantially all of the assets of nine tax return preparation businesses and began operating these stores as company-owned locations in the current tax season. Three of these businesses were acquired from franchisees. The Company evaluated the preexisting business relationships with these franchisees and determined that there was no settlement loss from unfavorable franchise rights. The total purchase price of all acquisitions during the nine months ended January 31, 2009 amounted to $5.9 million, of which $3.9 million was paid at closings, $0.2 million was applied to reduce certain receivables and the remainder due of $1.8 million was included as a current liability as of January 31, 2009. The total purchase price was allocated (i) $0.2 million to furniture, fixtures and equipment, (ii) $2.0 million to intangible assets including $0.6 million in reacquired franchise rights and (iii) $3.7 million to goodwill.

All goodwill associated with acquisitions in fiscal 2009 was allocated to the company-owned office operations segment and is deductible for tax purposes.

8. CREDIT FACILITY

On May 21, 2008, the Company amended its five-year unsecured credit facility (the “Amended and Restated $450 Million Credit Facility”) to provide for additional flexibility in connection with the allowable maximum consolidated leverage ratio under the credit facility covenants. This credit facility expires on October 6, 2011. Borrowings under the Amended and Restated $450 Million Credit Facility are to be used to finance working capital needs, general corporate purposes, potential acquisitions and repurchases of the Company’s common stock.

The maximum consolidated leverage ratio was amended from 3.0:1.0 to (i) 3.5:1.0 for the fiscal quarters ending July 31, 2008 through January 31, 2009; (ii) 3.15:1.0 for the fiscal quarters ending April 30, 2009 through October 31, 2009; and (iii) 3.0:1.0 for the fiscal quarters ending January 31, 2010 through July 31, 2011. Additionally, the credit facility was amended to include limitations with regard to share repurchases and acquisitions. The Company is restricted from repurchasing shares until it achieves a consolidated leverage ratio of 2.5:1.0 or lower for two consecutive fiscal quarters. Thereafter, achievement of a consolidated leverage ratio of 3.0:1.0 or below is required for continued share repurchases. The Company is also limited to annual acquisitions of $15.0 million when the consolidated leverage ratio is greater than 3.0:1.0. As of January 31, 2009, the Company’s consolidated leverage ratio was 3.1:1.0. Furthermore, Eurodollar borrowings now bear interest at the London Inter-Bank Offer Rate (“LIBOR”), plus a credit spread ranging from 0.50% to 2.00% per annum; Base Rate borrowings now bear interest at the Prime Rate plus a credit spread up to 1.00%; and the annual fee now ranges from 0.10% to 0.40% of the unused portion of the credit facility.

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

As of January 31, 2009, the Company had $356.0 million in borrowings outstanding under the Amended and Restated $450 Million Credit Facility.

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

The Company has initiated discussions with the lead agent under its Amended and Restated $450 Million Credit Facility, and informed all of the other banks in its lending syndicate, that it intends to seek relief in connection with its current consolidated leverage ratio financial covenant in advance of the fiscal 2009 fourth quarter measurement date. The Company has met its consolidated leverage ratio financial covenant for the period ending January 31, 2009, reporting a consolidated leverage ratio of 3.1:1.0 versus the current maximum consolidated leverage ratio of 3.5:1.0. As discussed above, under its Amended and Restated $450 Million Credit Facility, the current consolidated leverage ratio financial covenant steps down from 3.5:1.0 to 3.15:1.0 for the period ending April 30, 2009.

As of January 31, 2009, the Company was not aware of any instances of non-compliance with such financial or restrictive covenants.

9. TERMINATION CHARGES

In the first quarter of fiscal 2009, the Company recorded termination charges of $3.0 million as discussed below. The Company recorded additional termination charges of $0.2 million in each of the second and third fiscal quarters as well.

Employee Termination and Related Expenses

As part of an initiative to achieve a lower cost structure for the 2009 tax season, the Company’s overall consolidated workforce was reduced by approximately 10% during the first quarter of fiscal 2009. In connection with this action and certain employee terminations, a $1.4 million charge was recorded in selling, general and administrative expense in the first quarter of fiscal 2009. In the third quarter of fiscal 2009, the Company recorded additional charges of $0.06 million. For the nine months ended January 31, 2009, the Company’s reportable segments included employee termination and related expenses of $0.5 million in Company-Owned Office Operations and $0.3 million in Franchise Operations with $0.8 million in Corporate and Other. As of January 31, 2009, $0.65 million of such expenses remained unpaid and are included in accounts payable and accrued liabilities in the accompanying Condensed Consolidated Balance Sheet.

Lease Termination and Related Expenses

As part of an overall effort to optimize company-owned store locations and improve profitability, 200 under-performing store locations were closed during the first quarter of fiscal 2009. In connection with this action, a charge of $1.6 million was recorded in cost of company-owned office operations expense related to lease termination and related expenses, including a $0.1 million write-down of leasehold improvements, associated with 52 of these store location closures. Costs to terminate these contractual operating leases before the end of their term were measured at fair value and reduced by an amount of estimated sublease rental income that the Company believes it can reasonably obtain for the properties. In the third quarter of fiscal 2009, the Company recorded in cost of company-owned operations accretion expense of $0.01 million offset by a credit of $0.13 million to adjust the fair value of this lease termination liability primarily due to favorable negotiations with landlords to buy out certain leases early. The Company expects to continue to adjust the fair value of this lease termination liability due to the passage of time as an increase in the liability and as an operating expense (accretion) over the remaining terms of the leases. As of January 31, 2009, the remaining lease termination liability consisted of $0.28 million in accounts payable and accrued liabilities and $0.06 million in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.

10. INCOME TAXES

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

	Franchise Operations	Company-Owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Three months ended January 31, 2009
Revenues	$65,918	$31,872	$—	$97,790

Income (loss) before income taxes	$36,584	$7,359	$(9,269)	$34,674

Three months ended January 31, 2008
Revenues	$66,914	$30,641	$—	$97,555

Income (loss) before income taxes	$35,405	$5,716	$(11,109)	$30,012

	Franchise Operations	Company-Owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Nine months ended January 31, 2009
Revenues	$74,426	$32,720	$—	$107,146

Income (loss) before income taxes	$14,121	$(14,717)	$(35,614)	$(36,210)

Nine months ended January 31, 2008
Revenues	$77,531	$31,545	$—	$109,076

Income (loss) before income taxes	$13,300	$(9,761)	$(44,710)	$(41,171)

(a)	Corporate and other expenses include unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as share-based compensation and financing costs.

12. COMMITMENTS AND CONTINGENCIES

The Company is required to provide various types of surety bonds, such as tax return preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations to third parties. These bonds vary in duration although most are issued and outstanding from one to two years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $2.6 million as of January 31, 2009. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company, through TSA, provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require in certain circumstances the Company to pay penalties and interest assessed by a taxing authority. The Company has a liability of $0.1 million as of January 31, 2009 and April 30, 2008, for the fair value of the obligation undertaken in issuing the guarantee. Such liabilities were included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee® product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

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

The Company routinely enters into contracts that include indemnification provisions that serve to protect the contracting parties from losses such parties suffer as a result of acts or omissions of the Company and/or its affiliates, including in particular indemnity obligations relating to (a) tax, legal and other risks related to the sale of businesses or the provision of services; (b) indemnification of the Company’s directors and officers; (c) indemnities of various lessors in connection with facility leases for certain claims arising from such facility or lease; and (d) third-party claims, including those from franchisees, relating to various arrangements in the normal course of business. There is no stated maximum payment related to these indemnities, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against the Company and the ultimate liability related to any such claims, if any, is difficult to predict. While there had not been any indemnification claims against the Company under these arrangements prior to 2008, there can be no assurance that the Company will not be obligated to make payments in the future. Certain of our franchisees have filed purported class action lawsuits against Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A. (“SBB&T”) and HSBC Taxpayer Financial Service, Inc. (“HSBC”) relating to the terms of the contracts between the franchisees and the financial product providers and the manner in which financial products are facilitated. SBB&T and HSBC have submitted indemnification claims to the Company in regards to these lawsuits. One such lawsuit remains pending.

Legal Proceedings

On March 18, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against Santa Barbara Bank & Trust (“SBB&T”) and the Company in the Superior Court of California (Santa Barbara, following a transfer from San Francisco) seeking declaratory relief in connection with the provision of RALs, as to the lawfulness of the practice of cross-lender debt collection, as to the validity of SBB&T’s cross-lender debt collection provision and as to whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent, and seeking injunctive relief, restitution, disgorgement, compensatory damages, statutory damages, punitive damages, attorneys’ fees, and expenses. The Company is a party in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T. The Congress of California Seniors was subsequently removed, and Tyree Bowman was added, as a plaintiff. On December 18, 2003, Ms. Hood also filed a separate suit against the Company in the Ohio Court of Common Pleas (Montgomery County) and is seeking to certify a class in the action. The allegations of negligence, breach of fiduciary duty, and violation of certain Ohio law relate to the same set of facts as the California action. Plaintiff seeks equitable and declaratory relief, damages, attorneys’ fees, and expenses. The Company believes it has meritorious defenses and has been contesting these matters vigorously.

In order to avoid the costs and inconvenience of continued litigation, the Company has agreed to a settlement in the Hood California matter in connection with an overall settlement by the other defendant, SBB&T, and the third-party bank cross-defendants. On January 7, 2009, the Court preliminarily approved the settlement. The settlement is subject to final approval by the Court, and would provide for a payment by the Company of $2.8 million as part of an overall settlement amount. In connection with the settlement of the Hood California matter, the Hood Ohio matter will be dismissed with prejudice. There can be no assurance of final approval by the Court. In the event final Court approval is not received, the Company will continue to contest these matters vigorously, as the Company believes it has meritorious defenses. As of January 31, 2009, the Company has a liability of $2.8 million included in accounts payable and accrued liabilities for settlement of this matter.

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

On April 20, 2007, Brent Wooley brought a purported class action complaint against the Company and certain unknown franchisees in the United States District Court, Northern District of Illinois. The complaint, which was subsequently amended, was brought on behalf of customers who obtained tax return preparation services that allegedly included false deductions without support by the customer that resulted in penalties being assessed by the IRS against the taxpayer for violations of the Illinois Consumer Fraud and Deceptive Practices Act, and the Racketeering and Corrupt Organizations Act, and alleging unjust enrichment and breach of contract, seeking compensatory and punitive damages, restitution, and attorneys’ fees. The alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act relate to representations regarding tax return preparation, Basic Guarantee and Gold Guarantee coverage and denial of Gold Guarantee claims. On August 1, 2007, the Company filed a motion to dismiss which, on September 5, 2007, was denied without prejudice to permit the plaintiff to further amend the complaint. On October 5, 2007, plaintiff filed a second amended complaint to add additional parties. On November 20, 2007, the Company filed a motion to dismiss the second amended complaint. On March 25, 2008, the Court dismissed all claims. On April 11, 2008, plaintiff filed a motion for leave to file a third amended complaint. The Company opposed that motion. On June 19, 2008, the Court denied plaintiff’s motion, and permitted the plaintiff to file a fourth amended complaint consistent with the Court’s March 25, 2008 decision. On July 28, 2008, the Company filed a motion to dismiss the fourth amended complaint. On December 24, 2008, the Company answered Plaintiff’s complaint with respect to the remaining breach of contract claim. The case is in its discovery and pretrial stage. The Company believes it has meritorious defenses and is contesting this matter vigorously.

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

On February 16, 2009, Alicia Gomez brought a purported class action complaint against the Company in the Circuit Court of Maryland, Montgomery County, on behalf of Maryland customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Maryland’s Credit Services Businesses Act, and for an alleged violation of Maryland’s Consumer Protection Act, and seeking damages and injunctive relief. The Company believes it has meritorious defenses and is contesting this matter vigorously.

The Company is from time to time subject to other legal proceedings and claims in the ordinary course of business, none of which the Company believes is likely to have a material adverse effect on its financial position, results of operations or cash flows.

13. SUBSEQUENT EVENT

On March 4, 2009, the Company announced that Wal-Mart had selected the Company to be the exclusive provider of tax preparation services in Wal-Mart stores beginning in the 2010 tax season. On March 11, 2009, JHI and TSA entered into the Kiosk License Agreement (the “Wal-Mart Agreement”) with Wal-Mart Stores East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC and Wal-Mart Stores Texas, LLC, pursuant to which the Company was granted the exclusive right to provide tax preparation services within Wal-Mart stores during the 2010 and 2011 tax seasons. The Wal-Mart Agreement expires on May 30, 2011 and it may be renewed for three additional one-year terms upon the mutual agreement of the parties. The Wal-Mart Agreement contains certain early termination rights and indemnity obligations.

Compensation to Wal-Mart consists of fixed license fees for each Wal-Mart store in which a Jackson Hewitt Tax Service office operates, additional fees based on the number of tax returns prepared by each office in the applicable tax seasons and additional fees based on the preparation and filing of tax returns through the Company’s on-line tax preparation software for customers who accessed such on-line tax preparation software via walmart.com (collectively, the “Fees”). Franchised offices operating Jackson Hewitt Tax Service offices in Wal-Mart stores pursuant to the Wal-Mart Agreement are obligated under their Franchise Agreements with the Company to reimburse the Company for all Fees paid on their behalf by the Company to Wal-Mart.

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

Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the following potential risks and uncertainties: our ability to timely or effectively respond to customer trends and attract new customers, develop and make new products available through our offices, improve our distribution system or reduce our cost structure; our ability to successfully attract and retain key personnel; government initiatives that simplify tax return preparation or reduce the need for a third party tax return preparer, improve the timing and efficiency of processing tax returns or decrease the number of tax returns filed; delays in the passage of tax laws and their implementation; the trend of tax payers filing their tax returns later in the tax season; the success of our franchised offices; our responsibility to third parties, regulators or courts for the acts of, or failures to act by, our franchisees or their employees; government legislation and regulation of the tax return preparation industry and related financial products, including refund anticipation loans, and the failure by us, or the financial institutions which provide financial products to our customers, to comply with such legal and regulatory requirements; the effectiveness of our tax return preparation compliance program; increased regulation of tax return preparers; our exposure to litigation; the failure of our insurance to cover all the risks associated with our business; our ability to protect our customers’ personal and financial information; the effectiveness of our marketing and advertising programs and franchisee support of these programs; disruptions in our relationships with our franchisees; changes in our relationships with financial product providers that could reduce the revenues we derive from our agreements with these financial institutions as well as affect our customers’ ability to obtain financial products through our tax return preparation offices; changes in our relationships with retailers and shopping malls that could affect our growth and profitability; the seasonality of our business and its effect on our stock price; competition from tax return preparation service providers, volunteer organizations and the government; our reliance on technology systems and electronic communications to perform the core functions of our business; our ability to protect our intellectual property rights or defend against any third party allegations of infringement by us; our reliance on cash flow from subsidiaries; our compliance with credit facility covenants; our exposure to increases in prevailing market interest rates; our quarterly results not being indicative of our performance as a result of tax season being relatively short and straddling two quarters; our ability to pay dividends in the future; certain provisions that may hinder, delay or prevent third party takeovers; changes in accounting policies or practices and our ability to maintain an effective system of internal controls; impairment charges related to goodwill and other intangible assets; and the effect of market conditions, general conditions in the tax return preparation industry or general economic conditions.

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

Jackson Hewitt Tax Service Inc. is the second largest paid individual tax return preparer in the United States based upon the number of individual tax returns prepared and filed with the Internal Revenue Service (“IRS”). As of January 31, 2009 our network consisted of approximately 6,600 franchised and company-owned offices and prepared 1.16 million returns year-to-date. Our revenues consist of fees paid by our franchisees, service revenues earned at company-owned offices and financial product fees.

During the 2009 tax season, the paid return preparer industry has been adversely affected by significant growth in the on-line tax return preparation market. We believe this is due to customers continuing to seek lower priced channels in the market for their tax preparation needs. In order to attract and retain these customers, we plan to offer our own on-line tax preparation product for the 2010 tax season and we will continue to investigate other less expensive options for our customers.

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

The Addendum provides that in the event MetaBank’s loan losses related to one of the line of credit products provided under the Marketing Agreement significantly exceed MetaBank’s projected losses, we will make payments to MetaBank to offset such losses. Our payment obligations will not arise unless MetaBank’s actual loan losses are in excess of two times the level of MetaBank’s projected losses under the program. Our maximum payment obligation is approximately $13 million, which will occur in the event that MetaBank’s actual loan losses are in excess of four times MetaBank’s projected losses. In the event we are required to make such payment to MetaBank, we intend for these payment obligations to be shared among us and our franchisees. As of January 31, 2009, we considered the likelihood to be remote of a material payment having to be made to MetaBank to offset actual loan losses.

Republic

On December 2, 2008, we entered into the First Amendment to Program Agreement (the “Republic Program Agreement Amendment”) with Republic Bank & Trust Company (“Republic”) and the First Amendment to Technology Services Agreement (the “Republic Technology Services Agreement Amendment” and, together with the Republic Program Agreement Amendment, the “Republic Amendments”) with Republic. The primary purposes of the Republic Amendments are to establish the number of Jackson Hewitt Tax Service locations during the 2009 tax season in which Republic will offer, process and administer certain financial products, including refund anticipation loans, to Jackson Hewitt Tax Service customers (the “Republic Program”), the fees to be paid by Republic to us for the 2009 tax season and certain compliance parameters regarding the Republic Program. The Republic Program Agreement Amendment provides Republic with the right to retain certain monies otherwise payable to us by Republic in the event that Republic fails to attain a minimum level of profitability or number of financial products or if Republic incurs costs in connection with our failure to maintain a minimum level of compliance with Republic’s policies and procedures. Republic must initially measure the profitability and compliance thresholds by July 31, 2009. As of the date of this filing, the company has satisfied the minimum level of financial products contingency.

During the 2009 tax season, Republic and Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A. (“SBBT”), will collectively provide financial products to the entire network of Jackson Hewitt Tax Service offices. SBBT will provide a majority of the financial products in Jackson Hewitt Tax Service offices in each of the 2009 and 2010 tax seasons.

The agreements with SBB&T also provides them with termination rights in the event of certain circumstances. In lieu of these termination rights, the fees paid to us may be adjusted during the tax season. Any such change could reduce the revenues we derive from our agreements with this financial product provider.

Walmart

On March 4, 2009, we announced that Wal-Mart had selected us to be the exclusive provider of tax preparation services in Wal-Mart stores beginning in the 2010 tax season. On March 11, 2009, JHI and TSA entered into the Kiosk License Agreement (the “Wal-Mart Agreement”) with Wal-Mart Stores East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC and Wal-Mart Stores Texas, LLC, pursuant to which we were granted the exclusive right to provide tax preparation services within Wal-Mart stores during the 2010 and 2011 tax seasons. The Wal-Mart Agreement expires on May 30, 2011 and it may be renewed for three additional one-year terms upon the mutual agreement of the parties. The Wal-Mart Agreement contains certain early termination rights and indemnity obligations.

Compensation to Wal-Mart consists of fixed license fees for each Wal-Mart store in which a Jackson Hewitt Tax Service office operates, additional fees based on the number of tax returns prepared by each office in the applicable tax seasons and additional fees based on the preparation and filing of tax returns through our on-line tax preparation software for customers who accessed such on-line tax preparation software via walmart.com (collectively, the “Fees”). Franchised offices operating Jackson Hewitt Tax Service offices in Wal-Mart stores pursuant to the Wal-Mart Agreement are obligated under their Franchise Agreements with us to reimburse us for all Fees paid on their behalf by us to Wal-Mart.

Termination Charges

In the first quarter of fiscal 2009, we recorded termination charges of $3.0 million as discussed below. We recorded additional termination charges of $0.2 million in each of the second and third fiscal quarters as well.

Employee Termination and Related Expenses

As part of an initiative to achieve a lower cost structure in advance of the 2009 tax season, our overall consolidated workforce was reduced by approximately 10% during the first quarter of fiscal 2009. In connection with this action and certain employee terminations, a $1.4 million charge was recorded in selling, general and administrative expense in the first quarter of fiscal 2009. In the third quarter of fiscal 2009, we recorded additional charges of $0.06 million. For the nine months ended January 31, 2009, our reportable segments included employee termination and related expenses of $0.5 million in Company-Owned Office Operations and $0.3 million in Franchise Operations with $0.8 million in Corporate and Other.

Lease Termination and Related Expenses

As part of an overall effort to optimize company-owned store locations and improve profitability, 200 under-performing store locations were closed during the first quarter of fiscal 2009. In connection with this action, a charge of $1.6 million was recorded in cost of company-owned operations expense related to lease termination and related expenses, including a $0.1 million write-down of leasehold improvements, associated with 52 of these store location closures. Costs to terminate these contractual operating leases before the end of their term were measured at fair value and reduced by an amount of estimated sublease rental income that we believe we can reasonably obtain for the properties. In the third quarter of fiscal 2009, we recorded in cost of company-owned operations accretion expense of $0.01 million offset by a credit of $0.13 million to adjust the fair value of this lease termination liability primarily due to favorable negotiations with landlords to buy out certain leases early. We expect to continue to adjust the fair value of this lease termination liability due to the passage of time as an increase in the liability and as an operating expense (accretion) over the remaining terms of the leases. As of January 31, 2009, the remaining lease termination liability consisted of $0.28 million in accounts payable and accrued liabilities and $0.06 million in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.

Restructuring Considerations

Subsequent to the end of the third quarter of fiscal 2009, we continued to experience a much slower than anticipated start to the tax season, including within our company-owned office locations, with decreases in our year over year tax return counts and revenues as well as unfavorable movements in our stock price. Despite our disappointing third quarter results and the challenging economic environment, we believe that opportunities exist in our operational execution to increase customer traffic in our stores, realize growth with our new Walmart and online initiatives and improve our overall profitability.

In the fourth quarter of fiscal 2009, we will evaluate whether additional steps are required to restructure our business operations in an effort to further improve financial results, which may include closing unprofitable company-owned office locations, executing on cost reduction initiatives and implementing workforce reductions. These evaluations could lead to restructuring charges within fiscal year 2009.

Management Changes

Effective November 3, 2008, Mark Heimbouch, formerly Chief Operating Officer, resigned. On March 12, 2009, Douglas K. Foster, our Chief Marketing Officer’s employment was terminated.

RESULTS OF OPERATIONS

Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

Consolidated Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Revenues
Franchise operations revenues:
Royalty	$29,620	$27,132	$30,893	$28,464
Marketing and advertising	13,089	12,161	13,653	12,736
Financial product fees	21,182	24,451	26,256	29,777
Other	2,027	3,170	3,624	6,554
Service revenues from company-owned office operations	31,872	30,641	32,720	31,545

Total revenues	97,790	97,555	107,146	109,076

Expenses
Cost of franchise operations	8,980	8,135	24,933	26,197
Marketing and advertising	20,530	22,620	30,139	31,330
Cost of company-owned office operations	19,887	20,727	37,827	33,242
Selling, general and administrative	6,680	8,509	30,580	39,789
Depreciation and amortization	3,296	3,352	9,689	9,946

Total expenses	59,373	63,343	133,168	140,504

Income (loss) from operations	38,417	34,212	(26,022)	(31,428)
Other income/(expense):
Interest and other income	454	421	1,234	1,369
Interest expense	(4,197)	(4,621)	(11,422)	(11,112)

Income (loss) before income taxes	34,674	30,012	(36,210)	(41,171)
Provision for (benefit from) income taxes	13,763	11,765	(14,371)	(16,139)

Net income (loss)	$20,911	$18,247	$(21,839)	$(25,032)

The following table presents selected key operating statistics for our franchise and company-owned office operations.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Offices:
Franchise operations	5,637	5,786	5,637	5,786
Company-owned office operations	962	1,002	962	1,002

Total offices—system	6,599	6,788	6,599	6,788

Tax returns prepared (in thousands):
Franchise operations	962	996	1,017	1,051
Company-owned office operations	142	151	147	155

Total tax returns prepared—system	1,104	1,147	1,164	1,206

Average revenues per tax return prepared:
Franchise operations (1)	$226.73	$203.48	$223.71	$202.02

Company-owned office operations (2)	$224.74	$203.51	$223.01	$203.78

Average revenues per tax return prepared—system	$226.47	$203.49	$223.63	$202.24

Financial products (in thousands) (3)	1,003	1,157	1,028	1,181

Average financial product fees per financial product (4)	$21.12	$21.13	$25.54	$25.22

(1)	Calculated as total revenues earned by our franchisees, which does not represent revenues earned by us, divided by the number of tax returns prepared by our franchisees (see calculation below). We earn royalty and marketing and advertising revenues, which represent a percentage of the revenues received by our franchisees.
(2)	Calculated as tax preparation revenues and related fees earned by company-owned offices (as reflected in the Condensed Consolidated Statements of Operations) divided by the number of tax returns prepared by company-owned offices.
(3)	Consists of refund anticipation loans, assisted refunds and Gold Guarantee products.
(4)	Calculated as revenues earned from financial product fees (as reflected in the Condensed Consolidated Statements of Operations) divided by the number of financial products.

Calculation of average revenues per tax return prepared in Franchise Operations:

	Three Months Ended January 31,		Nine Months Ended January 31,
(dollars in thousands, except per tax return data)	2009	2008	2009	2008
Total revenues earned by our franchisees (A)	$218,150	$202,672	$227,555	$212,261

Average royalty rate (B)	13.58%	13.39%	13.58%	13.41%
Marketing and advertising rate (C)	6.00%	6.00%	6.00%	6.00%

Combined royalty and marketing and advertising rate (B plus C)	19.58%	19.39%	19.58%	19.41%

Royalty revenues (A times B)	$29,620	$27,132	$30,893	$28,464
Marketing and advertising revenues (A times C)	13,089	12,160	13,653	12,736

Total royalty and marketing and advertising revenues	$42,709	$39,292	$44,546	$41,200

Number of tax returns prepared by our franchisees (D)	962	996	1,017	1,051

Average revenues per tax return prepared by our franchisees (A divided by D)	$226.73	$203.48	$223.71	$202.02

Amounts may not recalculate precisely due to rounding differences.

Three Months Ended January 31, 2009 as Compared to Three Months Ended January 31, 2008

Total Revenues

Total revenues increased slightly by $0.2 million, due to higher average revenues per tax return prepared partially offset by (i) a decrease in the number of tax returns prepared by our network; (ii) lower financial product fees earned under the agreements with the providers of financial products; and (iii) lower territory sales as compared to the same quarter last year. Average revenues per tax return prepared increased 11%. Our network of franchised and company-owned offices prepared 1.1 million tax returns in the third quarter of fiscal 2009, a decline of 4% as compared to the same quarter last year.

Subsequent to the end of the third quarter of fiscal 2009, we continued to experience a much slower than anticipated start to the first half of the tax season particularly within our company-owned office locations. A variety of factors have been identified as contributing to the significant decrease in the number of tax returns prepared and lower revenues, including

(i)	A trade-off of pricing and demand in an increasingly competitive market place;

(ii)	Local marketing and promotion activities that have not been as effective as originally envisioned;

(iii)	The impact related to our increased compliance efforts; and

(iv)	Certain execution issues involving our expanded debit card program.

As a result, we have implemented select marketing, promotion and incentive actions, as well as taken certain cost control measures, to maximize our operating and financial performance over the remainder of the tax season. Despite these efforts, we believe that for the full 2009 tax season, the total number of tax returns prepared by our network will decrease 12% to 13% and total revenues will decrease 8% to 10% as compared to fiscal 2008.

Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses decreased $4.0 million, or 6%. Highlights were as follows:

Cost of franchise operations: Cost of franchise operations increased $0.8 million, or 10%, primarily due to accrued franchisee incentives of $2.1 million in connection with the number of prepaid debit cards issued by MetaBank partially offset by lower compensation-related costs.

Marketing and Advertising: Marketing and advertising expenses decreased $2.1 million, or 9%, primarily due to lower media expense of $1.7 million and the absence of a franchisee marketing incentive related to the 2008 tax season of $1.4 million partially offset by higher advertising agency fees of $0.9 million in connection with our new advertising agency.

Cost of company-owned office operations: Cost of company-owned office operations decreased $0.8 million, or 4%, primarily due to lower compensation-related costs of $1.3 million partially offset by higher storefront occupancy costs of $0.4 million and a higher provision for uncollectible accounts receivable of $0.4 million.

Selling, general and administrative: Selling, general and administrative expenses decreased $1.8 million, or 22%, primarily due to (i) lower compensation-related expenses of $1.7 million; (ii) a decrease in consulting fees of $0.6 million related to supporting our strategic initiatives in 2008; and (iii) lower share-based compensation of $0.5 million. Partially offsetting this decrease was higher external legal fees $0.8 million.

Other income (expense)

Interest expense: Interest expense decreased $0.4 million, or 9%, primarily due to lower interest rates partially offset by higher average debt balance. Our pre-tax average cost of debt was 4.7% and 5.6% in the third quarter of fiscal 2009 and third quarter of fiscal 2008, respectively.

Nine Months Ended January 31, 2009 as Compared to Nine Months Ended January 31, 2008

Total revenues decreased $1.9 million, or 2%, primarily due to the reasons discussed in the three month comparison. Average revenues per tax return prepared increased 11%. Our network of franchised and company-owned offices prepared 1.16 million tax returns in the 2009 year-to-date period, a decrease of 3.5% compared to the same period last year.

Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses decreased $7.3 million, or 5%. Highlights were as follows:

Cost of franchise operations: Cost of franchise operations decreased $1.3 million, or 5%, primarily due to (i) lower compensation-related costs of $1.6 million; (ii) lower meetings and conference expenses of $0.6 million; and (iii) lower other miscellaneous expenses of $1.7 million (with none individually in excess of $0.2 million) in connection with our overall improved productivity. Partially offsetting the overall decrease was accrued franchisee incentives of $2.1 million in connection with the number of prepaid debit cards issued by MetaBank and a higher provision for uncollectible accounts receivable, net, of $0.6 million.

Marketing and advertising: Marketing and advertising expenses decreased $1.2 million, or 4%, primarily due to (i) lower media expense of $1.7 million; (ii) the absence of a franchisee marketing incentive related to the 2008 tax season of $1.4 million; and (iii) lower sponsorship related expenses of $0.4 million partially offset by higher advertising agency fees of $1.9 million in connection with our new advertising agency.

Cost of company-owned office operations: Cost of company-owned office operations increased $4.6 million, or 14%, primarily due to (i) higher storefront occupancy costs of $2.3 million; (ii) lease termination and related costs of $1.7 million related to the closing of 200 under-performing stores; and (iii) a higher provision for uncollectible accounts receivable of $0.4 million.

Selling, general and administrative: Selling, general and administrative expenses decreased $9.2 million, or 23%, primarily due to:

(i)	The absence of previously disclosed Internal Review expenses of $5.8 million in connection with allegations set forth in the Department of Justice lawsuits against a former frachisee;

(ii)	The absence of a $5.6 million severance charge related to the departure of our former Chief Executive Officer in October 2007;

(iii)	Lower compensation-related expense of $2.0 million;

(iv)	The favorable effect of a $1.5 million insurance recovery related to the settlement of the California Attorney General and Pierre Brailsford matters; and

(v)	Lower share-based compensation of $0.9 million.

Partially offsetting the overall decrease in selling, general and administrative were:

(i)	A charge of $2.8 million related to a preliminarily approved legal settlement by us (“California Hood Matter”), see Note 12 – Commitments and Contingencies – Legal Proceedings for additional information;

(ii)	Higher external legal fees (unrelated to the Internal Review) of $2.0 million; and

(iii)	Employee termination and related expenses of $1.6 million related primarily to a workforce reduction in the first quarter fiscal 2009.

Other income (expense)

Interest expense: Interest expense increased $0.3 million, or 3%, primarily due to higher average debt balance partially offset by lower interest rates. Our pre-tax average cost of debt was 5.0% and 5.9% in the nine months ended January 31, 2009 and 2008, respectively.

Segment Results and Corporate and Other

Franchise Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Revenues
Royalty	$29,620	$27,132	$30,893	$28,464
Marketing and advertising	13,089	12,161	13,653	12,736
Financial product fees	21,182	24,451	26,256	29,777
Other	2,027	3,170	3,624	6,554

Total revenues	65,918	66,914	74,426	77,531

Expenses
Cost of operations	8,980	8,135	24,933	26,197
Marketing and advertising	17,581	20,260	26,904	28,461
Selling, general and administrative	915	1,057	2,991	3,080
Depreciation and amortization	2,249	2,411	6,607	7,587

Total expenses	29,725	31,863	61,435	65,325

Income from operations	36,193	35,051	12,991	12,206
Other income/(expense):
Interest and other income	391	354	1,130	1,094

Income before income taxes	$36,584	$35,405	$14,121	$13,300

Three Months Ended January 31, 2009 as Compared to Three Months Ended January 31, 2008

Total Revenues

Total revenues decreased $1.0 million, or 1.5%. Highlights were as follows:

Royalty and marketing and advertising: Royalty revenues increased $2.5 million, or 9%, and marketing and advertising revenues increased $0.9 million, or 8%, both due to an 11% increase in average revenues per tax return prepared partially offset by a 3% decrease in the number of tax returns prepared by our franchisees.

Financial product fees: Financial product fees decreased $3.3 million, or 13%, principally due to a reduction in the total contractual fixed fees (which are accounted for on a percentage of completion method over the tax season) and the deferral of revenues due to contingencies contained in this year’s amended agreements.

Other revenues: Other revenues decreased $1.1 million, or 36%, primarily due to lower territory sales. Other revenues included the sale of five territories as compared to 30 in the same quarter last year. We believe the decline in territory sales is due in part to the ongoing difficult economic environment.

Total Expenses

Total operating expenses decreased $2.1 million, or 7%. Highlights were as follows:

Cost of operations: Cost of operations increased as discussed in the Condensed Consolidated Results of Operations.

Marketing and Advertising: Marketing and advertising expenses decreased $2.7 million, or 13%, as discussed in the Condensed Consolidated Results of Operations.

Nine Months Ended January 31, 2009 as Compared to Nine Months Ended January 31, 2008

Total Revenues

Total revenues decreased $3.1 million, or 4%. Highlights were as follows:

Royalty and marketing and advertising: Royalty revenues increased $2.4 million, or 9%, and marketing and advertising revenues increased $0.9 million, or 7%, due to the same reasons as discussed in the three month comparison.

Financial product fees: Financial product fees decreased $3.5 million, or 12%, principally due to the same reasons as discussed in the three month comparison.

Other revenues: Other revenues decreased $2.9 million, or 45%, primarily due to lower territory sales. Other revenues included the sale of 70 territories as compared to 123 in the same period last year.

Total Expenses

Total operating expenses decreased $3.9 million, or 6%. Highlights were as follows:

Cost of operations: Cost of operations decreased as discussed in the Condensed Consolidated Results of Operations.

Marketing and Advertising: Marketing and advertising expenses decreased $1.6 million, or 6%, as discussed in the Condensed Consolidated Results of Operations.

Depreciation and amortization: Depreciation and amortization decreased $1.0 million, or 13%, primarily due to certain intangible assets becoming fully amortized in December 2007.

Company-Owned Office Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Revenues
Service revenues from operations	$31,872	$30,641	$32,720	$31,545

Expenses
Cost of operations	19,887	20,727	37,827	33,242
Marketing and advertising	2,949	2,360	3,235	2,869
Selling, general and administrative	630	897	3,293	2,836
Depreciation and amortization	1,047	941	3,082	2,359

Total expenses	24,513	24,925	47,437	41,306

Income (loss) from operations	7,359	5,716	(14,717)	(9,761)

Income (loss) before income taxes	$7,359	$5,716	$(14,717)	$(9,761)

Three Months Ended January 31, 2009 as Compared to Three Months Ended January 31, 2008

Revenues

Total revenues increased $1.2 million, or 4%, primarily due to revenues generated during the November/December 2008 time period of $0.6 million related to early season financial product offerings and higher tax preparation revenues of $0.5 million. The number of tax returns prepared was approximately 142,000 as compared to 151,000 during the same quarter last year. The average revenue earned per tax return was $224.74 as compared to $203.51 during the same quarter last year.

Total Expenses

Total operating expenses decreased $0.4 million, or 2%. Highlights were as follows:

Cost of operations: Cost of operations decreased as discussed in the Condensed Consolidated Results of Operations.

Marketing and Advertising: Marketing and advertising expenses increased $0.6 million, or 25%, primarily due to higher media expense.

Nine Months Ended January 31, 2009 as Compared to Nine Months Ended January 31, 2008

Revenues

Total revenues increased $1.2 million, or 4%, primarily due to the reasons discussed in the three month comparison.

Total Expenses

Total operating expenses increased $6.1 million, or 15%. Highlights were as follows:

Cost of operations: Cost of operations increased as discussed in the Condensed Consolidated Results of Operations.

Marketing and Advertising: Marketing and advertising expenses increased $0.4 million, or 13%, primarily due to the same reasons discussed in the three month comparison.

Selling, general and administrative: Selling, general and administrative increased $0.5 million, or 16%, primarily due to charges in connection with employee termination and related expenses.

Depreciation and amortization: Depreciation and amortization increased $0.7 million, or 31%, primarily as a result of incremental depreciation and amortization related to our asset acquisitions over the past 12 months.

Corporate and Other

Corporate and other expenses include unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as share-based compensation and financing costs.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Expenses (a)
General and administrative	$4,332	$5,205	$19,477	$18,361
Insurance settlement	—	—	(1,500)	—
Internal Review	—	257	—	5,845
Litigation matter	—	—	2,833	—
Employee termination and related expenses	226	—	823	6,108
Share-based compensation	577	1,093	2,663	3,559

Total expenses	5,135	6,555	24,296	33,873

Loss from operations	(5,135)	(6,555)	(24,296)	(33,873)
Other income/(expense):
Interest and other income	63	67	104	275
Interest expense	(4,197)	(4,621)	(11,422)	(11,112)

Loss before income taxes	$(9,269)	$(11,109)	$(35,614)	$(44,710)

(a)	Included in selling, general and administrative in the Condensed Consolidated Statements of Operations.

Three Months Ended January 31, 2009 as Compared to Three Months Ended January 31, 2008

Loss from operations

Loss from operations decreased $1.4 million, or 22%, primarily due to (i) lower compensation-related expense of $1.4 million; (ii) a decrease in consulting fees of $0.6 million related to supporting our strategic initiatives in 2008; and (iii) lower share-based compensation of $0.5 million. Partially offsetting this decrease was higher external legal fees (unrelated to the previously disclosed Internal Review) of $0.8 million.

Other income/(expense)

Interest expense: Interest expense decreased as discussed in the Condensed Consolidated Results of Operations.

Nine Months Ended January 31, 2009 as Compared to Nine Months Ended January 31, 2008

Loss from operations

Loss from operations decreased $9.6 million, or 28%, primarily due to (i) the absence of previously disclosed Internal Review expenses of $5.8 million; (ii) the absence of a $5.6 million severance charge related to the departure of our former Chief Executive Officer in October 2007; (iii) lower compensation-related expenses of $1.8 million; (iv) the favorable effect of a $1.5 million insurance recovery related to the settlement of the California Attorney General and Pierre Brailsford matters; and (v) lower share-based compensation of $0.9 million. Partially offsetting this decrease was (i) a charge of $2.8 million related to the California Hood Matter; (ii) higher external legal fees (unrelated to the previously disclosed Internal Review) of $2.0 million; and (iii) employee termination and related expenses of $0.8 million.

Other income/(expense)

Interest expense: Interest expense increased as discussed in the Condensed Consolidated Results of Operations.

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

Credit Facility

Borrowings under our Amended and Restated $450 Million Credit Facility, which expires in October 2011, are to be used to finance working capital needs, general corporate purposes, potential acquisitions and repurchases of our common stock. We may also use this credit facility to issue letters of credit for general corporate purposes. As of January 31, 2009, we had $356.0 million in borrowings outstanding under our credit facility.

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

The Amended and Restated $450 Million Credit Facility contains the requirement that the Company meet certain financial covenants, such as a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The consolidated leverage ratio is the ratio of consolidated debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), each as defined in the Amended and Restated $450 Million Credit Facility, with consolidated debt being measured on a trailing four-quarter basis. The maximum consolidated leverage ratio is (i) 3.5:1.0 for the fiscal quarters ending July 31, 2008 through January 31, 2009; (ii) 3.15:1.0 for the fiscal quarters ending April 30, 2009 through October 31, 2009; and (iii) 3.0:1.0 for the fiscal quarters ending January 31, 2010 through July 31, 2011. As of January 31, 2009, our consolidated leverage ratio was 3.1:1.0. The consolidated interest coverage ratio is the ratio of consolidated EBITDA to consolidated interest expense, each as defined in the Amended and Restated $450 Million Credit Facility. Under the Amended and Restated $450 Million Credit Facility, the minimum allowable consolidated interest coverage ratio is 4.0:1.0.

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

We have initiated discussions with the lead agent under our Amended and Restated Credit $450 Million Credit Facility, and informed all of the other banks in our lending syndicate, that we intend to seek relief in connection with our current consolidated leverage ratio financial covenant under our Amended and Restated $450 Million Credit Facility in advance of the fiscal 2009 fourth quarter measurement date. We have met our consolidated leverage ratio financial covenant for the period ending January 31, 2009, reporting a consolidated leverage ratio of 3.1:1 versus the current maximum ratio of 3.5:1. Under our Amended and Restated $450 Million Credit Facility, the current consolidated leverage ratio financial covenant steps down from 3.5:1 to 3.15:1 for the period ending April 30, 2009 during which our projections indicate that our 2009 fourth quarter EBITDA will be insufficient to achieve compliance. We currently believe that we will be able to successfully amend our Amended and Restated $450 Million Credit Facility in advance of the fiscal 2009 fourth quarter measurement date, however, there can be no assurance that we will be able to do so. Once successfully amended, we expect to incur higher interest expense under the Amended and Restated $450 Million Credit Facility, and other potential restrictions, but we believe such amended facility will be at commitment levels that will continue to support our ongoing operations and will provide sufficient liquidity to meet our cash needs during the next 12 months.

In the future, we may require additional financing to meet our capital needs. Our liquidity position may be negatively affected by unfavorable conditions in the market in which we operate. In addition, our inability to generate sufficient profits during tax season may unfavorably impact our funding requirements.

Dividend

On March 12, 2009, we announced that our Board of Directors had voted to suspend our $0.18 per share quarterly common stock dividend. This action will enable us to incrementally retain just over $20.0 million per year.

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

Sources and Uses of Cash

Operating activities

In the nine months ended January 31, 2009, we used $24.8 million less cash for operations as compared to the nine months ended January 31, 2008 due to the following:

•	The absence of $6.3 million in payments associated with Internal Review expenses;

•	Lower income tax payments of $4.9 million primarily due to the decrease in operating income between years;

•

Lower bonus payments for full-time and seasonal employees as we paid $4.8 million in the nine months ended January 31, 2009 (accrued in fiscal 2008) as compared to $8.3 million in the nine months ended January 31, 2008 (accrued in fiscal 2007);

•	The absence of a $3.0 million severance payment to our former Chief Executive Officer in the second quarter of fiscal 2008;

•	Cash proceeds of $1.5 million from an insurance recovery related to the settlement of the California Attorney General and Pierre Brailsford matters; and

•	The absence of a $1.4 million franchisee marketing incentive payment made in January 2008.

Investing activities

In the nine months ended January 31, 2009, we used $7.5 million less cash for investing activities as compared to the nine months ended January 31, 2008 due to lower net funding provided to franchisees of $4.2 million and lower cash paid for the acquisition of tax return preparation businesses of $3.7 million.

Financing activities

In the nine months ended January 31, 2009, we received $34.6 million less cash from financing activities as compared to the nine months ended January 31, 2008 primarily due to (i) a reduction of net borrowings under our credit facility of $99.0 million; (ii) a change in cash overdrafts of $14.7 million; and (iii) the absence of $12.0 million in proceeds from the exercise of stock options primarily by our former Chief Executive Officer. Partially offsetting the above was the absence of $94.8 million used to repurchase shares of our common stock in the prior period last year.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

Over the next 12 months, our primary cash requirements will be the funding of our operating activities (including contractual obligations and commitments), repaying outstanding borrowings under the Amended and Restated $450 Million Credit Facility, making periodic interest payments on our debt outstanding, capital expenditure requirements, acquisitions and the funding of franchisee office expansion, as described more fully below.

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

•

Company-owned offices—Our company-owned offices complement our franchise system and are focused primarily on organic growth through the opening of new company-owned offices within existing territories as well as increasing office productivity. We also continue to pursue selective acquisition opportunities for our company-owned office segment in economically attractive, high growth markets adjacent to our current operations. Expenses to operate our company-owned offices peak during the fourth fiscal quarter primarily due to the labor costs related to the seasonal employees who provide tax return preparation services to our customers.

•

Capital expenditures—We anticipate spending on capital expenditures in fiscal 2009 primarily for information technology upgrades to support our growth, which includes the purchase of computer equipment and the development of internal-use software.

•

Franchisee funding—We anticipate providing franchisees with funding for Conversions and to open new storefront offices as we look to build a stronger distribution system. We also expect to make incentive payments to eligible franchisees in connection with their performance during the 2009 tax season.

•

Debt service—As of February 28, 2009, we had $267.0 million outstanding under our Amended and Restated $450 Million Credit Facility, none of which was scheduled to mature in the next 12 months. We anticipate generating operating cash flow during the remainder of the current tax season to partially repay these outstanding borrowings.

Future Sources of Cash

For the remainder of fiscal 2009, we expect our primary source of cash to be cash provided by operating activities, primarily from royalty and marketing advertising fees from franchisees, service revenues earned at company owned offices and financial product fees. We anticipate continuing to borrow against our credit facility to fund operations with increases particularly during the first nine months of the fiscal year.

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

Goodwill

We test goodwill for impairment annually in our fourth fiscal quarter, or more frequently if circumstances indicate impairment may have occurred. We review the carrying value of our goodwill by comparing the carrying value of our reporting units to their fair value. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact results. An adverse change to our business would impact our consolidated results and may result in an impairment of our goodwill. We did not note any impairment indicators as of January 31, 2009. The aggregate carrying value of our goodwill was $418.1 million as of January 31, 2009. See “Part I. Item 1—Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 5 —Goodwill and Other Intangible Assets” for more information on goodwill.

Other Indefinite-Lived Intangible Assets

We test indefinite-lived intangible assets for impairment annually in our fourth fiscal quarter, or more frequently if circumstances indicate impairment may have occurred. Indefinite-lived intangible assets are carried at the lower of cost or fair value. If the fair value of the indefinite-lived intangible asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference. An adverse change to our business would impact our consolidated results and may result in an impairment of our indefinite-lived intangible assets. We did not note any impairment indicators as of January 31, 2009. The aggregate carrying value of our indefinite-lived intangible assets was $87.4 million as of January 31, 2009. See “Part I. Item 1—Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 5—Goodwill and Other Intangible Assets” for more information on indefinite-lived intangible assets.

Long-Lived Assets

Definite-lived intangible assets and long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. We test for impairment based on a comparison of the asset’s undiscounted cash flows to its carrying value and, if impaired, written down to fair value based on either discounted cash flows or appraised values. We did not note any impairment indicators as of January 31, 2009.

Annual Impairment Testing

While the results from any potential restructuring, as previously disclosed, would be expected to improve our estimated future operating profitability, we may reasonably determine during our annual impairment test that the affect on our projected future cash flows may not be sufficient to cover the entire carrying value of our reporting units. Until our restructuring evaluation is complete, which is expected to be reflected in our fourth quarter of fiscal 2009 results, we are currently unable to reasonably determine the impact, if any, that a non-cash goodwill and/or other intangible asset impairment charge might have on our Consolidated Financial Statements. Any significant non-cash impairment charge would not create a default under the financial covenants of our existing credit facility; however, it would unfavorably affect our earnings and the costs associated with a restructuring could potentially affect our ability to pay future dividends.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the implementation of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 beginning May 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not impact our financial condition, results of operations or cash flow, we are now required to provide additional disclosures as part of our financial statements. The additional disclosure can be found in Note 4, “Fair Value Measurements” to the Condensed Consolidated Financial Statements. The aspects that have been deferred by FSP FAS 157-2 will be effective for us beginning May 1, 2009 and we are currently assessing the potential impact of its adoption on our Consolidated Financial Statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 was effective for us beginning February 1, 2009. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The principal impact of SFAS 161 requires us to expand our disclosure regarding our derivative and hedging activities.

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

We have financial market risk exposure related primarily to changes in interest rates. As discussed above, we attempt to reduce this risk through the utilization of derivative financial instruments. A hypothetical 1% change in the interest rate on our floating-rate borrowings outstanding as of January 31, 2009, excluding our $100.0 million of hedged borrowings whereby we fixed the interest rate, at an average ranging from 4.4% to 4.5%, would result in an annual increase or decrease in income before income taxes of $2.6 million. The estimated increase or decrease is based upon the level of variable rate debt as of January 31, 2009 and assumes no changes in the volume or composition of debt.

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

(b) Changes in Internal Control over Financial Reporting.

During the third quarter of fiscal 2009, there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

See “Part 1 – Item 1 – Note 12 – Commitments and Contingencies,” to our Condensed Consolidated Financial Statements, which is incorporated by reference herein.

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

We have initiated discussions with the lead agent under our credit facility, and informed all of the other banks in our lending syndicate, that we intend to seek relief in connection with our current leverage ratio financial covenant under our credit facility in advance of the 2009 fourth quarter measurement date. There is no guarantee that we will be able to amend the credit facility on terms acceptable to us. Our failure to successfully amend our credit facility in advance of the 2009 fourth quarter measurement date, could result in a default under our credit facility. Such default may allow the creditors to accelerate the outstanding debt. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds which could adversely impact our ability to fund our operating expenses and to reinvest in our business to support future growth. Given the uncertainty in the credit markets, there is no guarantee we would be able to enter into a new credit facility at current commitment levels or on terms acceptable to us and the failure to have a credit facility could have a material adverse effect on our business, financial condition and results of operations. If we are able to amend the terms of our credit facility, such terms could result in an increased cost of borrowing, a reduction in the amount of credit available under the facility and further restrictions on the operation of our business, included making dividend payments, each of which could have a material adverse effect on our business, financial condition and results of operations.

The credit market crisis may adversely affect our business and financial performance.

The credit markets have been experiencing unprecedented volatility and disruption causing many lenders and institutional investors to cease providing funding to even the most credit worthy borrowers or to other financial institutions. The credit crisis could limit the ability of our financial partners’ to fund, securitize or sell the financial products that are made available to our customers through our offices. The disruptions in the credit markets may also require us to take efforts to support our financial partners as we did in agreeing to make payments to MetaBank to offset loan losses significantly in excess of MetaBank’s projected losses it incurs related to one of the line of credit products it provides. If the credit crisis prevents our financial partners from providing financial products to our customers, limits the financial products offered or results in us having to incur further financial obligations to support our financial partners, our revenues or profitability could decline. The cost and availability of funds could also adversely impact our franchisees ability to grow and operate their businesses which could cause our revenues or profitability to decline. In addition, continued disruptions in the credit markets could adversely affect our ability to sell territories to new or existing franchisees, causing our revenues or profitability to decline. Continued disruptions in the credit market could also negatively impact the ability of our lending syndicate to make funds available to us under our credit facility, or prevent us from successfully amending our credit facility on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. The terms of any amendment to our credit facility could result in an increased cost of borrowing, a reduction in the amount of credit available under the facility and further restrictions on the operation of our business, included making dividend payments, each of which could have a material adverse effect on our business, financial condition and results of operations.

Disruptions in our relationships with large retailers and shopping malls could negatively affect our growth and profitability.

        Our retail-partner locations are an important part of our location strategy. Our ability to operate in these locations is dependent on our ability to negotiate favorable agreements with retailers and shopping malls and on the continued operation of these stores. Our agreements with retailers and shopping malls are of limited duration, and we may not be able to renew them on similar terms or at all and many of these agreements are not exclusive. In addition, renewal of each individual location may be dependent of the conduct of the individual operator seeking to open a Jackson Hewitt Tax Service office in the location. In the event we are unable to negotiate favorable agreements with these or comparable retailers or shopping malls or they close a significant number of stores, especially immediately prior to or during the tax season, or our operators are unsuccessful in opening these locations, it could have a material adverse effect on our business, financial condition and results of operations. On March 11, 2009 we entered into an agreement with Wal-Mart pursuant to which we were granted the exclusive right to provide tax preparation services within Wal-Mart stores during the 2010 and 2011 tax seasons. Our failure to successfully execute our operating plan under this agreement could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds:

There were no unregistered sales of equity securities during the three months ended January 31, 2009.

Issuer Purchases of Equity Securities:

There were no issuer purchases of equity securities during the three months ended January 31, 2009.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended January 31, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no submissions of matters to a vote of security holders during the three months ended January 31, 2009.

Item 5.	Other Information.

Dividend

On March, 12, 2009, we announced that our Board of Directors had voted to suspend our $0.18 per share quarterly common stock dividend.

Wal-Mart

On March 4, 2009, we announced that Wal-Mart had selected us to be the exclusive provider of tax preparation services in Wal-Mart stores beginning in the 2010 tax season. On March 11, 2009, JHI and TSA entered into the Kiosk License Agreement (the “Wal-Mart Agreement”) with Wal-Mart Stores East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC and Wal-Mart Stores Texas, LLC, pursuant to which we were granted the exclusive right to provide tax preparation services within Wal-Mart stores during the 2010 and 2011 tax seasons. The Wal-Mart Agreement expires on May 30, 2011 and it may be renewed for three additional one-year terms upon the mutual agreement of the parties. The Wal-Mart Agreement contains certain early termination rights and indemnity obligations.

Compensation to Wal-Mart consists of fixed license fees for each Wal-Mart store in which a Jackson Hewitt Tax Service office operates, additional fees based on the number of tax returns prepared by each office in the applicable tax seasons and additional fees based on the preparation and filing of tax returns through our on-line tax preparation software for customers who accessed such on-line tax preparation software via walmart.com (collectively, the “Fees”). Franchised offices operating Jackson Hewitt Tax Service offices in Wal-Mart stores pursuant to the Wal-Mart Agreement are obligated under their Franchise Agreements with us to reimburse us for all Fees paid on their behalf by us to Wal-Mart.

Departure of Named Executive Officer

On March 12, 2009, Douglas K. Foster, the Company’s Chief Marketing Officer’s employment was terminated.

Item 6.	Exhibits.

Exhibits: We have filed the following exhibits in connection with this report:

10.1	Kiosk License Agreement, dated March 11, 2009, between Wal-Mart Stores East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores Texas, LLC, Jackson Hewitt Inc. and Tax Services of America, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2009.

JACKSON HEWITT TAX SERVICE INC.

By:	/s/ MICHAEL C. YERINGTON
Michael C. Yerington
President and Chief Executive Officer
(Principal Executive Officer)

/s/ DANIEL P. O’BRIEN
Daniel P. O’Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)