Form 10-K
period 2009-04-30
JACKSON HEWITT TAX SERVICE INC
filed 2009-07-02
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of October 31, 2008 was $392.2 million, computed by reference to the price at which the common equity was last sold as reported on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s common stock was 28,762,539 (net of 10,527,879 shares held in treasury) as of May 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, to be filed within 120 days of the close of the registrant’s fiscal year, relating to the registrant’s 2009 Annual Meeting of Stockholders, to be held on September 23, 2009, are incorporated by reference into Part III of this report.

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

Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the following potential risks and uncertainties: our ability to execute on our strategic plan and reverse our declining profitability, improve our distribution system or reduce our cost structure; our ability to successfully attract and retain key personnel; government initiatives that simplify tax return preparation or reduce the need for a third party tax return preparer, improve the timing and efficiency of processing tax returns or decrease the number of tax returns filed; delays in the passage of tax laws and their implementation; the success of our franchised offices; our responsibility to third parties, regulators or courts for the acts of, or failures to act by, our franchisees or their employees; government legislation and regulation of the tax return preparation industry and related financial products, including refund anticipation loans, and the failure by us, or the financial institutions which provide financial products to our customers, to comply with such legal and regulatory requirements; the effectiveness of our tax return preparation compliance program; increased regulation of tax return preparers; our exposure to litigation; the failure of our insurance to cover all the risks associated with our business; our ability to protect our customers’ personal and financial information; the effectiveness of our marketing and advertising programs and franchisee support of these programs; disruptions in our relationships with our franchisees; changes in our relationships with financial product providers that could reduce the revenues we derive from our agreements with these financial institutions as well as affect our customers’ ability to obtain financial products through our tax return preparation offices; changes in our relationship with Wal-Mart or other large retailers and shopping malls that could affect our growth and profitability; the seasonality of our business and its effect on our stock price; competition from tax return preparation service providers, volunteer organizations and the government; our reliance on technology systems and electronic communications to perform the core functions of our business; our ability to protect our intellectual property rights or defend against any third party allegations of infringement by us; our reliance on cash flow from subsidiaries; our compliance with credit facility covenants; our exposure to increases in prevailing market interest rates; our quarterly results not being indicative of our performance as a result of tax season being relatively short and straddling two quarters; certain provisions that may hinder, delay or prevent third party takeovers; changes in accounting policies or practices and our ability to maintain an effective system of internal controls; impairment charges related to goodwill; and the effect of market conditions, general conditions in the tax return preparation industry or general economic conditions.

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

We are the second largest paid individual tax return preparer in the United States based upon the number of individual tax returns prepared and filed with the Internal Revenue Service (“IRS”). In 2009, our network consisted of 6,584 franchised and company-owned offices and prepared 2.96 million tax returns. We estimate our network prepared between 3-4% of all tax returns prepared by a paid tax return preparer (“paid tax return preparer market”). We had total revenues for 2009 of $248.3 million which consisted of fees paid by our franchisees, service revenues earned at company-owned offices and financial product fees.

The core of our business is our franchise system. In 2009, our franchisees operated 5,610 offices and prepared 87% of the total number of tax returns prepared by our network. Our franchise model requires less capital investment and lower operating expenses than if we operated all of the offices in our network directly. Complementing our franchise system are our company-owned offices.

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

INDUSTRY OVERVIEW

We estimate that more than 141 million federal individual income tax returns will be filed in the United States in 2009. Historically, more than 60% of tax returns filed in the United States are prepared with the assistance of a paid tax return preparer. The market is highly fragmented and consists of tens of thousands of paid tax return preparers. In 2009, Jackson Hewitt was the second largest paid tax return preparer in the United States, with between a 3-4% share of the paid tax return preparer market. Electronic filing continues to be an important component in the filing of individual income tax returns. In 2009, 69% of United States individual income tax returns filed through April 30 were filed electronically. Electronic filing provides the taxpayer with benefits, including acknowledgment of receipt of the filing, better accuracy and faster tax refund processing.

The industry consists of customers with two filing behaviors—those who file during the early season (defined as January and February) and those who file during the late season (defined as March and April). Early season filers typically file their tax returns shortly after their Form W-2s become available in order to receive their tax refunds as quickly as possible. Historically, most of the tax returns filed by our network have been filed by the end of February, including approximately 75% of the tax returns filed by our network in 2009. Late season filers tend to have a higher adjusted gross income (“AGI”) on average and have more complex tax return preparation needs.

The table below shows the breakdown of tax returns filed by ranges of AGI, for all United States individual federal income tax returns filed (i) in 2007 in the United States (which is the most recent data available from the IRS) and (ii) in 2009 by us.

	United States	Jackson Hewitt
Less than $30,000	49%	65%
$30,000 to $49,999	18	19
$50,000 or more	33	16

Total	100%	100%

BUSINESS OPERATIONS

Tax Return Preparation Services

Our network provides our customers with convenient, fast and quality federal, state and local individual income tax return preparation services and electronic filing. Our network filed over 90% of our tax returns electronically in 2009. Through the use of our proprietary tax software, ProFiler®, we provide a comprehensive computerized individual tax return preparation experience designed to ensure accuracy. The cost of the tax return preparation service is generally based upon the complexity of the tax return.

In 2009, our network consisted of 5,610 franchised offices and 974 company-owned offices and prepared 2.96 million tax returns. Our total revenues in 2009 were $248.3 million, including revenues from franchisees, consisting of royalty and marketing and advertising fees and other revenues (45% of total revenues), service revenues earned at company-owned offices (31% of total revenues), and financial product fees (24% of total revenues).

Our network of offices consists of both storefront and retail-partner locations. Our retail-partner locations are located within other businesses, typically retail stores and shopping malls. In 2009, we had relationships with national and large regional retailers and shopping malls, including Wal-Mart Stores, Inc. (“Wal-Mart”), whose customer and employee demographics overlap with ours. Our agreements with these retailers allow Jackson Hewitt Tax Service offices to be located within the retail-partner’s locations in high-traffic areas during the tax season at relatively modest costs. During 2009, our network had over 1,500 retail-partner locations in retailers and shopping malls nationwide, including more than 1,200 in Wal-Mart stores. In 2009, approximately 12% of the tax returns prepared by our network were generated in retail-partner locations located in Wal-Mart stores.

Under our exclusive arrangement with Wal-Mart, we expect to be operating in a significant number of new, incremental Wal-Mart store locations beginning in tax season 2010. We expect that a majority of these locations will be run by our franchisees and the remaining locations will be part of our company-owned operations. We believe this exclusive arrangement to be an efficient and cost effective distribution channel that will help grow our network.

We also intend to offer an on-line product in the 2010 tax season.

Our franchisees and company-owned operations operate in defined geographic territories. We divide the country into over 5,100 specific territories. The average population of a territory is approximately 60,000. Approximately 1,800 of our territories, or 35%, remain available for sale to expand our network. We reevaluate the population size of available territories from time to time. We focus on selling new territories to high-quality franchisees already in our franchise system and to tax preparers or entrepreneurs new to our franchise system. We also seek to expand our network by increasing the number of offices operated in each territory. In 2009, the territories in which our network operated were largely under-penetrated, with, on average, 2.0 offices per territory.

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

We have contractual arrangements with certain financial institutions that offer, process and administer certain financial products, including RALs, through Jackson Hewitt Tax Service locations. These financial institutions are Republic Bank & Trust Company (“Republic”) and Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A. (“SBB&T”). We provide the financial institutions with exclusive access to select offices and certain technology support. During tax season 2009, Republic and SBB&T collectively provided financial products to the entire network of Jackson Hewitt Tax Service offices. During tax season 2010, we expect that Republic and SBB&T will collectively provide financial products to the entire network of Jackson Hewitt Tax Service offices. SBB&T provided a majority of the financial products in the 2009 tax season and we expect that SBB&T will again provide a majority of the financial products in tax season 2010.

We also have a contractual arrangement with MetaBank, d/b/a Meta Payment Systems (“MetaBank”), who issues and manages our prepaid debit card program and provides line of credit products related to the card. We receive payment from MetaBank based on the achievement of certain levels of revenues and gross profits under the program. This contractual arrangement expires on October 31, 2011.

Franchise Operations

Our development over time has been largely attributable to the expansion of our franchise system. We seek to increase the number of franchised offices each year through the sale of new territories and by increasing the number of locations in existing territories. The franchise model has an inherently higher profit margin than that of our company-owned offices, as our existing infrastructure permits additional franchise growth without significant additional fixed cost investment. In 2009, 19% of our franchisees each earned more than $1.0 million in revenues.

Historically, approximately three-fourths of our sales of territories have been sold to existing franchisees. In 2009, approximately 66% of our sales of territories were sold to our existing franchisees and the remaining territories were sold to new franchisees. We recruit new franchisees through a number of sources, including advertising in select publications that target entrepreneurs who are interested in new franchise opportunities.

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

We are currently working with elected representatives of our franchisee community on the development of a new franchise agreement and anticipate that this will be completed by September 30, 2009. The economic terms outlined above and other operating requirements may change in the new agreement.

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

Company-Owned Offices

In 2009, we operated company-owned offices in 27 markets. Tax returns prepared by our company-owned offices represented 13% of the total number of tax returns prepared by our network in 2009. While we focus primarily on organic growth through the opening of new company-owned offices within existing territories, we also continue to pursue selective acquisition opportunities for our company-owned office segment.

Marketing and Advertising

Franchisees are required to pay us marketing and advertising fees equal to 6% of their revenues which we use to fund our marketing efforts. These fees are utilized in connection with our national, regional and local marketing efforts which are designed to increase brand awareness and attract both early season and late season customers. In 2010, specific marketing efforts will be designed in connection with our exclusive partnership with Wal-Mart to attract customers into these locations. Our advertising programs target early season and late season filers through network television advertisements, direct mail marketing and promotions.

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

SEASONALITY

The tax return preparation business is highly seasonal, and we historically generate substantially all of our revenues during the period from January 1 through April 30. In 2009, we earned 95% of our revenues during this period. We generally operate at a loss during the period from May 1 through December 31, during which we incur costs associated with preparing for the upcoming tax season.

INTELLECTUAL PROPERTY

We regard our intellectual property as critical to our success, and we rely on trademark, copyright, patent and trade secret laws in the United States to protect our proprietary rights. We pursue the protection of our trademarks by applying to register key trademarks in the United States. The initial duration of federal trademark registrations is 10 years. Most registrations can be renewed perpetually at 10-year intervals. In addition, we seek to protect our proprietary rights through the use of confidentiality agreements with employees, consultants, vendors, advisors and others.

We have obtained federal trademark registration for a number of marks, including Jackson Hewitt Tax Service, Jackson Hewitt®, Gold Guarantee, ProFiler and ipower Card. We also assert common law rights to certain marks. We do not have any registered patents.

EMPLOYEES

As of April 30, 2009, we employed 355 full-time employees, consisting of 126 employees at our corporate headquarters located in Parsippany, New Jersey, 118 employees at our technology facility located in Sarasota, Florida, 85 employees at our company-owned offices and 26 other employees. In addition, our company-owned offices employed approximately 6,800 seasonal employees primarily from January through April 2009.

COMPETITION

The paid tax return preparation market is highly competitive. Our network competes with tens of thousands of paid tax return preparers, including H&R Block, which is the largest paid tax return preparation service company, Liberty Tax Service, regional and local tax return preparation companies, most of which are independent and some of which are franchised, and regional and national accounting firms and financial service institutions that prepare tax returns as part of their businesses. We also face increased competitive challenges from the online and software self preparer market, including the Free File Alliance, a consortium of the IRS and online preparation services that provides free online tax return preparation and from volunteer organizations that prepare tax returns at no cost for low-income taxpayers. Certain states may also pass legislation to provide free online tax return preparation and filing from time to time. Our ability to compete in the tax return preparation business depends on our product mix, price for services, customer service, the specific site locations of our offices, local economic conditions, quality of on-site office management, the ability to file tax returns electronically with the IRS and the availability of financial products to our customers.

We also compete for the sale of tax return preparation franchises with H&R Block, Liberty Tax Service, and other regional franchisors. In addition, we compete with franchisors of other high-margin services that attract entrepreneurs seeking to become franchisees. Our ability to continue to sell franchises is dependent on our brand image, the products and services to be provided through the network, the relative costs of financing and start-up costs, our reputation for quality, and our marketing and advertising support.

REGULATIONS

We and our franchisees must comply with laws and regulations relating to our businesses. Regulations and related regulatory matters specific to our businesses are described below.

Tax Return Preparation Regulation: Federal law requires tax preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them, and retain for three years all tax returns prepared. Federal laws also subject tax preparers to accuracy-related penalties in connection with the preparation of tax returns. Preparers may be enjoined from further acting as tax preparers if they continually or repeatedly engage in specified misconduct. Additionally, all authorized IRS e-file providers must adhere to IRS e-file rules and requirements to continue participation in IRS e-file. Adherence to all rules and regulations is expected of all providers regardless of where published, and includes, but is not limited to, those described in IRS Publication 1345, Handbook for Authorized IRS e-file providers. Various IRS regulations also require tax return preparers to comply with certain due diligence requirements to investigate factual matters in connection with the preparation of tax returns. The IRS conducts audit examinations of authorized IRS e-file providers and tax return preparers, reviewing samples of prepared tax returns to ensure compliance with regulations in connection with tax return preparation activities. From time to time, certain of our franchisees and company-owned offices are the subject of IRS audits to review their tax return preparation activities. In addition, the federal government continues to consider further regulation of tax preparers, including licensing and registration of tax preparers.

With certain exceptions, the IRS prohibits the use or disclosure by income tax preparers of income tax return information without the prior written consent of the taxpayer. On January 3, 2008, the Treasury Department and the IRS issued final regulations under section 7216 applicable to disclosures or uses of tax return information occurring on or after January 1, 2009. The IRS continues to consider further regulations concerning disclosures or uses of tax return information.

In addition, the Gramm-Leach-Bliley Act and related Federal Trade Commission (“FTC”) regulations require income tax return preparers to adopt and disclose customer privacy policies and provide customers a reasonable opportunity to opt-out of having personal information disclosed to unaffiliated third parties for marketing purposes. Some states have adopted or proposed stricter opt-in requirements in connection with use or disclosure of consumer information. Federal and state law also requires us to safeguard our customers’ financial information, including credit card information.

Financial Product Regulation: Federal and state statutes and regulations govern the facilitation of RALs and other financial products. These laws require us, among other things, to provide specific RAL disclosures and advertise RALs in a certain manner. In addition, we are subject to federal and state laws that prohibit deceptive claims and require that our marketing practices are fair and not misleading. Federal law also limits the annual percentage rate on loans for active duty service members and their dependents. There are also many states that have statutes regulating, through licensing and other requirements, the activities of brokering loans and offering credit repair services to consumers as well as local usury laws which could be applicable to our business in certain circumstances. From time to time, we receive inquiries from various state regulators regarding our and our franchisees’ facilitation of RALs and other financial products. We have in certain states paid fines, penalties and other payments, as well as agreed to injunctive relief, in connection with resolving these types of inquiries.

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

Franchise Regulations: Our franchising activities are subject to the rules and regulations of the FTC and various state agencies regulating the offer and sale of franchises. These laws require that we furnish to prospective franchisees a franchise disclosure document describing the requirements for purchasing and operating a Jackson Hewitt franchise. In a number of states in which we are currently franchising we are required to be registered to sell franchises. We are currently operating under exemptions from registration in several of these states based upon our net worth and experience. Several states also regulate the franchisor/franchisee relationship particularly with respect to the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

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

On October 6, 2008 we submitted, without qualification, the annual CEO certification to the New York Stock Exchange (“NYSE”) as required by Section 303A.12(a) of the NYSE Listed Company Manual. In addition, we included the certifications of the CEO and the CFO of Jackson Hewitt required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of Jackson Hewitt’s public disclosure, in this Annual Report on Form 10-K as Exhibits 31.1 and 31.2.

ITEM 1A.	RISK FACTORS.

We may not be able to execute on our strategic plan and reverse our declining profitability.

The key driver of our business is the number of tax returns prepared by our system. In each of our last two fiscal years, the number of tax returns prepared by our system declined as compared to the prior fiscal year and our profitability has declined in each of the last two fiscal years accordingly. The factors that are being assessed as having contributed to the decline in fiscal 2009, include our customers’ overall experience, our locations, our pricing, our overall marketing effectiveness, especially our local marketing, online encroachment and our early season product execution. If we are not able to execute on our strategic plan to attract and retain customers and increase the number of tax returns prepared by our system, our revenues and profits could continue to decline. Our failure to reverse the decreasing number of tax returns being prepared by our system and the associated decline in our profitability could also discourage our franchisees from expanding their business within our network or renewing their franchise agreements with us and discourage new franchisees from entering our network, each of which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to improve our distribution system.

Building a stronger distribution system is necessary to drive the growth of our business by maximizing the performance of the locations that we already possess and expanding our existing networks. We have entered into an agreement with Wal-Mart pursuant to which we were granted the exclusive right to provide tax preparation services within Wal-Mart stores during the 2010 and 2011 tax seasons. This arrangement affords us the opportunity to add a significant number of new, incremental Wal-Mart locations to our overall distribution network. If we are unsuccessful in having our operators offer services in these locations or too many of these locations are operated by our company-owned operations our revenues and our profitability could decline. Our strategy for selling new territories, strengthening our presence in the Hispanic market and expanding our alliance and partnership activities may not succeed, causing our revenues or profitability to decline.

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

Our continued success depends largely on the efforts and abilities of our executive officers and other key employees. Competition for executive, managerial and skilled personnel in our industry remains intense. We may experience increased compensation costs in order to attract and retain executives, managers and other skilled employees. We may not be able to retain our existing management, fill new positions or vacancies or attract or retain the management and personnel necessary to operate our business effectively. Although we strive to be an employer of choice, we may not be able to continue to successfully attract and retain key personnel which would cause our business to suffer.

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

Our financial success depends on our franchisees and the manner in which they operate and develop their offices. However, our ability to control the operations of our franchisees is limited because their businesses are independently owned and operated. Franchisees retain control over the employment and management of all personnel, including the large number of seasonal employees required during the tax season. Although we can exercise control over our franchisees and their operations to a certain extent under the terms of our franchise agreements to, among other things, maintain signage and equipment, standardize operating procedures, approve suppliers, distributors and products, protect the goodwill of our intellectual property and require compliance with law and our compliance standards, the quality of their operations may be diminished by any number of factors beyond our control. Consequently, our franchisees may not operate their offices in a manner consistent with our philosophy and standards or may not increase the level of revenues generated compared to prior tax seasons. While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreements, and even though we have implemented thorough compliance and monitoring functions, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer, causing our revenues or profitability to decline.

We may be held responsible by third parties, regulators or courts for the actions of, or failures to act by, our franchisees or their employees, which exposes us to possible fines, other liabilities and negative publicity.

Our agreements with our franchisees require that they understand and comply with all laws and regulations applicable to their businesses. Although our franchisees are independently owned and operated and have a significant amount of flexibility in running their operations, third parties, regulators or courts may seek to hold us responsible for the actions or failures to act by our franchisees or their employees. In addition, we are parties to agreements with retailers, such as Wal-Mart, and, to a certain extent, financial institutions that provide financial products to our customers, under which we may, in certain circumstances, indemnify third parties for our and our franchisees’ failure to perform obligations and/or comply with laws and regulations applicable to us or them. There are also occasions when our and our franchisees’ activities are not perceived to be distinguishable, and we may be held liable for the activities of our franchisees or their employees. Failure to comply with laws and regulations by our franchisees may expose us to possible fines, other liabilities, lawsuits and negative publicity which could have a material adverse effect on our business, financial condition and results of operations.

Federal and state legislators and regulators have increasingly taken an active role in regulating financial products such as RALs, and the continuation of this trend could impede or prevent our ability to facilitate these financial products and reduce demand for our services and harm our business.

From time to time, government officials at the federal and state levels introduce and enact legislation and regulations proposing to regulate or prevent the facilitation of RALs and other financial products. Certain of the proposed legislation and regulations could, if adopted, increase costs to us, our franchisees and the financial institutions that provide our financial products, or could negatively impact or eliminate the ability of financial institutions to provide RALs and other financial products through tax return preparation offices, which could cause our revenues or profitability to decline.

Many states have statutes regulating, through licensing and other requirements, the activities of brokering loans and providing credit repair services to consumers as well as payday loan laws and local usury laws. Certain state regulators are interpreting these laws in a manner that could adversely affect the manner in which RALs and other financial products are facilitated, or permitted, or result in fines or penalties to us or our franchisees. Some states are introducing and enacting legislation that would seek to directly apply such laws to RAL facilitators. Additional states may interpret these laws in a manner that is adverse to how we currently conduct our business or how we have conducted our business in the past and we may be required to change business practices or otherwise comply with these statutes or it could result in fines or penalties or other payments related to past conduct.

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

From time to time, the federal government and various states consider regulations regarding the education, testing, licensing, certification and registration of tax return preparers. The IRS has announced that it will focus on a new model for tax return preparer regulation. Regulations of tax return preparers could impact our ability to find an adequate number of tax return preparers to meet the demands of our customers and impose additional costs on us to train tax return preparers, which could cause our revenues and profitability to decline.

Our facilitation of RALs and other financial products exposes us to the risk of significant losses as a result of litigation defense and resolution costs and such lawsuits could damage our reputation.

As a facilitator of RALs and other financial products, we have been, and continue to be, subject to individual and class action lawsuits. These lawsuits have alleged, among other claims, violation of law and claims of fraud, unfair competition, misleading or deceptive statements, violation of credit services statutes, and breach of fiduciary duty on the part of the tax return preparers for failing to, among other things, properly disclose the terms of the financial product. See “Item 3—Legal Proceedings.” Given the large number of financial products, including RALs, we facilitate every year and the inherent uncertainties of the United States legal system, we could experience significant losses as a result of litigation defense and resolution costs, which could cause our profitability to decline. Adverse publicity related to these lawsuits could also damage our reputation, which could cause our revenues and profitability to decline.

We are frequently a party to litigation that is costly to defend and consumes the time of our management.

Defending litigation consumes the time of our management and is expensive. In addition, litigation is unpredictable and we may not prevail even in cases where we strongly believe a plaintiff’s case has no valid claims. If we do not prevail in litigation we may be required to pay substantial monetary damages or alter our business operations. Regardless of the outcome, litigation is expensive and consumes the time of our management and may ultimately reduce our income.

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

We transmit and store a large volume of our customers’ personal and financial information in the course of supporting our products and services. Privacy concerns relating to the disclosure and safeguarding of such personal and financial information have drawn increased attention from federal and state governments. The IRS generally prohibits the use and disclosure by tax return preparers of tax return information without the prior written consent of the taxpayer. In addition, the Gramm-Leach-Bliley Act and other FTC regulations require income tax return preparers to adopt and disclose customer privacy policies and provide customers with a reasonable opportunity to opt out of having personal information disclosed to unaffiliated third parties for marketing purposes. Federal and state law also requires us to safeguard our customers’ financial information, including credit card information. Although we have established security procedures to protect against identity theft and the theft of our customers’ personal and financial information, breaches of our customers’ privacy may occur. To the extent the measures we and/or our franchisees and business partners have implemented are breached or if there is an inappropriate disclosure of confidential or personal information and/or data, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our brand and reputation. Even if we were not held liable, a security breach or inappropriate disclosure of confidential or personal information and/or data could harm our reputation. In addition, we may be required to invest additional resources to protect us against damages caused by these actual or perceived disruptions or security breaches in the future.

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

Our revenues are heavily influenced by brand marketing and advertising. If our marketing and advertising programs are unsuccessful in the future, we may fail to retain existing customers and attract new customers which could result in a decline in our revenues or profitability. Moreover, because franchisees contribute to our marketing fund based on a percentage of their gross sales, our marketing fund expenditures are dependent upon sales volumes of our franchisees. If these sales continue to decline, as occurred during the last two tax seasons, there will be a reduced amount available for our marketing and advertising programs.

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

Our operating results depend on the success and growth of our franchise system.

The success and growth of our franchise system depends on our maintaining a satisfactory working relationship with our existing franchisees and attracting new franchisees to our network. Lawsuits and other disputes with our franchisees, or disputes between our franchisees and our financial partners, could discourage our franchisees from expanding their business within our network or lead to negative publicity, which could discourage new franchisees from entering our network or existing franchisees from renewing their franchise agreements, and could have a material adverse effect on our business, financial condition and results of operations. In each of fiscal year 2008 and 2009, we had lower territory sales as compared to the prior fiscal year. The failure to grow our network could have a material adverse effect on our business, financial condition and results of operations.

In 1999 and 2000, we offered our franchisees the opportunity to renew their franchise relationship with us before their franchise agreement expired. In these early renewal programs, 93% of our franchisees entered into a new franchise agreement for a new 10-year term, and, as a result, approximately a third of our existing franchise agreements come up for renewal in 2009 or 2010. Our inability to renew a significant portion of these franchise agreements on terms satisfactory to our franchisees and us could have a material adverse effect on our business, financial condition and results of operations.

Our business is, to some extent, dependent upon our customers’ ability to obtain financial products through our offices.

Our tax return preparation business is, to some extent, dependent on our customers’ ability to obtain financial products through our tax return preparation offices. The financial products we facilitate are specialized financial products and relatively few financial institutions offer them. We currently have contractual arrangements with SBB&T and Republic to provide these financial products. Our agreements with SBB&T and Republic expire on October 31, 2010. If these arrangements were to terminate, and we were unable to enter into an alternative relationship with one or more other financial institutions on acceptable terms or at all, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, we earn revenues under our agreements with the providers of financial products to our customers. Changes in the industry, how financial products are permitted to be provided or the level of demand for these products by our customers could result in the termination of these agreements or the financial product providers seeking to amend the agreements on terms which may not be favorable to us, either of which could cause our revenues or profitability to decline.

Disruptions in our relationship with Wal-Mart or other large retailers and shopping malls could negatively affect our growth and profitability.

The failure to successfully execute our operating plan under our agreement with Wal-Mart pursuant to which we were granted the exclusive right to provide tax preparation services within Wal-Mart stores during the 2010 and 2011 tax seasons, the termination of this agreement or the inability to renew the agreement on satisfactory terms could have a material adverse effect on our business, financial condition and results of operations. We also have offices in other retail-partner locations, typically retail stores and shopping malls. In the event we are unable to negotiate favorable agreements with these or comparable retailers or shopping malls or they close a significant number of stores, especially immediately prior to or during the tax season, or our operators are unsuccessful in opening these locations, it could have a material adverse effect on our business, financial condition and results of operations.

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

If we were unable to meet these challenges or we were to experience significant business interruptions during the tax season, which may be caused by labor shortages, systems failures, work stoppages, adverse weather, computer viruses, computer hackers, health epidemics or other events, many of which are beyond our control, we could experience a loss of business, which could have a material adverse effect on our business, financial condition and results of operations.

We face significant competition in our business that may negatively impact our revenues, profitability and market position.

The paid tax return preparation market is highly competitive. Our network competes with tens of thousands of paid tax return preparers and regional and national accounting firms and financial service institutions that prepare tax returns as part of their businesses. Some of these firms are larger and better capitalized. We also face increased competitive challenges from the online and software self preparer market, including Free File Alliance, a consortium of the IRS and online preparation services that provides free online tax return preparation and filing, and from volunteer organizations that prepare tax returns at no cost for low-income taxpayers. The availability of these alternatives may reduce demand for our products and limit the amount of fees that we can charge. Competitors may develop or offer more attractive or lower cost products and services than ours which could erode our customer base. In addition, an increase in use of free tax return preparation services could result in a loss of our customers and could cause revenues or profitability to decline.

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

Third parties may infringe or misappropriate our trademarks or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. The actions we take to protect our trademarks and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. There are no assurances that we will be able to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. Third parties may assert infringement claims against us. Any claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time-consuming and expensive to defend and could result in the diversion of our time and resources. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims. See “Item 3—Legal Proceedings.”

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

The agreement governing our credit facility imposes operating and financial restrictions on us, including restrictive covenants that will require us to maintain specified financial ratios and satisfy financial condition tests. In addition, our credit facility contains various customary restrictive covenants that limit our ability to, among other things, (i) incur additional indebtedness or guarantees, (ii) create liens or other encumbrances on our property, (iii) enter into a merger or similar transaction, (iv) sell or transfer property except in the ordinary course of business and (v) make acquisitions. Effective April 27, 2009, our amended credit facility prohibits us from paying dividends and repurchasing shares of our common stock for the remainder of the term of the agreement. This amendment to the credit facility resulted in a portion of the facility being converted into an amortizing term loan which requires certain mandatory payments in April 2010 and April 2011 and also requires us to prepay 50% of Excess Cash Flow (as defined in the amended credit facility), if any, for fiscal years 2010 and 2011. Our ability to comply with the covenants, ratios, tests or mandatory payments in our credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants, ratios, tests or mandatory payments could result in a default under our credit facility. In addition, these covenants may prevent us from incurring additional indebtedness to expand our operations and execute our business strategy, including making acquisitions.

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

Our certificate of incorporation, by-laws and our rights plan contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, the elimination of stockholder action by written consent, advance notice for raising business or making nominations at meetings and “blank check” preferred stock. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, as our board of directors may determine are appropriate, including rights to dividends and proceeds in a liquidation that are senior to the common stock. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock.

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

In addition, our stockholder rights plan entitles our stockholders to acquire shares of our common stock at a price equal to 50% of the then current market value in limited circumstances when a third party acquires 15% or more of our outstanding common stock (excluding as a result of share repurchases by us) or announces its intent to commence a tender offer for at least 15% of our common stock, in each case, in a transaction that our board of directors does not approve. Because, under these limited circumstances, all of our stockholders would become entitled to affect discounted purchases of our common stock, other than the person or group that caused the rights to become exercisable, the existence of these rights would significantly increase the cost of acquiring control of us without the support of our board of directors. The existence of the rights plan could therefore deter potential acquirers and thereby reduce the likelihood that a stockholder will receive a premium for his or her common stock in an acquisition. Our Board of Directors has decided to recommend the redemption of our stockholder rights plan in a vote at our 2009 annual stockholders’ meeting.

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

We may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. Any impairment of the value of our goodwill could have a significant negative impact on our future operating results.

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

On March 18, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against Santa Barbara Bank & Trust (“SBB&T”) and the Company in the Superior Court of California (Santa Barbara, following a transfer from San Francisco) seeking declaratory relief in connection with the provision of RALs, as to the lawfulness of the practice of cross-lender debt collection, as to the validity of SBB&T’s cross- lender debt collection provision and as to whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent, and seeking injunctive relief, restitution, disgorgement, compensatory damages, statutory damages, punitive damages, attorneys’ fees, and expenses. The Company was named in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T. The Congress of California Seniors was subsequently removed, and Tyree Bowman was added, as a plaintiff. On December 18, 2003, Ms. Hood also filed a separate suit against the Company in the Ohio Court of Common Pleas (Montgomery County) and sought to certify a class in the action. The allegations of negligence, breach of fiduciary duty, and violation of certain Ohio law relate to the same set of facts as the California action. Plaintiff sought equitable and declaratory relief, damages, attorneys’ fees, and expenses.

In order to avoid the costs and inconvenience of continued litigation, the Company agreed to a settlement in the Hood California matter in connection with an overall settlement by the other defendant, SBB&T, and the third-party bank cross-defendants. On April 29, 2009, the Court ordered final approval of the settlement and entered judgment in the matter. The settlement provides for a payment by the Company of $2.8 million as part of an overall settlement amount. In connection with the settlement of the Hood California matter, the Hood Ohio matter was dismissed with prejudice. As of April 30, 2009, the Company had a liability of $2.8 million included in accounts payable and accrued liabilities for settlement of this matter.

On September 26, 2006, Willie Brown brought a purported class action complaint against the Company in the Ohio Court of Common Pleas, Cuyahoga County, on behalf of Ohio customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Ohio’s Credit Services Organization Act, and for alleged unfair and deceptive acts in violation of Ohio’s Consumer Sales Practices Act, and seeking damages and injunctive relief. On November 10, 2008, the Company filed a motion to dismiss, or alternatively, to stay proceedings and to compel arbitration. On May 5, 2009, the Court granted the Company’s motion to stay proceedings and to compel individual arbitration of Plaintiff’s claims, and denied the Company’s motion to dismiss. Plaintiff subsequently filed a notice of appeal of the Court’s decision to stay proceedings and to compel arbitration. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On October 30, 2006, Linda Hunter (now substituted by Christian Harper and Elizabeth Harper as proposed class representatives) brought a purported class action complaint against the Company in the United States District Court, Southern District of West Virginia, on behalf of West Virginia customers who obtained RALs facilitated by the Company, seeking damages for an alleged breach of fiduciary duty, for alleged breach of West Virginia’s Credit Service Organization Act, for alleged breach of contract, and for alleged unfair or deceptive acts or practices in connection with the Company’s RAL facilitation activities. On March 13, 2008, the Court granted the Company’s partial motion for summary judgment on plaintiff’s breach of contract claim. On July 15, 2008, the Company answered the first amended complaint. On February 10, 2009, Plaintiffs filed a motion to certify a class. The Company opposed that motion. On February 11, 2009, Plaintiffs filed a motion for partial summary judgment. On February 11, 2009, the Company filed a motion for summary judgment. On March 6, 2009, the Company opposed Plaintiffs’ motion for partial summary judgment. On April 7, 2009, Plaintiffs filed a motion seeking the certifications of four legal questions to the West Virginia Supreme Court of Appeals. Decisions by the Court on those motions are currently pending. The case is in its pretrial stage. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On April 20, 2007, Brent Wooley brought a purported class action complaint against the Company and certain unknown franchisees in the United States District Court, Northern District of Illinois. The complaint, which was subsequently amended, was brought on behalf of customers who obtained tax return preparation services that allegedly included false deductions without support by the customer that resulted in penalties being assessed by the IRS against the taxpayer for violations of the Illinois Consumer Fraud and Deceptive Practices Act, and the Racketeering and Corrupt Organizations Act, and alleging unjust enrichment and breach of contract, seeking compensatory and punitive damages, restitution, and attorneys’ fees. The alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act relate to representations regarding tax return preparation, Basic Guarantee and Gold Guarantee coverage and denial of Gold Guarantee claims. Following dispositive motions, on December 24, 2008, the Company answered Plaintiff’s fourth amended complaint with respect to the remaining breach of contract claim. The case is in its discovery and pretrial stage. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On January 17, 2008, an attorney with the New York State Division of Human Rights (the “Division”) filed with the Division a Division-initiated administrative complaint against the Company for allegedly marketing loan products to individuals in New York based on their race and military status in violation of New York State’s Human Rights Law, and seeking injunctive and other relief. On February 19, 2008, the Company filed a response to the complaint with the Division. On June 30, 2008, the Division issued a determination of probable cause on the matter and determined that it had jurisdiction. The matter will be set for an administrative hearing. The Company believes that no jurisdiction exists, that it has meritorious defenses and is contesting this matter vigorously. On October 15, 2008, the Company filed a Complaint in the United States District Court, Southern District of New York against the Commissioner of the Division for injunctive and declaratory relief. On October 20, 2008, the Company filed a motion for a preliminary injunction against the Commissioner of the Division to prevent the Division from proceeding with its administrative complaint. At the request of the Division, the parties have entered into a number of stipulations to extend the Division’s response date to the Complaint until July 17, 2009 while maintaining the status quo in the administrative complaint process to permit the parties to engage in further discussions regarding these matters. Due to these ongoing discussions, on June 25, 2009, at the request of the Court, the Company agreed to withdraw its motion for a preliminary injunction without prejudice and with the understanding that the Company could refile its motion at a future date.

On February 8, 2008, H&R Block Tax Services, Inc. brought a patent infringement action against the Company in the U.S. District Court for the Eastern District of Texas alleging infringement of two patents relating to issuing spending vehicles to an individual in exchange for the assignment of at least a portion of a payment that the individual is entitled to receive from a governmental agency, and seeking damages and injunctive relief. On April 3, 2008, the Company filed an answer denying infringement and asserting counterclaims of non-infringement and invalidity. On November 14, 2008, plaintiff moved for leave to amend the action alleging infringement of a third patent relating to providing a loan to a taxpayer prior to the end of the current year, the loan amount being based on the taxpayer’s estimated tax refund amount for such year. On December 23, 2008, the Court granted plaintiff’s motion for leave to amend. On January 12, 2009, the Company answered the amended complaint denying infringement and asserting counterclaims of non-infringement and invalidity. On March 13, 2009, the Company filed a motion for summary judgment of invalidity of all asserted patent claims. A decision on that motion is currently pending. The Court has set a trial date of May 10, 2010. The case is in its discovery and pretrial phase. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On February 16, 2009, Alicia Gomez brought a purported class action complaint against the Company in the Circuit Court of Maryland, Montgomery County, on behalf of Maryland customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Maryland’s Credit Services Businesses Act, and for an alleged violation of Maryland’s Consumer Protection Act, and seeking damages and injunctive relief. On March 18, 2009, the Company filed a motion to dismiss. On June 18, 2009, the Court granted the Company’s motion to dismiss in all respects, dismissing the plaintiff’s complaint. Plaintiff has a right to appeal.

On April 14, 2009, Quiana Norris brought a purported class action complaint against the Company in the Superior Court of Indiana, Marion County, on behalf of Indiana customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Indiana’s Credit Services Organization Act, and seeking damages and injunctive relief. On May 1, 2009, the Company filed a notice removing the complaint to the United States District Court for the Southern District of Indiana. On June 8, 2009 the Company filed a motion to dismiss. A decision by the Court is currently pending. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On April 29, 2009, Sherita Fugate brought a purported class action complaint against the Company in the Circuit Court of Missouri, Jackson County, on behalf of Missouri customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Missouri’s Credit Services Organization Act, for an alleged violation of Missouri’s Merchandising Practices Act, and seeking damages and injunctive relief. On May 29, 2009, the Company filed a motion to dismiss. The Company believes it has meritorious defenses and is contesting this matter vigorously.

The Company is from time to time subject to other legal proceedings and claims in the ordinary course of business, including vicarious liability matters more properly alleged against other parties (generally, the Company’s franchisees), none of which the Company believes is likely to have a material adverse effect on its financial position, results of operations or cash flows. However, there can be no assurance that such litigation or claims, or any future litigation or claims, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

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

Fiscal 2009		High	Low
First Quarter:	May 1-July 31, 2008	$15.65	$11.82
Second Quarter:	August 1-October 31, 2008	$17.83	$10.56
Third Quarter:	November 1, 2008-January 31, 2009	$16.70	$9.52
Fourth Quarter:	February 1-April 30, 2009	$13.76	$2.80

Fiscal 2008		High	Low
First Quarter:	May 1-July 31, 2007	$32.30	$26.86
Second Quarter:	August 1-October 31, 2007	$33.82	$25.65
Third Quarter:	November 1, 2007-January 31, 2008	$34.48	$21.60
Fourth Quarter:	February 1-April 30, 2008	$23.67	$10.90

Approximate Number of Equity Security Holders

As of May 31, 2009, there were 24 shareholders of record of our common stock.

Cash Dividends

In fiscal 2009, we declared three quarterly dividends of $0.18 per share to holders of our common stock totaling $15.5 million. In fiscal 2008, we paid four quarterly dividends of $0.18 per share to holders of our common stock totaling $21.3 million.

On March 12, 2009, we announced that our Board of Directors had voted to suspend our $0.18 per share quarterly common stock dividend. Additionally, over the remaining term of the April 2009 Amended and Restated Credit Agreement, which expires in October 2011, we will not be permitted to pay dividends.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during fiscal 2009.

Our current $200.0 million multi-year share repurchase program was initially announced on October 13, 2006. As of April 30, 2009, we have repurchased 5.7 million shares of our common stock totaling $166.3 million under this program. Additionally, over the remaining term of the April 2009 Amended and Restated Credit Agreement, which expires in October 2011, we will not be permitted to repurchase shares.

Performance Graph

The following graph assumes $100 invested on June 22, 2004, the date of our IPO, and compares (a) the percentage change in our cumulative total stockholder return on the Common Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment, during the period commencing June 22, 2004, and ending on April 30, 2009, and (B) the difference between our share price at the end and the beginning of the periods presented by (ii) the share price at the beginning of the periods presented) with (b) (i) the Russell 3000® Index; (ii) the Standard & Poor’s (“S&P”) Diversified Consumer Services Index; and (iii) the Dow Jones US Specialized Consumer Services Total Stock Market (“TSM”) Index.

	6/04	7/04	10/04	1/05	4/05	7/05	10/05
Jackson Hewitt Tax Service Inc.	$100.00	$100.87	$122.14	$129.95	$107.81	$148.64	$145.66
Russell 3000	$100.00	$97.06	$100.59	$106.11	$104.30	$113.48	$111.25
Dow Jones US Specialized Consumer Services TSM	$100.00	$88.38	$93.94	$92.22	$82.10	$96.43	$89.23
S&P Diversified Consumer Services	$100.00	$93.33	$79.88	$89.66	$86.32	$93.50	$79.87

	1/06	4/06	7/06	10/06	1/07	4/07	7/07
Jackson Hewitt Tax Service Inc.	$149.28	$177.03	$202.99	$206.60	$219.13	$165.87	$164.67
Russell 3000	$119.55	$123.16	$119.31	$129.46	$136.41	$140.99	$138.50
Dow Jones US Specialized Consumer Services TSM	$92.66	$87.06	$73.14	$81.70	$87.43	$92.77	$91.03
S&P Diversified Consumer Services	$74.09	$71.27	$66.02	$57.44	$66.16	$66.50	$71.74

	10/07	1/08	4/08	7/08	10/08	1/09	4/09
Jackson Hewitt Tax Service Inc.	$190.43	$135.62	$92.82	$97.59	$87.97	$85.56	$31.60
Russell 3000	$148.28	$132.22	$133.72	$124.20	$94.00	$80.83	$86.99
Dow Jones US Specialized Consumer Services TSM	$105.09	$85.92	$86.28	$82.82	$64.22	$62.10	$62.83
S&P Diversified Consumer Services	$89.52	$86.40	$69.15	$81.34	$79.85	$90.24	$68.58

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth our selected historical consolidated financial data as of and for each of the years in the five-year period ended April 30, 2009. You should read this information in conjunction with the information under “Part II. Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I. Item 1—Business” and our historical consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K. Our historical consolidated statements of operations data and consolidated balance sheet data as of and for each of the years in the five-year period ended April 30, 2009 has been derived from our audited consolidated financial statements. Our historical consolidated financial statements as of April 30, 2009 and 2008 and for each of the years in the three-year period ended April 30, 2009 have been included under “Part II. Item 8—Financial Statements and Supplementary Data.”

	Fiscal Year Ended April 30,
	2009	2008	2007	2006	2005
Consolidated Statements of Operations Data (Dollars in thousands, except per share amounts)
Total revenues	$248,321	$278,505	$293,196	$275,410	$232,487

Cost of company-owned office operations(1)	$68,681	$65,886	$51,706	$47,084	$42,928
Selling, general and administrative(2)	$41,618	$48,895	$35,792	$39,723	$30,397

Write-off of deferred financing costs(3)	$135	$—	$108	$2,677	$—

Net income	$19,464	$32,427	$65,380	$57,961	$49,951

Earnings per share(4):
Basic	$0.68	$1.09	$1.97	$1.61	$1.33

Diluted	$0.68	$1.09	$1.93	$1.59	$1.32

	As of April 30,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data (in thousands):
Total assets	$608,208	$600,065	$573,541	$588,082	$675,089

Long-term debt(5)	$232,000	$231,000	$127,000	$50,000	$175,000

Stockholders’ equity(4),(5)	$243,664	$236,517	$303,490	$387,923	$396,237

	Fiscal Year Ended April 30,
	2009	2008	2007	2006	2005
Other Consolidated Data:
Cash dividends declared per share	$0.54	$0.72	$0.48	$0.32	$0.21

(1)	In fiscal 2009, we incurred $6.8 million in lease termination and related expenses in connection with two separate restructuring actions.
(2)	Certain selling, general and administrative expenses that affect the comparability of our annual results are as follows:

Internal review: In fiscal 2008, we incurred $5.9 million in connection with the previously disclosed Internal Review pertaining to allegations set forth in the Department of Justice lawsuits against a former franchisee.

Employee termination expenses: In fiscal 2009 and fiscal 2008, we incurred employee termination expenses of $3.4 million and $6.4 million, respectively.

Share-based compensation related to IPO: In fiscal 2005, we incurred a share-based compensation charge of $4.5 million related to the issuance to employees of vested stock options and common stock in exchange for Cendant stock options and RSUs that were held by such employees prior to our IPO.

(3)	In fiscal 2006, we incurred a non-cash charge of $2.7 million related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes and termination of our $100.0 million five-year revolving credit facility, which was replaced with an amended credit facility.
(4)	In fiscal 2008, fiscal 2007, and fiscal 2006, we repurchased 3.5 million, 4.4 million and 2.5 million shares of our common stock, respectively, costing $99.0 million, $142.3 million and $61.3 million, respectively, under our current and previous share repurchase programs.
(5)	In connection with our IPO in June 2004, we paid a special dividend to Cendant in the amount of $306.9 million (the “Special Dividend”). The $175.0 million cash portion of the dividend was funded entirely from the net proceeds of the $175 Million Notes issuance and the remaining $131.9 million represented the cancellation of a receivable due from Cendant.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements beginning on page 49 in this Annual Report on Form 10-K.

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

Revenues that we earn consist of the following components:

Franchise operations revenues:

Our standard franchise agreement is for a term of 10 years. In 1999 and 2000, we offered our franchisees the opportunity to renew their franchise relationship with us before their franchise agreement expired. These new agreements were for a new 10-year term and approximately a third of these existing franchise agreements will come up for renewal in 2009 or 2010. We are currently working with elected representatives of our franchisee community on the development of a new franchise agreement and anticipate that this will be completed by September 30, 2009. The economic terms outlined below and other operating requirements may change in the new agreement.

Royalty Revenues: We earn royalty revenues from our franchisees. Our current franchise agreements require franchisees to pay us a royalty fee of 15% of their revenues (12% for most territories sold before mid-year 2000). In fiscal 2009, our average royalty rate was 13.65%. Franchisees earn revenues from the preparation of tax returns and from related products and services.

Marketing and Advertising Revenues: In addition to royalty revenues, franchisees pay us a marketing and advertising fee equal to 6% of their revenues.

Financial Product Fees: We earn financial product fees primarily from financial institutions that collectively provide financial products, including refund anticipation loans, to the entire network of Jackson Hewitt Tax Service offices during the tax season in the third and fourth fiscal quarters. We have agreements under which these financial institutions pay us a fixed fee to offer, process and administer such financial products through Jackson Hewitt Tax Service locations as well as variable payments upon the attainment of certain contractual growth thresholds. These Agreements expire on October 31, 2010.

We earn financial product fees from a financial institution responsible for issuing and managing our prepaid debit card program and providing line of credit products related to the card. Fees earned are based on achieving certain levels of revenues and gross profits under the program.

We earn financial product fees in connection with our Gold Guarantee product, which is an extended warranty that a customer may purchase whereby the taxpayer may be reimbursed up to a set limit for any additional tax liability owed due to an error in the preparation of the customer’s tax return.

Other Revenues: Other revenues include ancillary fees we earn from franchisees, including a $2.00 fee per tax return paid by franchisees for the processing of each electronically-transmitted tax return. We recognize revenues from processing fees at the time the tax returns are filed. In fiscal 2009, over 90% of all tax returns filed by our franchisees were filed electronically. Other revenues also include revenues that we earn from the sale or transfer of our franchise territories.

Company-owned office operations revenues:

Service Revenues: Service revenues include only revenues earned at our company-owned offices and primarily consist of fees that we earn directly from our customers for the preparation of tax returns.

Wal-Mart

On March 11, 2009, we entered into an agreement with Wal-Mart that grants us the exclusive right to provide tax preparation services within Wal-Mart stores during the 2010 and 2011 tax seasons. The Wal-Mart agreement expires on May 30, 2011 and it may be renewed for three additional one-year terms upon the mutual agreement of the parties. The Wal-Mart agreement contains certain early termination rights and indemnity obligations.

Compensation to Wal-Mart consists of fixed license fees for each Wal-Mart store in which a Jackson Hewitt Tax Service office operates, additional fees based on the number of tax returns prepared by each office in the applicable tax seasons and additional fees based on the preparation and filing of tax returns through our on-line tax preparation software, that we intend to introduce beginning in the 2010 tax season, for customers who accessed such on-line tax preparation software via walmart.com (collectively, the “Fees”). Franchised offices operating Jackson Hewitt Tax Service offices in Wal-Mart stores pursuant to the Wal-Mart Agreement are obligated under their franchise agreements with us to reimburse us for all Fees paid on their behalf to Wal-Mart.

We have been involved with Wal-Mart for many years prior to this exclusive agreement and it has historically represented a cost effective and efficient retail distribution channel from which to generate incremental tax returns. In fiscal 2009, approximately 12% of the tax returns prepared by our network were generated in stores located in Wal-Mart. Under our arrangement with Wal-Mart, with an increased level of collaboration and an aggressive joint marketing and promotion plan, the overall Wal-Mart opportunity, not just the incremental portion, offers substantial growth for us. We are in the process of adding a significant number of new, incremental Wal-Mart store locations for the 2010 tax season. We expect that a majority of these locations will be run by our franchisees and the remaining locations will be part of our company-owned operations. We believe this exclusive arrangement will help grow our network and increase our revenues.

Restructuring Actions and Other Termination Charges

Lease Termination and Related Expenses: As part of an overall effort to optimize company-owned store locations and improve profitability, in fiscal 2009, approximately 303 under-performing store locations were either closed, or we decided to exit in connection with our April 2009 restructuring action, which resulted in lease termination and related expenses of $6.8 million.

Employee Termination Expenses: As part of an initiative to achieve a lower cost structure and in connection with other personnel changes, our overall consolidated workforce was reduced by approximately 21% which resulted in employee termination expenses of $3.4 million in fiscal 2009.

Management Changes

On June 4, 2009, the employment of Michael C. Yerington, formerly our Chief Executive Officer and President, was terminated. Upon termination, Mr. Yerington also resigned as a director of our Board. On the same day, our Board of Directors announced that Harry W. Buckley was appointed Chief Executive Officer, President and a director on our Board.

On March 12, 2009, the employment of Douglas K. Foster, formerly our Chief Marketing Officer, was terminated.

Effective November 3, 2008, Mark L. Heimbouch, formerly our Chief Operating Officer, resigned.

2008 Economic Stimulus

In February 2008, President Bush signed into law the Economic Stimulus Act of 2008. The new law allowed a refundable credit against tax to low and middle-income individuals for 2008. We prepared approximately 63,000 Economic Stimulus Program (“ESP”) tax returns in fiscal 2008, which were tax returns filed by customers that had no legal requirement to file a tax return but filed a tax return solely to receive an economic stimulus payment from the IRS. We have presented certain tax return data excluding the impact of ESP tax returns in order to help investors compare, on an equivalent basis, our financial results for fiscal 2008 as compared to fiscal 2009 and fiscal 2007.

2007 Internal Review

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

	Fiscal Year Ended April 30,
	2009	2008	2007
	(In thousands)
Consolidated Results of Operations:
Revenues
Franchise operations revenues:
Royalty	$72,567	$76,549	$83,060
Marketing and advertising	31,994	33,994	37,159
Financial product fees	59,871	71,496	80,011
Other	6,227	9,934	12,776
Service revenues from company-owned office operations	77,662	86,532	80,190

Total revenues	248,321	278,505	293,196

Expenses
Cost of franchise operations	35,059	35,383	33,435
Marketing and advertising	43,828	48,388	44,247
Cost of company-owned office operations	68,681	65,886	51,706
Selling, general and administrative	41,618	48,895	35,792
Depreciation and amortization	13,194	13,233	12,266

Total expenses	202,380	211,785	177,446

Income from operations	45,941	66,720	115,750
Other income/(expense):
Interest income	1,686	1,835	1,856
Interest expense	(14,577)	(14,402)	(9,972)
Write-off of deferred financing costs	(135)	—	(108)

Income before income taxes	32,915	54,153	107,526
Provision for income taxes	13,451	21,726	42,146

Net income	$19,464	$32,427	$65,380

The following table presents selected key operating statistics for our franchise and company-owned office operations.

	Fiscal Year Ended April 30,
	2009	2008	2008(1)	2007
Operating Statistics
Offices:
Franchise operations	5,610	5,763	5,763	5,778
Company-owned office operations(2)	974	1,000	1,000	723

Total offices—system(2)	6,584	6,763	6,763	6,501

Tax returns prepared (in thousands):
Franchise operations	2,572	2,995	2,942	3,229
Company-owned office operations	383	461	451	420

Total tax returns prepared—system	2,955	3,456	3,393	3,649

Average revenues per tax return prepared:
Franchise operations(3)	$206.65	$189.15	$191.98	$191.82

Company-owned office operations(4)	$202.90	$187.69	$191.23	$190.74

Average revenues per tax return prepared—system	$206.17	$188.96	$191.88	$191.69

Financial products (in thousands)(5)	2,749	3,108	3,108	3,412

Average financial product fees per financial product(6)	$21.78	$23.00	$23.00	$23.45

(1)	Excludes the impact of fiscal 2008 ESP tax returns.
(2)	Includes 103 offices that we intend to exit in connection with our April 2009 restructuring action.
(3)	Calculated as total revenues earned by our franchisees, which does not represent revenues earned by Jackson Hewitt, divided by the number of tax returns prepared by our franchisees (see calculation below). We earn royalty and marketing and advertising revenues, which represent a percentage of the revenues received by our franchisees.
(4)	Calculated as tax return preparation revenues and related fees earned by company-owned offices (as reflected in the Consolidated Statements of Operations) divided by the number of tax returns prepared by company-owned offices.
(5)	Consists of RALs, assisted refunds and Gold Guarantee products.
(6)	Calculated as revenues earned from financial product fees (as reflected in the Consolidated Statements of Operations) divided by number of financial products.

Calculation of average revenues per tax return prepared in Franchise Operations:

	Fiscal Year Ended April 30,
	2009	2008	2008(1)	2007
	(Dollars in thousands, except per tax return prepared data)
Total revenues earned by our franchisees(A)	$531,605	$566,562	$564,875	$619,319

Average royalty rate(B)	13.65%	13.53%	13.53%	13.41%
Marketing and advertising rate(C)	6.00%	6.00%	6.00%	6.00%

Combined royalty and marketing and advertising rate(B plus C)	19.65%	19.53%	19.53%	19.41%

Royalty revenues(A times B)	$72,573	$76,549	$76,428	$83,060
Marketing and advertising revenues(A times C)	31,997	33,994	33,892	37,159

Total royalty and marketing and advertising revenues	$104,570	$110,543	$110,320	$120,219

Number of tax returns prepared by our franchisees(D)	2,572	2,995	2,942	3,229

Average revenues per tax return prepared by our franchisees(A divided by D)	$206.65	$189.15	$191.98	$191.82

(1)	Excludes the impact of fiscal 2008 ESP tax returns.

Amounts may not recalculate precisely due to rounding differences.

Fiscal Year Ended April 30, 2009 as Compared to the Fiscal Year Ended April 30, 2008

Total Revenues

Total revenues decreased $30.2 million, or 11%, primarily due to (i) a decrease in the number of tax returns prepared by our network; (ii) lower financial product fees impacted by a lower relative fixed fee component in fiscal 2009 under our current agreements with the providers of financial products; and (iii) lower territory sales as compared to fiscal 2008. Our network of franchised and company-owned offices prepared 2.96 million tax returns in fiscal 2009, a decline of 13% as compared to fiscal 2008 excluding prior year ESP tax returns (a decline of 14% including prior year ESP tax returns).

Excluding prior year ESP tax returns, average revenues per tax return prepared increased 7% as compared to last year (increased 9% including prior year ESP tax returns). Customer retention was 56% in fiscal 2009 as compared to just under 58% in fiscal 2008. Same store tax return volume decreased 12%, excluding prior year ESP tax returns (decreased 13% including prior year ESP tax returns).

We believe that a series of factors contributed towards impeding our ability to compete in the market place during the 2009 tax season. As a result, we have engaged a management consulting firm to assist us with defining the root causes of our poor performance and to assist us in formulating a strategy that will set us on a path to sustainable improved performance. An important part of the assessment process is determining the degree to which the following factors adversely affected our business in the 2009 tax season: (i) our customers’ overall experience; (ii) our locations; (iii) our pricing; (iv) our overall marketing effectiveness, especially our local marketing; (v) online encroachment; and (vi) our early season product execution. By better understanding which factors contributed most to our difficult 2009 tax season, we will be able to direct our attention and resources to improve our performance in the 2010 tax season.

An important element of our location strategy is that the maturation of our offices from which the average number of tax returns prepared per office increases as offices age. Our retail-partner locations typically prepare fewer tax returns as they tend to be smaller in size than typical storefront locations. Due to the factors discussed above, the average number of tax returns prepared per office presented in the table below decreased in most age categories as compared to fiscal 2008. The following table includes, for fiscal 2009, the average number of tax returns prepared by offices in our network, including the percentage of retail-partner locations as a percentage of total offices by age category, based upon the number of years in our network:

Number of Years in our Network	Offices as a % of Total Offices	Retail-Partner Locations as a % of Total Offices By Age	Average Number of Tax Returns Prepared per Office (Total Offices)
1	7%	20%	205
2	7%	19%	235
3	9%	14%	274
4	9%	15%	305
5	10%	29%	348
6	10%	39%	405
7+	48%	21%	558

	100%

Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses decreased $9.4 million, or 4%. Highlights were as follows:

Cost of franchise operations: Cost of franchise operations decreased $0.3 million, or 1%, primarily due to (i) lower compensation-related costs of $2.6 million; (ii) lower meetings and conferences expenses of $0.9 million; (iii) the absence of a $0.4 million charge related to the termination of franchise agreements in connection with the October 4, 2007 Acquisitions (See “Note 10—Acquisitions”); (iv) lower Gold Guarantee program costs of $0.4 million; and (v) lower miscellaneous expenses of $1.1 million (with none individually in excess of $0.3 million) due to overall improved productivity. These expenses were partially offset by a higher provision for uncollectible receivables of $4.4 million and higher amortization on development advance notes (“DANs”) of $0.7 million.

Marketing and advertising: Marketing and advertising expenses decreased $4.6 million, or 9%, primarily due to (i) lower media expense of $3.8 million; (ii) lower sponsorship-related expenses of $1.6 million; and (iii) the absence of a franchise marketing incentive related to the 2008 tax season of $1.4 million. These expenses were partially offset by higher advertising agency fees of approximately $3.0 million in connection with using a new advertising agency.

Cost of company-owned office operations: Cost of company-owned office operations increased $2.8 million, or 4%, primarily due to lease termination and related costs of $6.8 million and higher storefront occupancy costs of $2.4 million. These costs were partially offset by (i) lower seasonal labor costs of $3.5 million; (ii) lower provision for uncollectible accounts receivable of $2.3 million; and (iii) a recovery of previously written off accounts receivable of $0.7 million.

Selling, general and administrative: Selling, general and administrative expenses decreased $7.3 million, or 15%, primarily due to (i) the absence of Internal Review expenses of $5.8 million; (ii) the absence of a $5.7 million severance charge related to the departure of our former Chief Executive Officer in October 2007; (iii) lower bonus and commission expense of $1.7 million; (iv) the favorable effect of a $1.5 million insurance recovery related to a legal settlement; (v) lower share-based compensation of $1.3 million; and (vi) lower insurance premiums of $0.4 million. These costs were partially offset by (i) employee termination and related expenses of $3.4 million related to workforce reductions in the first and fourth quarters of fiscal 2009 and certain other employee terminations; (ii) higher external legal fees, net (unrelated to the Internal Review) of $3.0 million; and (iii) a charge of $2.8 million related to a legal settlement.

Other Income/(Expense)

Interest expense: Interest expense increased $0.2 million, or 1%, primarily due to a higher average debt balance, the higher credit spread and amortization of deferred financing costs related to May 2008 amendment. Partially offsetting the overall increase were lower market interest rates. Our average cost of debt was 4.9% and 5.6% in fiscal 2009 and fiscal 2008, respectively.

Provision for Income Taxes

Our effective tax rate was slightly higher in fiscal 2009 as compared to fiscal 2008 (40.87% versus 39.69%) due to a larger percentage of taxable income earned in states with higher corporate income tax rates.

Fiscal Year Ended April 30, 2008 as Compared to the Fiscal Year Ended April 30, 2007

Total Revenues

Total revenues decreased $14.7 million, or 5%, primarily due to a decrease in the number of tax returns prepared by our network, lower financial product fees earned under agreements with financial institutions and lower territory sales as compared to fiscal 2007. Excluding ESP tax returns, our network of franchised and company-owned offices prepared 3.39 million tax returns in fiscal 2008 (3.46 million total tax returns), a decline of 7% as compared to fiscal 2007 (a decline of 5% for total tax returns). These reductions were partially offset by service revenues of $15.2 million earned at the 182 company-owned offices we added in fiscal 2008 through acquisitions.

Excluding ESP tax returns, average revenues per tax return prepared remained essentially flat as compared to fiscal 2007 (a decrease of 1% for total returns). Customer retention was just under 58% in fiscal 2008 as compared to just over 60% in fiscal 2007. Same store tax return volume decreased approximately 9% excluding ESP tax returns (and was down 7% for all tax returns).

Contributors to the overall decline in the number of tax returns prepared were as follows: (i) lack of a pre-season product to help attract customers into our stores in the January and early February timeframe; (ii) the continued negative publicity surrounding the DOJ Lawsuits and the ineffectiveness of marketing messages; and (iii) the impact of our increased compliance efforts.

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

Cost of company-owned office operations: Cost of company-owned office operations increased $14.2 million, or 27%, primarily due to increased facilities expenses of $6.0 million and increased labor expenses of $5.0 million incurred to support the higher number of company-owned stores, including 141 offices in connection with the October 4, 2007 Acquisitions. Additionally, the provision for uncollectible accounts receivable, net, increased $3.1 million.

Selling, general and administrative: The increase in selling, general and administrative expenses of $13.1 million, or 37%, was primarily due to (i) management severance of $6.1 million including a $5.7 million charge related to the departure of our former Chief Executive Officer; (ii) higher Internal Review expenses of $5.4 million which included higher professional fees of $3.9 million and a $1.5 million voluntary compliance payment to the IRS; (iii) higher external legal fees (unrelated to the Internal Review) of $1.5 million; (iv) higher consulting fees of $0.7 million incurred to support our strategic initiatives; (v) higher share-based compensation of $0.7 million due to the additional equity awards granted in fiscal 2008; (vi) higher personnel related expenses of $0.6 million; and (vii) higher technology related expenses of $0.4 million. These expenses were partially offset by the absence of a $1.9 million in litigation related expenses (in connection with the previously disclosed settlement of the California Attorney General and Pierre Brailsford matters regarding the origination of RALs between 2001 and 2005) and lower commission expense of $1.2 million primarily resulting from the decrease in the number of territories sold.

Other Income/(Expense)

Interest expense: Interest expense increased $4.4 million, or 44%, primarily due to a higher average debt balance resulting from the cumulative impact of share repurchase programs. Our average cost of debt was 5.6% and 6.2% in fiscal 2008 and 2007, respectively.

Segment Results and Corporate and Other

Franchise Operations

At the core of our business strategy is the growth and development of our franchise system. We derive a significant portion of our revenues during the third and fourth fiscal quarters from royalty and marketing and advertising fees. The number of tax returns prepared by our franchise system represented 87% of the total number of tax returns prepared by our network in fiscal 2009.

	Fiscal Year Ended April 30,
	2009	2008	2007
	(In thousands)
Results of Operations:
Revenues:
Royalty	$72,567	$76,549	$83,060
Marketing and advertising	31,994	33,994	37,159
Financial product fees	59,871	71,496	80,011
Other	6,227	9,934	12,776

Total revenues	170,659	191,973	213,006

Expenses:
Cost of operations	35,059	35,383	33,435
Marketing and advertising	36,590	40,464	37,159
Selling, general and administrative	4,862	3,776	3,945
Depreciation and amortization	8,896	9,791	9,408

Total expenses	85,407	89,414	83,947

Income from operations	85,252	102,559	129,059
Other income/(expense):
Interest income	1,516	1,445	1,352

Income before income taxes	$86,768	$104,004	$130,411

Fiscal Year Ended April 30, 2009 as Compared to the Fiscal Year Ended April 30, 2008

Total Revenues

Total revenues decreased $21.3 million, or 11%, primarily for the same reasons discussed in the Consolidated Results of Operations. The number of tax returns prepared by our franchise operations decreased 13% as compared to fiscal 2008 (a decrease of 14% including prior year ESP tax returns).

Royalty and marketing and advertising: Royalty revenues decreased $4.0 million, or 5%, and marketing and advertising revenues decreased $2.0 million, or 6%, primarily due to the decrease in total revenues earned by our franchisees as a result of the decline in the number of tax returns prepared.

Financial product fees: Financial product fees decreased $11.6 million, or 16%, primarily due to the lower number of tax returns prepared and a lower annual fixed fee component under our agreements with the providers of financial products, the total revenues from which were $50.3 million in fiscal 2009 as compared to $61.3 million in fiscal 2008. Financial product fees in connection with our Gold Guarantee product and prepaid debit card program decreased $0.6 million, or 5.6%

Other revenues: Other revenues decreased $3.7 million, or 37%, primarily due to lower territory sales. Other revenues included the sale of 70 territories in fiscal 2009 as compared to 130 in fiscal 2008. We believe the decline in territory sales was due in part to the ongoing difficult economic environment.

Total Expenses

Total operating expenses decreased $4.0 million, or 5%. Highlights were as follows:

Cost of operations: Cost of operations decreased as discussed in the Consolidated Results of Operations.

Marketing and advertising: Marketing and advertising expenses decreased $3.9 million, or 10%, for the reasons discussed in the Consolidated Results of Operations. Until fiscal 2008, franchise operations typically recognized marketing and advertising expenses equal to 6% of total revenues earned by our franchisees. In both fiscal 2009 and fiscal 2008, we incurred marketing and advertising expenses in excess of our 6% obligation as a result of having committed to higher spending prior to the beginning of each tax season in anticipation of higher franchisee revenues.

Selling, general and administrative: Selling, general and administrative expenses increased $1.1 million, or 29%, primarily due to employee termination and related expenses of $1.6 million partially offset by lower bonus and recruiting expenses.

Depreciation and amortization: Depreciation and amortization expense decreased $0.9 million, or 9%, primarily due to the absence of a full year of amortization of an intangible asset that became fully amortized in December 2007.

Fiscal Year Ended April 30, 2008 as Compared to the Fiscal Year Ended April 30, 2007

Total Revenues

Total revenues decreased $21.0 million, or 10%, primarily for the same reasons discussed in the Consolidated Results of Operations. The number of tax returns prepared by our franchise operations decreased 7% as compared to fiscal 2007.

Royalty and marketing and advertising: Royalty revenues decreased $6.5 million, or 8%, and marketing and advertising revenues decreased $3.2 million, or 9%, primarily due to the decrease in total revenues earned by our franchisees as a result of the decline in the number of tax returns prepared and the sale of certain franchise operations to our company-owned segment during fiscal 2008.

Financial product fees: Revenues earned under agreements with financial institutions decreased $8.4 million, or 11%, primarily due to lower fees, including a reduction in variable payments related to the lower number of tax returns prepared. In fiscal 2008, financial product fees in connection with the financial product agreements were $61.3 million as compared to $69.2 million in fiscal 2007.

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

Marketing and advertising: Marketing and advertising expenses increased $3.3 million, or 9%, for the reasons discussed in the Consolidated Results of Operations. In fiscal 2007, franchise operations recognized marketing and advertising expenses equal to 6% of total revenues earned by our franchisees. In fiscal 2008, we incurred $6.5 million, or 19%, of expenses in excess of our 6% obligation as a result of having committed to higher spending prior to the beginning of the 2008 tax season in anticipation of higher franchisee revenues.

Company-Owned Office Operations

Complementing our franchise system are our company-owned offices. The number of tax returns prepared by our company-owned offices represented 13% of the total number of tax returns prepared within our network in fiscal 2009.

	Fiscal Year Ended April 30,
	2009	2008	2007
	(In thousands)
Results of Operations:
Revenues
Service revenues from operations	$77,662	$86,532	$80,190

Expenses
Cost of operations	68,681	65,886	51,706
Marketing and advertising	7,238	7,924	7,088
Selling, general and administrative	4,364	3,834	3,395
Depreciation and amortization	4,298	3,442	2,858

Total expenses	84,581	81,086	65,047

Income (loss) from operations	(6,919)	5,446	15,143

Income (loss) before income taxes	$(6,919)	$5,446	$15,143

Fiscal Year Ended April 30, 2009 as Compared to the Fiscal Year Ended April 30, 2008

Revenues

Service revenues from operations decreased $8.9 million, or 10%, primarily due to the lower number of tax returns prepared at the same locations we operated in last year. We earned $4.8 million from 38 offices added in fiscal 2009 through acquisitions.

Excluding prior year ESP tax returns, average revenues per tax return prepared increased by 6% (up 8% including prior year ESP tax returns due to lower pricing associated with ESP tax returns).

Total Expenses

Total expenses increased $3.5 million, or 4%. Highlights were as follows:

Cost of operations: Cost of operations increased $2.8 million, or 4%, primarily due to lease termination and related costs of $6.8 million and higher storefront occupancy costs of $2.4 million. These costs were partially offset by (i) lower seasonal labor costs of $3.5 million; (ii) lower provision for uncollectible accounts receivable of $2.3 million; and (iii) a recovery of previously written off accounts receivable of $0.7 million.

Marketing and advertising: Marketing and advertising expenses decreased $0.7 million, or 9%, primarily due to the same reasons discussed in the Consolidated Results of Operations. Company-owned office operations recognizes marketing and advertising expenses approximately equal to 6% of tax preparation revenues. In addition, company-owned office operations also recognizes regional and local marketing and advertising expenses.

Fiscal Year Ended April 30, 2008 as Compared to the Fiscal Year Ended April 30, 2007

Revenues

Service revenues from operations increased $6.3 million, or 8%, due to revenues of $15.2 million earned at the 182 offices we added in fiscal 2008 through acquisitions, partially offset by a reduction in revenues attributed to the lower number of tax returns prepared at the same locations we operated fiscal 2007 and at offices added through organic growth in fiscal 2008.

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

	Fiscal Year Ended April 30,
	2009	2008	2007
	(In thousands)
Expenses(a)
General and administrative	$26,663	$24,554	$21,979
Insurance settlement	(1,500)	—	—
Internal review	—	5,845	478
Litigation related matters	2,833	—	1,873
Employee terminations and related expenses	957	6,108	—
Share-based compensation	3,439	4,778	4,122

Total expenses	32,392	41,285	28,452

Loss from operations	(32,392)	(41,285)	(28,452)
Other income/(expense):
Interest and other income	170	390	504
Interest expense	(14,577)	(14,402)	(9,972)
Write-off of deferred financing costs	(135)	—	(108)

Loss before income taxes	$(46,934)	$(55,297)	$(38,028)

(a)	Included in selling, general and administrative in the Consolidated Statements of Operations.

Fiscal Year Ended April 30, 2009 as Compared to the Fiscal Year Ended April 30, 2008

Loss from Operations

Loss from operations decreased $8.9 million, or 22%, primarily due to (i) the absence of Internal Review expenses of $5.8 million; (ii) the absence of a $5.7 million severance charge related to the departure of our former Chief Executive Officer in October 2007; (iii) the favorable effect of a $1.5 million insurance recovery related to the settlement of the California Attorney General and Pierre Brailsford matters; (iv) lower bonus expense of $1.5 million; and (v) lower share-based compensation of $1.3 million (partially due to there being no charge associated with our performance based equity awards in fiscal 2009 and the forfeiture of 210,452 unvested equity awards in connection with the resignation of our former Chief Operating Officer in November 2008).

The overall decrease in expenses was partially offset by (i) higher external legal fees (unrelated to the Internal Review) of $3.0 million; (ii) a charge of $2.8 million related to the California Hood Matter; and (iii) higher employee termination and related expenses (excluding the severance charge related to the departure of our former Chief Executive Officer in October 2007 discussed above) of $0.5 million.

Other income/(expense)

Interest expense increased as discussed in Consolidated Results of Operations.

Fiscal Year Ended April 30, 2008 as Compared to the Fiscal Year Ended April 30, 2007

Loss from Operations

Loss from operations increased $12.8 million, or 45%, primarily due to (i) a $5.7 million severance charge related to the departure of our former Chief Executive Officer in October 2007; (ii) higher Internal Review expenses of $5.4 million which included higher professional fees of $3.9 million and a $1.5 million voluntary compliance payment to the IRS; (iii) higher external legal fees (unrelated to the Internal Review) of $1.5 million; (iv) higher consulting fees of $0.7 million incurred to support our strategic initiatives; (v) higher share-based compensation of $0.7 million due to additional equity awards granted in fiscal 2008; (vi) higher personnel related expenses of $0.6 million; and (vii) higher technology related expenses of $0.4 million. The increase in overall expenses was partially offset by the absence of a $1.9 million in litigation related expenses which was recognized in fiscal 2007.

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

Credit Agreement

In February 2009, we sought relief in connection with our consolidated leverage ratio financial covenant under our former Amended and Restated $450 Million Credit Facility in advance of the fiscal 2009 fourth quarter measurement date. Under our former Amended and Restated $450 Million Credit Facility, the consolidated leverage ratio financial covenant stepped down from 3.5:1 to 3.15:1 for the period ending April 30, 2009 during which our projections indicated that our 2009 fourth quarter EBITDA would be insufficient to achieve compliance. As a result, in April 2009, we amended our existing senior revolving credit facility (the “April 2009 Amended and Restated Credit Agreement”) primarily to provide for additional flexibility in connection with the allowable maximum consolidated leverage ratio under the credit facility covenants.

The April 2009 Amended and Restated Credit Agreement is a committed credit facility provided by a syndicate of banks with a maturity date of October 6, 2011 and is secured by all of our assets. Borrowings under the April 2009 Amended and Restated Credit Agreement are to be used to finance working capital needs, general corporate purposes, and potential acquisitions.

Under the terms of the April 2009 Amended and Restated Agreement, the principal amount available under the credit agreement was reduced from $450.0 million to $400.0 million and is comprised of an amortizing term loan of $225.0 million and a revolving credit line of $175.0 million. The term loan amortization requires mandatory payments of $25.0 million in April 2010 plus 50% of Excess Cash Flow (as defined in the credit agreement), if any, due in the first quarter of fiscal 2011, $30.0 million in April 2010 plus 50% of Excess Cash Flow, if any, due in the first quarter of fiscal 2012, and payment of the remaining principal at maturity. We believe we have the ability, and we have the intent, to refinance the $25.0 million term loan payment due in April 2010 under our April 2009 Amended and Restated Credit Agreement and, therefore, have continued to classify this portion of the debt as a long-term obligation on our consolidated balance sheet.

The maximum consolidated leverage ratio, which is the ratio of consolidated debt (measured on a trailing four-quarter basis) to consolidated Earnings Before Interest Taxes, Depreciation and Amortization, was amended to be 4.25 for the fiscal quarters ending April 30, 2009 through July 31, 2010, 4.00 for the fiscal quarter ending October 31, 2010, 3.75 for the fiscal quarter ending January 31, 2011, and 3.50 for the fiscal quarters ending April 30, 2011 through July 31, 2011.

The minimum consolidated interest coverage ratio, which is the ratio of consolidated EBITDA to consolidated interest expense, was amended to be greater than or equal to 3.00 over the remaining term of the facility.

Eurodollar borrowings now bear interest at LIBOR plus a credit spread ranging from 3.00% to 4.50%, Base rate borrowings now bear interest at the Prime Rate plus a spread of 2.00% to 3.50% and the facility now carries an annual fee ranging from 0.50% to 0.875% of the unused portion.

Over the remaining term of the April 2009 Amended and Restated Credit Agreement, we are prohibited from paying dividends or repurchasing shares of our common stock, and we will be limited to acquisitions totaling $7.0 million per year. Additionally, the credit facility contains various other customary restrictive covenants that limits our ability to, among other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on our property; (iii) enter into a merger or similar transaction; (iv) sell or transfer property except in the ordinary course of business; and (v) make other restricted payments. As of April 30, 2009, we were not aware of any instances of non-compliance with such financial or restrictive covenants. We believe that the commitment levels under our April 2009 Amended and Restated Credit Agreement will continue to support our ongoing operations and will provide sufficient liquidity to meet our cash needs during the next 12 months.

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

Credit Market Crisis

The credit markets have been experiencing unprecedented volatility and disruption causing many lenders and institutional investors to cease providing funding to even the most credit worthy borrowers or to other financial institutions. The credit crisis could limit the ability of our financial partners’ to fund, securitize or sell the financial products that are made available to our customers through our offices and negatively impact the ability of our lending syndicate to make funds available to us under our credit facility. Additionally in fiscal 2009, the credit crisis adversely impacted our franchisees ability to grow and operate their businesses, including their ability to pay amounts due us. As a result, we recorded a provision for uncollectible receivables of $4.3 million in fiscal 2009. For additional information on how the credit market crisis may adversely affect our business and financial performance, please see “Item 1A—Risk Factors.”

Sources and Uses of Cash

Operating activities

In fiscal 2009, we received $7.9 million more cash for operations as compared to fiscal 2008 due to the following:

•	Lower income tax payments of $9.0 million primarily due to the decrease in operating income between years;

•	The absence of $6.3 million in payments associated with Internal Review expenses;

•

Lower bonus payments for full-time and seasonal employees of $3.5 million as we paid $4.8 million in fiscal 2009 (accrued in fiscal 2008) as compared to $8.3 million in fiscal 2008 (accrued in fiscal 2007);

•	The absence of a $3.0 million severance payment to our former Chief Executive Officer, who departed in October 2007; and

•	Cash proceeds of $1.5 million from an insurance recovery related to the settlement of the California Attorney General and Pierre Brailsford matters.

Partially offsetting the factors discussed above were:

•	Lower fixed fees of $11.2 million received under our agreements with our financial product providers;

•	Higher occupancy costs of $2.4 million associated with maintaining a higher average number of company-owned offices as a result of fiscal 2008 acquisitions; and

•	Higher external legal fee payments of $2.0 million.

In fiscal 2008, we received $45.8 million less cash from operations as compared to fiscal 2007 due to the following:

•	Lower franchise operations revenues primarily due to a decrease in the number of tax returns prepared and lower financial product fees;

•	Higher costs of approximately $11.0 million associated with incremental labor and facilities to support the new company-owned offices opened in fiscal 2008;

•	Payments of $6.3 million associated with the Internal Review (primarily accrued in fiscal 2008):

•	Higher interest payments on our credit facility of $4.0 million primarily due to increased borrowings; and

•	Payment of $3.0 million in severance to our former Chief Executive Officer, who departed in October 2007.

Partially offsetting the factors discussed above were:

•	Lower performance bonus payments as we paid $8.3 million in fiscal 2008 (accrued in fiscal 2007) as compared to $15.8 million last year (accrued in fiscal 2006); and

•	Lower litigation settlement related payments of $7.6 million (accrued prior to fiscal 2008).

Investing activities

In fiscal 2009, we used $4.7 million less cash for investing activities as compared to fiscal 2008 due to lower cash paid for the acquisition of tax return preparation businesses of $3.2 million and lower net funding provided to franchisees of $2.7 million. Partially offsetting the overall decrease in net cash used in investing activities were higher capital expenditures of $1.2 million primarily due to higher capitalized software development costs.

In fiscal 2008, we used $13.9 million more cash for investing activities as compared to fiscal 2007 due to higher cash paid for the acquisition of tax return preparation businesses of $13.8 million and higher net funding provided to franchisees of $2.6 million. Partially offsetting the overall increase in net cash used in investing activities were lower capital expenditures of $2.5 million as fiscal 2007 included leasehold improvements and new equipment purchases associated with the relocation of our technology headquarters to a new building and lower capitalized software development costs.

Financing activities

In fiscal 2009, we used $19.8 million more cash from financing activities as compared to fiscal 2008 primarily due to a reduction of net borrowings under our credit facility of $103.0 million, and the absence of $12.0 million in proceeds from the exercise of stock options primarily by our former Chief Executive Officer, who departed in October 2007. Partially offsetting the above was the absence of $99.0 million used to repurchase shares of our common stock in fiscal 2008 and the absence of a fourth quarter dividend payment in fiscal 2009.

In fiscal 2008, we used $76.1 million less cash for financing activities as compared to fiscal 2007 primarily due to the following:

•	Higher net borrowings under our credit facility of $27.0 million;

•	Reduced spending of $43.4 million on the repurchase of shares of our common stock; and

•	Higher proceeds of $8.5 million resulting from the exercises of stock options.

Partially offsetting the overall decrease in net cash used in financing activities were higher quarterly dividend payments to stockholders of $5.5 million for which the quarterly payments were increased to $0.18 per share in fiscal 2008 as compared to $0.12 per share in fiscal 2007.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

Over the next 12 months, our primary cash requirements will be the funding of our operating activities (including contractual obligations and commitments), capital expenditure requirements, acquisitions, the funding of franchisee office expansion, repaying debt outstanding, and making periodic interest payments on our debt outstanding, as described more fully below.

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

•

Company-owned offices—Our company-owned offices complement our franchise system and are focused primarily on organic growth through the opening of new company-owned offices within existing territories as well as increasing office productivity. We also continue to pursue selective acquisition opportunities for our company-owned office segment in economically attractive, high growth markets adjacent to our current operations. Under the terms of the April 2009 Amended and Restated Credit Agreement, we are limited to annual acquisitions of $7.0 million. Expenses to operate our company-owned offices begin to increase during the third fiscal quarter and peak during the fourth fiscal quarter primarily due to the labor costs related to the seasonal employees who provide tax return preparation services to our customers.

•

Lease termination payments—We anticipate spending approximately $4 million in fiscal 2010 in connection with lease terminations accrued for in fiscal 2009 (based on certain assumptions and if we are successful in buying out of these lease commitments).

        Capital expenditures—We anticipate spending between $17 million and $20 million on capital expenditures in fiscal 2010, nearly half of which will be related to kiosks purchased in support of our expanded Wal-Mart opportunity. The majority of the remaining capital expenditures are planned for information technology upgrades, including personnel related payments capitalized for the development of internal use software.

•	Franchisee funding—We anticipate providing franchisees with funding for Conversions and to open new storefront offices as we look to build a stronger distribution system.

•

Debt service—As of June 30, 2009, we had $261.0 million outstanding under our April 2009 Amended and Restated Credit Agreement. Under the terms of the April 2009 amendment, a mandatory payment of $25.0 million is due in April 2010 in connection with the amortizing term loan of $225.0 million. Additionally, we anticipate having to spend between $22 million and $25 million on interest in fiscal 2010.

Future Sources of Cash

We borrow against our credit facility to fund operations with increases particularly during the first nine months of the fiscal year. Beginning in the fourth fiscal quarter, we expect our primary sources of cash to be royalty and marketing & advertising fees from franchisees, service revenues earned at company owned offices and financial product fees.

We plan to target and will seek to maintain a capital structure that is consistent with a low investment grade credit profile, broadly modeled in the BBB area. We have no near-term intention to seek a formal credit rating, and, given our size, we may have difficulty receiving an investment grade rating from the major rating agencies; however we use this profile for guidance. We believe that targeting this capital structure profile over the long-term will result in an appropriate balance between the needs of equity and debt providers, between financial risk and financial flexibility for our Company, while providing a prudent use of leverage to minimize Jackson Hewitt’s weighted average cost of capital. Over the remaining term of the Amended and Restated Credit Agreement, we are not permitted to pay dividends or repurchase shares of common stock.

Seasonality of Operations

Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate substantially all our revenues during the period from January 1 through April 30. In fiscal 2009 we earned 95% of our revenues during this period. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season. Additionally, the aggregate net loss in the off-season period historically has increased period over period as a result of our prior year office expansion in the company-owned segment, anticipated growth in the business and the cumulative effect of our share repurchase programs on interest expense.

Contractual Obligations

The following table presents future contractual obligations due by fiscal period as of April 30, 2009:

	2010	2011-2012	2013-2014	2015 and Thereafter	Total
	(In thousands)
Long-term debt obligations(a)	$25,000	$207,000	$—	$—	$232,000
Operating lease obligations(b)	14,550	17,081	3,187	59	34,877
Purchase obligations(c)	21,372	15,810	591	43	37,816

Total	$60,922	$239,891	$3,778	$102	$304,693

(a)	Under the terms of the April 2009 Amended and Restated Credit Agreement, the amortizing term loan portion of the credit agreement ($225.0 million) requires mandatory payments of $25.0 million in April 2010, $30.0 million in April 2011 and payment of the remaining principal at maturity (October 6, 2011). Accrued interest under the credit agreement was $1.1 million as of April 30, 2009.
(b)	Includes $5.8 million related to the 103 store locations that we intend to exit in connection with our April 2009 restructuring action.
(c)	Primarily consists of estimated fixed fees to be paid to Wal-Mart for each Wal-Mart store in which we anticipate that a Jackson Hewitt Tax Service office will be operated in during the 2010 and 2011 tax seasons. Compensation to Wal-Mart also consists of additional fees based on the number of tax returns prepared by each office in the 2010 and 2011 tax seasons and additional fees based on the preparation and filing of tax returns through our on-line tax preparation software for customers who accessed such on-line tax preparation software via walmart.com, neither of which amounts are quantifiable at this time and excluded in the above table. Franchised offices operating offices in Wal-Mart stores are contractually obligated with us to reimburse us for all fixed fees and additional fees paid on their behalf by us to Wal-Mart.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported therein. Events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our Consolidated Financial Statements were the most appropriate at that time. The following critical accounting policies may affect reported results resulting in variations in our financial results both on an interim and fiscal year basis.

Goodwill

We have $418.7 million in goodwill as of April 30, 2009. The recoverability of goodwill is subject to an annual impairment test based on the estimated fair value of our underlying businesses. We test goodwill for impairment annually in our fourth fiscal quarter, which coincides with the development of our five-year strategic operating plan. Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Significant management judgment is required in assessing whether goodwill is impaired. The carrying value of each reporting unit is determined by specifically identifying and allocating all of our consolidated assets and liabilities to each reporting unit based on various methods we deemed reasonable. Fair value of each reporting unit is estimated using an income approach which discounts future net cash flows to their present value at a rate that reflects the current return requirements of the market and risks inherent in the business. Factors affecting these future cash flows include, but are not limited to, markets and market share, tax return sales volumes and prices, cost structure, and working capital changes. Estimates are also used for our weighted average cost of capital in discounting the projected future cash flows and our long-term growth rates. In addition to the income approach, we corroborated our results with the use of market multiples for comparable companies to our reporting units.

If our estimates of fair value change due to changes in our businesses or other factors, we may determine that an impairment charge is necessary. Such a non-cash charge would be equal in amount to the excess of the carrying amount of a reporting unit’s goodwill over its implied fair value and would be recognized as a component of operating income in the reporting period identified. We consider historical experience and all available information at the time the fair value of our reporting units are estimated. However, fair values that could be realized in an actual transaction may differ from those used by us to evaluate the impairment of our goodwill. We concluded as of April 30, 2009 that the fair value exceeded the net carrying value for each of our reporting units, thereby indicating no impairment in fiscal 2009.

Other Indefinite-Lived Intangible Assets

We have $83.6 million in indefinite-lived intangible assets as of April 30, 2009. Other indefinite-lived intangibles, which consist of our trademarks, include reacquired rights under franchise agreements from acquisitions, and are recorded at their fair value as determined through purchase accounting. Our trademarks are reviewed for impairment annually in our fourth fiscal quarter. Additionally, we review the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of our trademarks is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference.

For purposes of impairment testing, we estimate fair value using the relief from royalty approach, which is an income based approach. We evaluated our estimates, which are based on historical experience and various other assumptions that are believed to be reasonable, including a fair royalty rate, revenues from our five-year strategic operating plan, our weighted average cost of capital and long-term growth rate.

A significant downward revision in the present value of estimated future cash flows for our trademarks could result in an impairment. Such a non-cash charge would be limited the difference between the carrying amount of the intangible asset and its fair value and would be recognized as a component of operating income in the reporting period identified. We concluded as of April 30, 2009 that the fair value exceeded the carrying value of our trademarks, thereby indicating no impairment in fiscal 2009.

Accounting Standards Issued But Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R was effective for us as of May 1, 2009 and will be applied prospectively to business combinations that have an acquisition date on or after May 1, 2009.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the implementation of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The aspects that have been deferred by FSP FAS 157-2 were effective for us beginning May 1, 2009. The adoption of FSP FAS 157-2 is not expected to have a material impact on our Consolidated Financial Statements.

In April 2008, the FASB issued Staff Position FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP 142-3 was effective for us beginning May 1, 2009. We will apply the FSP prospectively to intangible assets acquired.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic EPS. FSP EITF 03-6-1 was effective for us beginning May 1, 2009. We have not historically granted share-based payment awards that entitled their holders to receive non-forfeitable dividends before vesting; therefore the adoption of this EITF is not expected to have any impact to us.

In May 2009, the FASB issued FAS 165, “Subsequent Events.” FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for us beginning in the first quarter of fiscal 2010.

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

In connection with extending the maturity date under the amended and restated credit facility in October 2006, we entered into interest rate collar agreements to become effective after the initial interest rate swap agreements terminate. The interest rate collar agreements were entered into with financial institutions to limit the variability of expense/payments on $50.0 million of floating-rate borrowings during the period from July 2010 to October 2011 to a range of 5.5% (the cap) and 4.6% (the floor). These interest rate collar agreements were determined to be cash flow hedges in accordance with SFAS No. 133, as Amended.

We have financial market risk exposure related primarily to changes in interest rates. As discussed above, we attempt to reduce this risk through the utilization of derivative financial instruments. A hypothetical 1% change in the interest rate on our floating-rate borrowings outstanding as of April 30, 2009, excluding our $100.0 million of hedged borrowings whereby we fixed the interest rate, at an average ranging from 4.4% to 4.5%, would result in an annual increase or decrease in income before income taxes of $1.3 million. The estimated increase or decrease is based upon the level of variable rate debt as of April 30, 2009 and assumes no changes in the volume or composition of debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jackson Hewitt Tax Service Inc.

Parsippany, NJ

We have audited the accompanying consolidated balance sheets of Jackson Hewitt Tax Service Inc. and subsidiaries (the “Company”) as of April 30, 2009 and April 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2009. Our audits also included the financial statement schedule listed in Item 15A. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jackson Hewitt Tax Service Inc. and subsidiaries at April 30, 2009 and April 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, effective May 1, 2007, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 2, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, NJ

July 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jackson Hewitt Tax Service Inc.

Parsippany, NJ

We have audited the internal control over financial reporting of Jackson Hewitt Tax Service Inc. and subsidiaries (the “Company”) as of April 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended April 30, 2009 of the Company and our report dated July 2, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, effective May 1, 2007.

/s/ DELOITTE & TOUCHE LLP

Parsippany, NJ

July 2, 2009

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	As of April 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$306	$4,594
Accounts receivable (net of allowance for doubtful accounts of $1,869 and $694, respectively)	24,272	17,850
Notes receivable, net	6,569	6,033
Prepaid expenses and other	14,195	13,241
Deferred income taxes	5,601	200

Total current assets	50,943	41,918
Property and equipment, net	27,685	32,099
Goodwill	418,674	414,887
Other intangible assets, net	87,324	86,458
Notes receivable, net	4,146	6,035
Other non-current assets, net	19,436	18,668

Total assets	$608,208	$600,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$33,693	$34,851
Income taxes payable	48,305	48,531
Deferred revenues	10,370	8,264

Total current liabilities	92,368	91,646
Long-term debt	232,000	231,000
Deferred income taxes	23,589	27,298
Other non-current liabilities	16,587	13,604

Total liabilities	364,544	363,548

Commitments and Contingencies (Note 20)
Stockholders’ equity:
Common stock, par value $0.01; Authorized 200,000,000 shares;
Issued: 39,290,418 and 38,867,231 shares, respectively	393	389
Additional paid-in capital	388,136	383,084
Retained earnings	161,988	158,011
Accumulated other comprehensive loss	(4,178)	(2,306)
Less: Treasury stock, at cost: 10,527,879 and 10,440,491 shares, respectively	(302,675)	(302,661)

Total stockholders’ equity	243,664	236,517

Total liabilities and stockholders’ equity	$608,208	$600,065

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2009	2008	2007
Revenues
Franchise operations revenues:
Royalty	$72,567	$76,549	$83,060
Marketing and advertising	31,994	33,994	37,159
Financial product fees	59,871	71,496	80,011
Other	6,227	9,934	12,776
Service revenues from company-owned office operations	77,662	86,532	80,190

Total revenues	248,321	278,505	293,196

Expenses
Cost of franchise operations	35,059	35,383	33,435
Marketing and advertising	43,828	48,388	44,247
Cost of company-owned office operations	68,681	65,886	51,706
Selling, general and administrative	41,618	48,895	35,792
Depreciation and amortization	13,194	13,233	12,266

Total expenses	202,380	211,785	177,446

Income from operations	45,941	66,720	115,750
Other income/(expense):
Interest income	1,686	1,835	1,856
Interest expense	(14,577)	(14,402)	(9,972)
Write-off of deferred financing costs	(135)	—	(108)

Income before income taxes	32,915	54,153	107,526
Provision for income taxes	13,451	21,726	42,146

Net income	$19,464	$32,427	$65,380

Earnings per share:
Basic	$0.68	$1.09	$1.97

Diluted	$0.68	$1.09	$1.93

Weighted average shares outstanding:
Basic	28,484	29,649	33,262

Diluted	28,519	29,872	33,812

Cash dividends declared per share:	$0.54	$0.72	$0.48

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, April 30, 2006	37,844	$378	$350,526	$97,413	$933	(2,538)	$(61,327)	$387,923
Exercise of stock options	226	3	3,522	—	—	—	—	3,525
Common stock repurchases	—	—	—	—	—	(4,416)	(142,343)	(142,343)
Employee share-based compensation	—	—	3,834	—	—	—	—	3,834
Issuance of RSUs	—	—	288	—	—	—	—	288
Tax benefit from exercise of stock options, net	—	—	1,281	—	—	—	—	1,281
Dividends declared	—	—	—	(15,813)	—	—	—	(15,813)
Dividends on RSUs	—	—	18	(18)	—	—	—	—
Change in fair value of derivatives, net of tax of $390	—	—	—	—	(585)	—	—	(585)
Net income	—	—	—	65,380	—	—	—	65,380

Balance, April 30, 2007	38,070	381	359,469	146,962	348	(6,954)	(203,670)	303,490
Exercise of stock options	774	8	12,011	—	—	—	—	12,019
Issuance of restricted stock	23	—
Common stock repurchases	—	—	—	—	—	(3,486)	(98,991)	(98,991)
Employee share-based compensation	—	—	7,341	—	—	—	—	7,341
Issuance of RSUs	—	—	345	—	—	—	—	345
Tax benefit from exercise of stock options, net	—	—	3,882	—	—	—	—	3,882
Dividends declared	—	—	—	(21,342)	—	—	—	(21,342)
Dividends on RSUs	—	—	36	(36)	—	—	—	—
Change in fair value of derivatives, net of tax of $1,769	—	—	—	—	(2,654)	—	—	(2,654)
Net income	—	—	—	32,427	—	—	—	32,427

Balance, April 30, 2008	38,867	389	383,084	158,011	(2,306)	(10,440)	(302,661)	236,517
Exercise of stock options	1	—	10	—	—	—	—	10
Issuance of restricted stock	422	4	(4)	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	(88)	(14)	(14)
Employee share-based compensation	—	—	3,094	—	—	—	—	3,094
Issuance of RSUs	—	—	345	—	—	—	—	345
Expired stock options	—	—	(1,783)	—	—	—	—	(1,783)
Other	—	—	(53)	—	—	—	—	(53)
Dividends declared	—	—	—	(15,449)	—	—	—	(15,449)
Dividends on RSUs	—	—	38	(38)	—	—	—	—
Change in fair value of derivatives, net of tax of $1,248	—	—	—	—	(1,872)	—	—	(1,872)
Adjustment to Special Dividend (Note 16)	—	—	3,405	—	—	—	—	3,405
Net income		—	—	19,464		—	—	19,464

Balance, April 30, 2009	39,290	$393	$388,136	$161,988	$(4,178)	(10,528)	$(302,675)	$243,664

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended April 30,
	2009	2008	2007
Operating Activities:
Net income	$19,464	$32,427	$65,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,194	13,233	12,266
Amortization of development advances	2,367	1,625	1,312
Provision for uncollectible receivables, net	6,912	5,395	2,533
Share-based compensation	3,439	7,686	4,122
Loss on disposal of long-lived assets	534	—	—
Deferred income taxes	(5,912)	(407)	109
Excess tax benefits on stock options exercised	—	(3,882)	(1,281)
Other	385	208	274
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(9,191)	(5,976)	(957)
Notes receivable	727	1,800	908
Prepaid expenses and other	(1,566)	(1,768)	(2,067)
Accounts payable, accrued and other liabilities	8,803	(7,039)	(13,899)
Income taxes payable	1,343	(6,473)	11,238
Deferred revenues	1,396	(2,880)	(157)

Net cash provided by operating activities	41,895	33,949	79,781

Investing Activities:
Capital expenditures	(7,603)	(6,441)	(8,949)
Funding provided to franchisees	(6,550)	(9,364)	(6,489)
Proceeds from repayments by franchisees	2,271	2,426	2,133
Cash paid for acquisitions	(14,504)	(17,669)	(3,828)

Net cash used in investing activities	(26,386)	(31,048)	(17,133)

Financing Activities:
Common stock repurchases	—	(98,991)	(142,343)
Borrowings under revolving credit facilities	221,000	478,000	381,000
Repayment of borrowings under revolving credit facilities	(220,000)	(374,000)	(304,000)
Dividends paid to stockholders	(15,341)	(21,342)	(15,813)
Debt issuance costs	(4,208)	(110)	(561)
Proceeds from issuance of common stock	10	12,019	3,525
Excess tax benefits on stock options exercised	—	3,882	1,281
Change in cash overdrafts	(1,258)	542	806

Net cash used in financing activities	(19,797)	—	(76,105)

Net increase (decrease) in cash and cash equivalents	(4,288)	2,901	(13,457)
Cash and cash equivalents, beginning of fiscal year	4,594	1,693	15,150

Cash and cash equivalents, end of fiscal year	$306	$4,594	$1,693

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$19,584	$28,625	$29,824

Interest	$13,804	$13,698	$9,711

Supplemental disclosure for non-cash investing and financing transactions:
Adjustment to Special Dividend (Note 16)	$3,405	$—	$—

Accrued purchase price obligations	$2,046	$10,853	$1,805

Purchase accounting adjustments (Note 4)	$(832)	$(125)	$(2,459)

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

In presenting the Consolidated Financial Statements, management makes certain estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In the opinion of management, the accompanying Consolidated Financial Statements contain all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.

Comprehensive Income

The Company’s comprehensive income is comprised of net income from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive income, net of tax, are as follows:

	Fiscal Year Ended April 30,
	2009	2008	2007
	(in thousands)
Net income	$19,464	$32,427	$65,380
Changes in fair value of derivatives (Note 12)	(1,872)	(2,654)	(585)

Total comprehensive income	$17,592	$29,773	$64,795

Computation of earnings per share

Basic earnings per share is calculated as net income divided by the weighted average number of common shares and vested shares of restricted stock outstanding during the year. Diluted earnings per share is calculated by dividing net income by an adjusted weighted average number of common shares outstanding during the year assuming conversion of potentially dilutive securities arising from stock options outstanding and shares of unvested restricted stock.

For fiscal 2009, both basic and dilutive earnings per share computations exclude all performance vesting awards since the performance conditions were not met. See “Note 13—Share-Based Payments” for additional information on the Company’s performance vesting awards.

The following table summarizes the basic and diluted weighted average shares outstanding for the earnings per share calculation:

	Fiscal Year Ended April 30,
	2009	2008	2007
	(In thousands)
Weighted average shares outstanding—basic	28,484	29,649	33,262
Effective of dilutive securities:
Stock options	3	211	550
Shares of restricted stock	32	12	—

Weighted average shares outstanding—dilutive	28,519	29,872	33,812

The following table summarizes the anti-dilutive securities that were excluded from the computation of the effect of dilutive securities on earnings per share and includes anti-dilutive stock options with exercise prices greater than the average market prices for the Company’s common stock and shares of restricted stock which were anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method.

	Fiscal Year Ended April 30,
	2009	2008	2007
	(In thousands)
Stock options	2,652	1,134	40
Shares of restricted stock	145	—	—

Total anti-dilutive securities	2,797	1,134	40

2. ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED AND SIGNIFICANT ACCOUNTING POLICIES

Accounting Standards Issued But Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R was effective for the Company as of May 1, 2009 and will be applied prospectively to business combinations that have an acquisition date on or after May 1, 2009.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the implementation of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The aspects that have been deferred by FSP FAS 157-2 were effective for the Company beginning May 1, 2009. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In April 2008, the FASB issued Staff Position FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP 142-3 was effective for the Company beginning May 1, 2009. The Company will apply the FSP prospectively to intangible assets acquired.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic EPS. FSP EITF 03-6-1 was effective for the Company beginning May 1, 2009. The Company has not historically granted share-based payment awards that entitled their holders to receive non-forfeitable dividends before vesting; therefore the adoption of this EITF is not expected to have any impact to the Company.

In May 2009, the FASB issued FAS 165, “Subsequent Events.” FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for the Company beginning in the first quarter of fiscal 2010.

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

Consolidation Policy

The Consolidated Financial Statements include the accounts and transactions of Jackson Hewitt Tax Service Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. As of April 30, 2009 and April 30, 2008, $1.3 million and $1.3 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

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

Major improvements are capitalized and maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheet and any gain or loss is reflected in the Consolidated Statement of Operations.

Certain costs of software developed or obtained for internal use are capitalized beginning in the developmental phase of a project and amortized on a straight-line basis, from three to ten years, when such software is substantially ready for use. These costs include payments made to third parties and the compensation of employees developing such software. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing software, are expensed as incurred. Unamortized costs were $16.4 million and $20.7 million as of April 30, 2009 and April 30, 2008, respectively.

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

Financial Product Fees: The Company earns financial product fees primarily from financial institutions that collectively provide financial products, including refund anticipation loans, to the entire network of Jackson Hewitt Tax Service offices during the tax season in the third and fourth fiscal quarters. The Company has agreements under which these financial institutions pay the Company a fixed fee to offer, process and administer such financial products through Jackson Hewitt Tax Service locations as well as variable payments upon the attainment of certain contractual growth thresholds. The Company recognizes the fixed fees over the course the tax season as financial products are sold to customers through the financial institutions and variable fees are recognized as earned.

The Company also earns financial product fees from a financial institution responsible for issuing and managing the Company’s prepaid debit card program and providing line of credit products related to the card. The Company recognizes financial product fees in connection with the prepaid debit card program when it receives payment, which is based on achieving certain levels of revenues and gross profits under the program.

The Gold Guarantee product is an extended warranty that a customer my purchase whereby the taxpayer may be reimbursed up to a set limit for any additional tax liability owed due to an error in the preparation of the customer’s tax return. The Company recognizes revenues ratably over the product’s life, which approximates 36 months.

Tax Season 2009

During tax season 2009, Santa Barbara Bank & Trust (“SBB&T”) and Republic Bank & Trust Company (“Republic”) collectively provided financial products, including refund anticipation loans, to the entire network of Jackson Hewitt Tax Service offices, with SBB&T providing a majority of the financial products.

SBB&T: In September 2007 the Company entered into an Amended and Restated Program Agreement and Amended and Restated Technology Services Agreement with SBB&T under which the Company may earn fixed and variable fees in connection with such financial products. These Agreements expire on October 31, 2010. The agreements with SBB&T also provide them with termination rights in the event of certain circumstances. In lieu of these termination rights, the fixed fees paid to the Company may be adjusted during the tax season. As of April 30, 2009, the Company had $2.0 million recorded in deferred revenues related to a 2009 tax season adjustment which will be recognized in the 2010 tax season.

Republic Bank: On December 2, 2008, the Company entered into the First Amendment to Program Agreement (the “Republic Program Agreement”) with Republic and the First Amendment to Technology Services Agreement (the “Republic Technology Services Agreement”). The primary purposes of these amendments were to establish the number of Jackson Hewitt Tax Service locations during the 2009 tax season in which Republic would provide such financial products, the fees to be paid by Republic to the Company for the 2009 tax season and certain compliance parameters.

The Republic Program Agreement provided Republic with the right to retain certain monies otherwise payable to the Company by Republic in the event that Republic failed to attain a minimum level of profitability or number of financial products or if Republic incurred costs in connection with the Company’s failure to maintain a minimum level of compliance with Republic’s policies and procedures. Republic must initially measure the profitability and compliance thresholds by July 31, 2009. The Company determined as of April 30, 2009 that it is unlikely there will be a recovery, if any, based on the criteria within the Republic Program Agreement. These Agreements expire on October 31, 2010.

During tax season 2009, the Company’s ipower Card (prepaid Visa card) was administered through MetaBank.

MetaBank: On November 17, 2008, the Company entered into an Amended and Restated Marketing Agreement (“Marketing Agreement”) with MetaBank d/b/a Meta Payment Systems (“MetaBank”). Under the Marketing Agreement, MetaBank is responsible for issuing and managing the Company’s prepaid debit card program and providing line of credit products related to the card. The Marketing Agreement expires on October 31, 2011.

Tax Season 2008

During tax season 2008, Republic, SBB&T and HSBC Taxpayer Financial Services Inc. (“HSBC”) collectively provided financial products to the entire network of Jackson Hewitt Tax Service offices, with SBB&T providing a majority of the financial products.

The Company entered into Program and Technology Services Agreements with Republic and SBB&T in September 2007 and Amended and Restated Program and Technology Services Agreements with HSBC in October 2007. The agreements with HSBC expired in October 2008.

Under the respective Agreements with Republic, SBB&T and HSBC, each financial product provider paid the Company a fixed annual fee as well as variable payments upon the attainment of certain contractual growth thresholds.

Tax Season 2007

In tax season 2007, under the financial product agreements with HSBC and SBB&T that were executed in 2006, the Company earned a fixed annual fee as well as variable payments upon the attainment of certain contractual growth thresholds.

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

Advertising Expenses

Advertising costs are expensed in the period incurred. Advertising expenses, which are included as a component of marketing and advertising expenses, were $36.4 million, $41.0 million and $40.7 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

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

3. PROPERTY AND EQUIPMENT

	As of April 30,
	2009	2008
	(In thousands)
Computer software	$59,169	$56,132
Furniture, fixtures and equipment	25,065	22,419
Leasehold improvements	8,195	7,451
Software under development	1,370	333

	93,799	86,335
Less accumulated depreciation and amortization	(66,114)	(54,236)

Property and equipment, at cost, net	$27,685	$32,099

Depreciation and amortization expense related to property and equipment was $11.7 million, $11.0 million, and $9.6 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively (including $7.4 million, $7.4 million and $6.5 million, respectively, related to computer software).

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2007	$336,767	$56,441	$393,208
Additions (Note 10)	—	21,804	21,804
Purchase accounting adjustments	—	(125)	(125)

Balance as of April 30, 2008	336,767	78,120	414,887
Additions (Note 10)	—	4,619	4,619
Purchase accounting adjustments	—	(832)	(832)

Balance as of April 30, 2009	$336,767	$81,907	$418,674

Other intangible assets consisted of:

	As of April 30, 2009			As of April 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(15,605)	$447	$16,052	$(15,500)	$552
Customer relationships(b)	12,449	(9,246)	3,203	10,784	(7,903)	2,881
Acquired tradename	53	(4)	49	—	—	—

Total amortizable other intangible assets	$28,554	$(24,855)	3,699	$26,836	$(23,403)	3,433

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000
Reacquired franchise rights (Note 10)			2,625			2,025

Total unamortizable other intangible assets			83,625			83,025

Total other intangible assets, net			$87,324			$86,458

(a)	Amortized using the straight-line method over a period of ten years.
(b)	Consists of customer lists and non-compete agreements. Customer lists are amortized using the double declining method over a period of five years and non-compete agreements are amortized using the straight-line method over a period of two to six years.

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2007	$82,658	$2,135	$84,793
Additions (Note 10)	2,025	1,846	3,871
Amortization	(1,106)	(1,100)	(2,206)

Balance as of April 30, 2008	83,577	2,881	86,458
Additions (Note 10)	600	1,718	2,318
Amortization	(105)	(1,347)	(1,452)

Balance as of April 30, 2009	$84,072	$3,252	$87,324

Amortization expense relating to other intangible assets was as follows:

	Fiscal Year Ended April 30,
	2009	2008	2007
	(In thousands)
Franchise agreements	$105	$1,106	$1,605
Customer relationships	1,343	1,100	1,065
Acquired tradename	4	—	—

Total	$1,452	$2,206	$2,670

The Company generally uses the double-declining balance method for amortizing intangible assets-customer relationships, which results in lower amortization as intangible assets enter the later years of their amortizable lives.

Estimated amortization expense related to other intangible assets for each of the fiscal years ended April 30 is as follows:

Amount
(In thousands)
2010	$1,372
2011	1,048
2012	682
2013	423
2014	163
2015 and thereafter	11

Total	$3,699

5. FRANCHISE AND COMPANY-OWNED OFFICES IN OPERATION

Offices:	2009	2008	2007
Franchise
Beginning balance	5,763	5,778	5,379
Additions	386	426	629
Disposals	(535)	(272)	(230)
(Sales to) purchases from company-owned, net(b)	(4)	(169)	—

Ending balance	5,610	5,763	5,778

Company-owned
Beginning balance	1,000	723	643
Additions	159	124	104
Disposals	(189)	(16)	(24)
Purchases from (sales to) franchise operations, net(b)	4	169	—

Ending balance(a)	974	1,000	723

Consolidated
Beginning balance	6,763	6,501	6,022
Additions	545	550	733
Disposals	(724)	(288)	(254)

Ending balance(a)	6,584	6,763	6,501

(a)	Includes 103 offices that the Company intends to exit in connection with its April 2009 restructuring action (Note 18).
(b)	For fiscal 2008, includes 141 offices in connection with October 4, 2007 Acquisitions. See “Note 10—Acquisitions.”

The Company earns revenues from the sale of territories. Initial franchise fees totaled $1.3 million, $2.8 million, and $4.5 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, and are included in other revenues in the Consolidated Statements of Operations.

6. PREPAID EXPENSES AND OTHER

	As of April 30,
	2009	2008
	(In thousands)
Prepaid Gold Guarantee	$6,704	$6,864
Prepaid rent	1,184	1,117
Prepaid franchisee convention costs	1,030	1,121
Prepaid insurance	756	756
Other prepaid expenses	1,550	1,769
Investments, at fair value (Note 15)	278	1,078
Other receivables	2,693	536

Total prepaid expenses and other	$14,195	$13,241

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

In addition, the Company provided financing to franchisees of $3.8 million, $5.7 million and $4.5 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, primarily for store expansion. These notes accrue interest annually with an average annual interest rate of approximately 10%, and have maturity dates ranging from 2009 to 2013.

	As of April 30,
	2009	2008
	(In thousands)
Notes receivable	$12,887	$13,065
Less allowance for uncollectible amounts	(2,172)	(997)

Notes receivable, net	10,715	12,068
Less current portion, net	(6,569)	(6,033)

Notes receivable, net—non-current	$4,146	$6,035

8. DEVELOPMENT ADVANCES

In certain situations, the Company provides financial support evidenced by DANs for Conversions. Assuming the Conversion meets certain performance standards, the DANs are forgiven over a period approximating 10 years. If performance standards are not met, then the DANs become due and payable by the franchisee. The performance standards consist of the Conversion achieving, during each of the 10 years of the forgiveness period, (a) gross volume of at least 90% of the revenues earned and at least 90% number of tax returns prepared during the tax season immediately preceding the year of Conversion (“Base Year”), or (b) 100% of the revenues for the Base Year. The Company evaluates the respective franchisee’s performance standards and on a quarterly basis conducts an analysis of each franchisee’s financial performance and outstanding receivables to determine recoverability with respect to DANs. If it is determined that a portion of the DANs are uncollectible, an adjustment is made to an allowance account.

The DANs are reflected in other non-current assets on the Company’s Consolidated Balance Sheets and the Company amortizes the DANs over the period in which they are forgiven. Amortization of DANs and provision for uncollectible amounts in connection with DANs are included in cost of franchise operations in the Consolidated Statements of Operations.

	As of April 30,
	2009	2008
	(In thousands)
Unamortized development advances	$9,156	$10,618
Less allowance	(880)	(503)

Development advances, net	$8,276	$10,115

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of April 30,
	2009	2008
	(In thousands)
Accounts payable	$3,410	$3,439
Accrued compensation and related withholdings	5,019	7,482
Accrued franchisee incentives	3,822	4,051
Accrued lease termination costs (Note 18)	3,229	—
Accrued legal settlement	2,833	—
Accrued purchase price obligations (Note 10)	2,602	10,853
Accrued advertising and marketing	2,262	818
Accrued employee termination and related (Note 18)	2,062	—
Accrued professional fees	1,669	677
Outstanding checks in excess of funds on deposit	1,258	1,348
Accrued interest (Note 11)	1,122	940
Other	4,405	5,243

Total accounts payable and accrued liabilities	$33,693	$34,851

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

Fiscal 2009 Acquisitions

In fiscal 2009, the Company acquired substantially all of the assets of 11 tax return preparation businesses and began operating these stores as company-owned locations in the 2009 tax season. Four of these businesses were acquired from franchisees. The Company evaluated the preexisting business relationships with these franchisees and determined that there was no settlement loss from unfavorable franchise rights. The total cost of the entities acquired in fiscal 2009 was $7.0 million, of which $4.7 million was paid at the closings. The total cost of the acquired entities was allocated (i) $0.3 million to property and equipment, (ii) $2.3 million to intangible assets (including $0.6 million in reacquired franchise rights) and (iii) $4.4 million to goodwill. As of April 30, 2009, the Company has recorded accrued purchase price obligations of $2.0 million in current liabilities related to fiscal 2009 acquisitions and such amounts become due in the Company’s first quarter of fiscal 2010.

Fiscal 2008 Acquisitions

On October 4, 2007, the Company acquired substantially all of the assets of the tax return preparation businesses in the Atlanta, Chicago, and Detroit markets (collectively, the “October 4, 2007 Acquisitions”) from a former franchisee and began operating those stores as company-owned locations beginning in the 2008 tax season. Total consideration under the terms of the purchase agreements was $19.1 million in cash, with fifty percent paid at closing. The total cost of the acquired entities, under the terms of the purchase agreements, was assigned as follows:

(In millions)
Settlement loss from unfavorable franchise rights(a)	$0.4
Property and equipment	1.3
Reacquired rights under franchise agreements(b)	1.5
Goodwill(c)	15.9

Total cost of the acquired entities under the terms of the purchase agreements	$19.1

(a)	The settlement loss from unfavorable franchise rights, included in the accompanying Consolidated Statements of Operations in fiscal 2008, was recognized in accordance with Emerging Issues Task Force Issue 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-01”) that requires any preexisting business relationship between parties to a business combination be evaluated and accounted for separately. Under EITF 04-01, the franchise agreements acquired in the October 4, 2007 Acquisitions with royalty rates below the current 15% royalty rate that the Company receives on new franchise agreements were required to be valued and recognized as an expense and excluded from the purchase price paid for the October 4, 2007 Acquisitions. The amount charged to expense represents the estimated amount by which the 12% royalty rate is lower than the 15% royalty rate over the remaining life of the respective franchise agreements.
(b)	The reacquired franchise rights represent the exclusive right to operate the tax return preparation businesses under the Jackson Hewitt brand that the Company had granted to the former franchisee. The life of these reacquired rights was determined to be commensurate with the life of the Company’s existing trade name. The amount allocated to the reacquired rights represented the current fair market value and is recorded as an indefinite-lived intangible asset on the Consolidated Balance Sheets as of April 30, 2009 and April 30, 2008.
(c)	Reduced by $0.4 million in the first quarter of fiscal 2009 due to a purchase price adjustment.

In addition to the above acquisitions, in fiscal 2008, the Company acquired 12 other tax return preparation businesses with the total cost of the acquired entities being $8.5 million, of which $6.3 million was paid at the closings. The total cost of the acquired entities was allocated (i) $0.3 million to property and equipment, (ii) $2.4 million to intangible assets (including $0.6 million in reacquired franchise rights) and (iii) $5.8 million to goodwill. As of April 30, 2008, accrued purchase price obligations included $0.4 million related to a contractual requirement that the acquired entities achieve specified revenue levels during the 2008 tax season.

Fiscal 2007 Acquisitions

In fiscal 2007, the Company acquired five tax return preparation businesses with the total cost of the acquired entities being $4.3 million, of which $2.5 million was paid at closings and $1.8 million was included as a current liability at April 30, 2007.

All goodwill associated with acquisitions in fiscal 2009, fiscal 2008 and fiscal 2007 was allocated to the company-owned office operations segment and is deductible for tax purposes.

11. DEBT

April 2009 Amended and Restated Credit Agreement

In February 2009, the Company sought relief in connection with the Company’s consolidated leverage ratio financial covenant under its former Amended and Restated $450 Million Credit Facility in advance of the fiscal 2009 fourth quarter measurement date. Under the Company’s former Amended and Restated $450 Million Credit Facility, the consolidated leverage ratio financial covenant stepped down from 3.5:1 to 3.15:1 for the period ending April 30, 2009 during which the Company’s projections indicated that its 2009 fourth quarter EBITDA would be insufficient to achieve compliance. As a result, in April 2009, the Company’s senior revolving credit facility (the “April 2009 Amended and Restated Credit Agreement”) was amended primarily to provide for additional flexibility in connection with the allowable maximum consolidated leverage ratio under the credit facility covenants.

The April 2009 Amended and Restated Credit Agreement is a committed credit facility provided by a syndicate of banks with a maturity date of October 6, 2011, and is secured by all of the assets of the Company. Borrowings under the April 2009 Amended and Restated Credit Agreement are to be used to finance working capital needs, general corporate purposes, and potential acquisitions.

Under the terms of the credit agreement, the borrowing capacity was reduced from $450 million to $400 million and is comprised of an amortizing term loan of $225.0 million and a revolving credit line of $175.0 million. The term loan amortization requires mandatory payments of $25.0 million in April 2010 plus 50% of Excess Cash Flow, (as defined in the credit agreement), if any, due in the first quarter of fiscal 2011, $30.0 million in April 2010 plus 50% of Excess Cash Flow, if any, due in the first quarter of fiscal 2012, and payment of the remaining principal at maturity. As of April 30, 2009, we had $232 million outstanding under our credit agreement and a remaining borrowing capacity of $168.0 million. The Company believes it has the ability, and it has the intent, to refinance the $25.0 million term loan payment due in April 2010 under its April 2009 Amended and Restated Credit Agreement and, therefore, has continued to classify this portion of the debt as a long-term obligation on its consolidated balance sheet.

The maximum consolidated leverage ratio, which is the ratio of consolidated debt (measured on a trailing four-quarter basis) to consolidated Earnings Before Interest Taxes, Depreciation and Amortization, was amended to be 4.25 for the fiscal quarters ending April 30, 2009 through July 31, 2010, 4.00 for the fiscal quarter ending October 31, 2010, 3.75 for the fiscal quarter ending January 31, 2011, and 3.50 for the fiscal quarters ending April 30, 2011 through July 31, 2011. As of April 30, 2009, the consolidated leverage ratio was 3.7.

The minimum consolidated interest coverage ratio, which is the ratio of consolidated EBITDA to consolidated interest expense, was amended to be greater than or equal to 3.00 over the remaining term of the facility. As of April 30, 2009, the consolidated interest coverage ratio was 5.6.

Eurodollar borrowings now bear interest at LIBOR plus a credit spread ranging from 3.00% to 4.50%, Base rate borrowings now bear interest at the Prime Rate plus a spread of 2.00% to 3.50% and the facility now carries an annual fee ranging from 0.50% to 0.875% of the unused portion.

Over the remaining term of the April 2009 Amended and Restated Credit Agreement, the Company is prohibited from paying dividends or repurchasing shares of common stock, and it will be limited to acquisitions totaling $7.0 million per year. Additionally, the April 2009 amendment contains various other customary restrictive covenants that limits the Company’s ability to, among other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on the Company’s property; (iii) enter into a merger or similar transaction; (iv) sell or transfer property except in the ordinary course of business; and (v) make other restricted payments. As of April 30, 2009, the Company was not aware of any instances of non-compliance with such financial or restrictive covenants.

In connection with the April 2009 credit agreement, the Company paid aggregate fees of $3.5 million which will be amortized over the remaining term of the facility.

May 2008 Amended and Restated Credit Agreement and Prior

In May 2008, the Company amended its five-year unsecured credit facility (the “May 2008 Amended and Restated Credit Agreement”) to provide for additional flexibility in connection with the allowable maximum consolidated leverage ratio under the credit facility covenants. The Company had a $450 million revolving credit line under this facility.

The maximum consolidated leverage ratio was amended from 3.0:1.0 to (i) 3.5:1.0 for the fiscal quarters ending July 31, 2008 through January 31, 2009; (ii) 3.15:1.0 for the fiscal quarters ending April 30, 2009 through October 31, 2009; and (iii) 3.0:1.0 for the fiscal quarters ending January 31, 2010 through July 31, 2011. Additionally, the facility was amended to include limitations with regard to share repurchases and acquisitions. The Company was restricted from repurchasing shares until it achieved a consolidated leverage ratio of 2.5:1.0 or lower for two consecutive fiscal quarters. Thereafter, achievement of a consolidated leverage ratio of 3.0:1.0 or below was required for continued share repurchases. The Company was also limited to annual acquisitions of $15.0 million when the consolidated leverage ratio was greater than 3.0:1.0. Furthermore, Eurodollar borrowings bore interest at LIBOR plus a credit spread ranging from 0.50% to 2.00% per annum; Base Rate borrowings bore interest at the Prime Rate plus a credit spread up to 1.00%; and the annual fee ranged from 0.10% to 0.40% of the unused portion of the facility.

The May 2008 Amended and Restated Credit Agreement provided for loans in the form of Eurodollar or Base Rate borrowings. Prior to the May 2008 amendment, (i) Eurodollar borrowings bore interest at LIBOR plus a credit spread ranging from 0.50% to 0.75% per annum; (ii) Base Rate borrowings bore interest primarily at the Prime Rate; (iii) there was an annual fee ranging from 0.10% to 0.15% of the unused portion of the facility; and (iv) the maximum consolidated leverage ratio was 3.0:1.0 and the minimum consolidated interest coverage ratio was 4.0:1.0 for all periods.

In connection with the May 2008 Amended and Restated Credit Agreement, the Company paid aggregate fees of $0.9 million which are being amortized over the remaining term of the facility.

In fiscal 2007, the Company borrowed $210.0 million and repaid $160.0 million under its then-current $450.0 million credit facility. In connection with this debt, the Company incurred interest expense of $10.0 million in fiscal 2007.

Average Cost of Debt

The Company’s average cost of debt was 4.9%, 5.6% and 6.2% in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

12. INTEREST RATE HEDGES

Interest Rate Swap Agreements

The Company has entered into interest rate swap agreements with financial institutions to convert a notional amount of $100.0 million of floating-rate borrowings into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. Under these interest rate swap agreements, the first $50.0 million of which became effective in October 2005 and the remaining $50.0 million in November 2007, the Company receives a floating interest rate based on the three-month LIBOR (in arrears) and pays a fixed interest rate averaging from 4.4% to 4.5%. These interest rate swap agreements were designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 149. As of April 30, 2009 and April 30, 2008, the aggregate fair value of these interest rate swap agreements was a liability of $5.5 million and a liability of $3.4 million, respectively, and classified as “non-current” on the Consolidated Balance Sheets. Since inception, no amounts have been recognized in the results of operations due to ineffectiveness of these interest rate hedges.

Interest Rate Collar Agreements

In connection with extending the maturity date under the amended and restated credit facility, in October 2006 the Company entered into interest rate collar agreements to become effective after the initial interest rate swap agreements terminate. The interest rate collar agreements were entered into with financial institutions to limit the variability of expense/payments on $50.0 million of floating-rate borrowings during the period from July 2010 to October 2011 to a range of 5.5% (the cap) and 4.6% (the floor). These interest rate collar agreements were designated as cash flow hedges in accordance with SFAS No. 133. As of April 30, 2009 and April 30, 2008, the aggregate fair value of these interest rate collar agreements were liabilities of $1.5 million and $0.5 million, respectively, and classified as “non-current” on the Consolidated Balance Sheets. Since inception, no amounts have been recognized in the results of operations due to ineffectiveness of these interest rate hedges.

13. SHARE-BASED PAYMENTS

The Company’s share-based payments through April 30, 2009 under the Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan (“the Amended and Restated Plan”) included the following:

(i)	Time-Based Vesting Stock Options (“TVOs”);

(ii)	Performance-Based Vesting Stock Options (“PVOs”);

(iii)	Time-Based Vesting Shares of Restricted Stock (“TVRSs”);

(iv)	Performance-Based Vesting Shares of Restricted Stock (“PVRSs”); and

(v)	Restricted Stock Units (“RSUs”).

(i) Time-Based Vesting Stock Options

TVOs are granted, with the exception of certain TVOs granted at the time of the Company’s IPO, with an exercise price equal to the New York Stock Exchange (“NYSE”) closing price of a share of common stock on the date of grant and have a contractual term of ten years. TVOs granted through April 30, 2007 become exercisable with respect to 25% of the shares on each of the first four anniversaries of the date of grant. TVOs granted in fiscal 2008 become exercisable with respect to 20% of the shares on each of the first five anniversaries of the date of grant. TVOs granted in fiscal 2009 become exercisable with respect to one-third of the shares on each of the first three anniversaries of the date of grant. All TVOs granted are subject to continued employment on the vesting date.

The Company incurred share-based compensation expense of $2.2 million, $7.3 million and $3.8 million in fiscal 2009, fiscal 2008, and fiscal 2007, respectively, in connection with the vesting of TVOs. The share-based compensation in fiscal 2008 included expense of $2.9 million related to the accelerated vesting of 415,894 TVO’s attributed to the departure of the Company’s former Chief Executive Officer in October 2007.

The weighted average grant date fair value for TVOs granted in fiscal 2009, fiscal 2008, and fiscal 2007 was $2.87, $9.63 and $11.50, respectively. The fair value of each TVO award was estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses the method permitted under SEC Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”), which amends SAB No. 107, “Share-Based Payment,” to determine the expected holding period and will continue to do so until the Company is able to accumulate a sufficient number of years of employee exercise behavior to make a more refined estimate of expected term. Expected volatility was based on the Company’s historical publicly-traded stock price. The risk-free interest rate assumption was determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected holding period of the award being valued.

The following table sets forth the weighted average assumptions used to determine compensation cost for TVOs granted during fiscal 2009, fiscal 2008, and fiscal 2007, respectively:

	Fiscal
	2009	2008	2007
Expected holding period (in years)	6.00	6.50	6.25
Expected volatility	40.6%	30.7%	32.0%
Dividend yield	5.5%	3.1%	1.5%
Risk-free interest rate	3.0%	4.3%	4.9%

The following table summarizes information about TVO activity for fiscal 2009:

	Number of TVOs	Weighted Average Exercise Price
Balance as of April 30, 2008	2,669,161	$23.78
Granted	400,375	$11.57
Exercised	(1,000)	$9.22
Forfeited	(275,397)	$25.95
Expired	(554,450)	$24.96

Balance as of April 30, 2009	2,238,689	$21.04

Exercisable as of April 30, 2009	1,259,530	$21.44

Outstanding in-the-money TVOs as of April 30, 2009 had an aggregate intrinsic value of $0.1 million. The aggregate intrinsic value discussed in this paragraph represents the total pre-tax intrinsic value based on the Company’s stock price as of April 30, 2009, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. Outstanding TVOs as of April 30, 2009 had an average remaining contractual life of 7.0 years. There were no exercisable in-the-money TVOs as of April 30, 2009. Exercisable TVOs as of April 30, 2009 had an average remaining contractual life of 5.8 years.

The following table summarizes information about unvested TVO activity for fiscal 2009:

	Number of TVOs	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2008	1,316,476	$7.34
Granted	400,373	$2.87
Vested	(462,293)	$6.00
Forfeited	(275,397)	$7.89

Unvested as of April 30, 2009	979,159	$5.99

As of April 30, 2009, there was $5.6 million of total unrecognized compensation cost related to unvested TVOs, which is expected to be recognized over a weighted average period of 1.4 years. The total fair value of stock options vested in fiscal 2009, fiscal 2008, and fiscal 2007 was $2.8 million, $6.7 million, and $2.8 million, respectively.

(ii) Performance-Based Vesting Stock Options

In July 2008, the Company granted 243,728 PVOs to certain key employees with a $14.50 per share exercise price representing the NYSE closing price of a share of common stock on the date of grant. PVOs had a grant date fair value of $3.70 per share with a contractual term of ten years. These PVOs would have vested if the

Company had achieved certain pre-established levels of diluted EPS for fiscal 2009. The award was based upon a diluted EPS range with a minimum threshold below which all PVOs would be forfeited and a maximum of 180% of target diluted EPS at which the maximum number of PVOs would remain eligible for vesting. PVOs were granted at the maximum under the program. If the required level of diluted EPS was achieved within the range, that portion of the award meeting the criteria would be subject to a three year vesting period commencing from the date of grant. The remainder of the award would be forfeited.

Diluted EPS for fiscal 2009 fell below the low end of the range required for vesting. Accordingly, no share-based compensation expense was recorded for fiscal 2009 related to PVOs.

The following table summarizes information about PVO activity during fiscal 2009:

	Number of PVOs	Weighted Average Exercise Price
Outstanding as of April 30, 2008	—	$—
Granted	243,728	$14.50
Exercised	—	$—
Forfeited	(56,858)	$14.50
Expired	—	$—

Outstanding as of April 30, 2009	186,870	$14.50

There were no outstanding in-the-money PVOs as of April 30, 2009. Outstanding PVOs as of April 30, 2009 had an average remaining contractual life of 9.2 years.

The following table summarizes information about unvested PVO activity for fiscal 2009:

	Number of PVOs	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2008	—	$—
Granted	243,728	$3.70
Vested	—	$—
Forfeited	(56,858)	$3.70

Unvested as of April 30, 2009	186,870	$3.70

On June 30, 2009, the Compensation Committee of the Board of Directors determined that the performance criteria required for vesting of this award had not been achieved and, as a result, all outstanding TVRs are forfeited.

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

In fiscal 2009 and fiscal 2008, the Company incurred share-based compensation expense of $0.9 million and $0.1 million, respectively, in connection with the vesting of TVRSs. As of April 30, 2009, there was $2.2 million of total unrecognized compensation cost related to unvested TVRSs, which is expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes information about TVRS activity during fiscal 2009:

	Number of TVRSs	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2008	22,651	$29.80
Granted	235,608	$12.72
Vested	(7,549)	$29.80
Forfeited	(42,642)	$15.41

Outstanding as of April 30, 2009	208,068	$13.41

As of April 30, 2009, outstanding TVRSs had an aggregate intrinsic value of $1.02 million with those TVRSs expected to vest having an intrinsic value of $0.98 million.

(iv) Performance-Based Vesting Shares of Restricted Stock

In July 2008, the Company granted 186,579 PVRSs to certain key employees with a weighted average grant date fair value of $14.50 per share. These PVRSs would have vested had the Company achieved certain pre-established levels of diluted EPS for fiscal 2009. The award was based upon a diluted EPS range with a minimum threshold below which all PVRSs would be forfeited and a maximum of 180% of target diluted EPS at which the maximum number of PVRSs would remain eligible for vesting. PVRSs were granted at the maximum under the program. If the required level of diluted EPS was achieved within the range, that portion of the award meeting the criteria would be subject to a three year vesting period commencing from the date of grant. The remainder of the award would be forfeited.

Diluted EPS for fiscal 2009 fell below the low end of the range required for vesting. Accordingly, no share-based compensation expense was recorded for fiscal 2009 related to PVRSs. The fair value of these grants was measured by the NYSE closing price of the Company’s common stock on the date of the grant.

The following table summarizes information about PVRS activity during fiscal 2009:

	Number of PVRSs	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2008	—	$—
Granted	186,579	$14.50
Vested	—	$—
Forfeited	(43,526)	$14.50

Outstanding as of April 30, 2009	143,053	$14.50

As of April 30, 2009, outstanding PVRSs had an aggregate intrinsic value of $0.7 million.

On June 30, 2009, the Compensation Committee of the Board of Directors determined that the performance criteria required for vesting of this award had not been achieved and, as a result, all outstanding PVRSs were forfeited.

(v) Restricted Stock Units

The Company incurred share-based compensation expense of $0.35 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, in connection with the issuance of fully vested and non-forfeitable RSUs to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services. In fiscal 2009, the Company granted 38,986 RSUs at a weighted average grant price of $9.83 resulting in 102,215 RSUs outstanding as of April 30, 2009 with a weighted average grant price of $17.82.

14. SHARE REPURCHASES

In fiscal 2009, the Company did not repurchase any shares of its common stock under the current $200.0 million multi-year share repurchase program. As of April 30, 2009, the Company had repurchased 5.7 million shares of its common stock totaling $166.3 million under the current $200.0 million multi-year share repurchase program and had $33.7 million remaining available under this program. Since fiscal 2006, the Company has repurchased 10.4 million shares of its common stock totaling $302.7 million under the current $200.0 million multi-year and previous repurchase programs. Over the remaining term of the April 2009 Amended and Restated Credit Agreement, the Company will not be permitted to repurchase shares of common stock.

In fiscal 2008, the Company repurchased 3.5 million shares of its common stock totaling $99.0 million under the current $200.0 million multi-year share repurchase program. In fiscal 2007, the Company repurchased 4.4 million shares of its common stock totaling $142.3 million under the current $200.0 million multi-year and previous repurchase programs.

The Company uses the cost method to account for share repurchases, which to date have been made in the open market. None of the Company’s repurchased shares have been retired as of April 30, 2009.

15. INCENTIVE PLANS

Defined Contribution Plan

The Company’s full-time and part-time benefit eligible employees may participate in a 401(k) defined contribution plan sponsored by the Company. The plan allows employees to contribute a portion of their compensation on a pre-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The charge for the Company’s matching contribution to the plan was $1.4 million, $1.5 million and $1.4 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

Nonqualified Deferred Compensation Plan

A select group of management may participate in the Company’s Nonqualified Deferred Compensation Plan which allows participants to defer up to 100% of their annual performance bonus or commission. The Company matches the participant’s contribution ranging up to 8% of the participant’s annual performance bonus or commission. The charge for the Company’s matching contribution to the plan was negligible in fiscal 2009 and fiscal 2008, and $0.1 million in fiscal 2007.

The contributions of both the employer and participant are maintained in a separate irrevocable trust. The investments held in the trust were $0.5 million and $1.6 million as of April 30, 2009 and 2008, respectively, and are recorded at their fair value, based on quoted market prices, and are included on the Company’s Consolidated Balance Sheets. As of April 30, 2009 and 2008, the Company had a corresponding liability of $0.5 million and $1.6 million, respectively, recorded on the Consolidated Balance Sheet as well.

Employee Stock Purchase Plan

The Company has authorized a stock purchase plan under which eligible employees have the ability to purchase shares of the Company’s common stock at 95% of market value. No common stock has been offered for purchase under this plan as of April 30, 2009.

16. INCOME TAXES

The Company files a consolidated federal income tax return and combined or separate state income tax returns in each state taxing jurisdiction.

The provision for income taxes consists of the following:

	Fiscal Year Ended April 30,
	2009	2008	2007
	(In thousands)
Current
Federal	$15,694	$18,800	$35,672
State	3,669	3,333	6,365

Total current tax provision	19,363	22,133	42,037
Deferred
Federal	(5,085)	(329)	88
State	(827)	(78)	21

Total deferred tax provision	(5,912)	(407)	109

Total provision for income taxes	$13,451	$21,726	$42,146

Deferred income tax assets and liabilities consist of:

	As of April 30,
	2009	2008
	(In thousands)
Current deferred income tax assets
Accrued liabilities and deferred revenues	$5,812	$3,818
Provision for doubtful accounts	1,360	545

Total current deferred income tax assets	7,172	4,363

Current deferred income tax liabilities
Prepaid expenses	1,571	4,163

Total current deferred income tax liabilities	1,571	4,163

Current net deferred income tax asset	$5,601	$200

Non-current deferred income tax assets
Accrued liabilities and deferred revenues	$3,849	$3,900
Share-based compensation	5,056	5,556
Provision for doubtful accounts	608	332
Derivative instruments	2,785	1,537
Net operating loss carryforwards	116	1,112
Valuation allowance	(116)	(1,112)

Total non-current deferred income tax assets	12,298	11,325

Non-current deferred income tax liabilities
Depreciation and amortization	35,887	35,933
Prepaid expenses	—	2,690

Total non-current deferred income tax liabilities	35,887	38,623

Non-current net deferred income tax liability	$23,589	$27,298

The valuation allowance of $0.1 million at April 30, 2009 and $1.1 million at April 30, 2008 relates to deferred tax assets for state net operating loss carryforwards that were acquired in connection with the Company’s acquisition of TSA in January 2002. During fiscal 2009, the Company used $0.4 million of NOLs to offset state taxable income which resulted in a reduction in the valuation allowance and a decrease to the goodwill balance associated with the acquisition of TSA. The Company also determined that $0.6 million of NOLs had expired without being utilized and, as a result, further reduced the valuation allowance.

The Company’s effective income tax rate differs from the federal statutory rate as follows:

	Fiscal Year Ended April 30,
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	5.6	3.9	3.9
Other	0.3	1.2	0.3

Company’s effective income tax rate	40.9%	40.1%	39.2%

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

The Company is subject to United States federal income tax, as well as income tax in multiple state and local jurisdictions. The Company is no longer subject to United States federal income tax examinations for all years through calendar 2002 and calendar year 2005. The Company’s amended 2006 return is currently under examination by the Internal Revenue Service. The Company’s income tax returns for calendar 2003 and 2004 are currently under examination by the Internal Revenue Service as part of the audit of Cendant. With only a few exceptions, all state and local income tax examination matters have been concluded for all years through calendar 2003. The Company does not anticipate any material adjustments from any ongoing examinations.

The Company adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”) on May 1, 2007. Upon the adoption of FIN 48, the Company had no cumulative effect adjustment to retained earnings and no liability for unrecognized tax benefits. As of and for the year ended April 30, 2009, the Company had no liability for unrecognized tax benefits nor any interest or penalties recognized related to unrecognized tax benefits. The Company does not expect any significant changes to the total amount of unrecognized tax benefits within twelve months of the current reporting date. In accordance with its policy, the Company recognizes any interest and penalties related to uncertain tax positions as a component of income tax expense.

17. FINANCIAL INSTRUMENTS

Credit Risk and Exposure

The Company invests its excess cash in deposits with high quality institutions. As of April 30, 2009, the Company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The Company had not incurred any credit risk losses related to those investments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts and notes receivable and development advance notes with its franchisees. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. As of April 30, 2009, there were no significant concentrations of credit risk with any individual franchisee or groups of franchisees. Concentrations of credit risk associated with receivables are considered minimal due to the Company’s diverse customer base. The Company maintains a provision of potential credit losses based on expected collectability of all receivables, which the Company believes is adequate for its credit loss exposure. The Company does not normally require collateral or other security to support credit sales.

Accounts receivable from Republic and MetaBank were $0.8 million and $0.2 million, respectively, as of April 30, 2009. The Company considers each of these financial institutions credit worthy and the Company has not historically had any credit losses in connection with related receivables. There were no outstanding receivables from SBB&T as of April 30, 2009.

Fair Value

Financial assets and liabilities subject to fair value measurements on a recurring basis are classified according to a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 represents observable inputs such as quoted prices in active markets. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no changes to the Company’s valuation techniques used to measure asset and liabilities fair values on a recurring basis during fiscal 2009.

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

The accompanying consolidated balance sheet includes financial instruments that are recorded at fair value as noted below:

		Fair Value at Reporting Date Using
	Fair Value As of April 30, 2009	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Investments held in trust, current	$278	$167	$111	$—
Investments held in trust, non-current	189	120	69	—

Total	$467	$287	$180	$—

Liabilities
Derivative contracts	$6,963	$—	$6,963	$—

Total	$6,963	$—	$6,963	$—

The estimated fair value of cash and cash equivalents, accounts receivable, notes receivable and accounts payable and accrued liabilities approximate their respective carrying amounts contained on the Consolidated Balance Sheets due to the short-term maturities of these assets and liabilities. The estimated fair value of DANs approximates its carrying amount as DANs are carried on the Consolidated Balance Sheet net of both amortization and provision for uncollectible amounts. As of April 30, 2009, the estimated fair value of long-term debt approximated its carrying amount as the interest rate, excluding the $100.0 million of hedged borrowings, was variable.

18. RESTRUCTURING ACTIONS AND OTHER TERMINATION CHARGES

In fiscal 2009, the Company initiated two restructuring actions and other related activities to achieve a lower cost structure and improve profitability. These actions included the decision to close unprofitable company-owned office locations and reduce the Company’s workforce.

Lease Termination and Related Expenses: As part of an overall effort to optimize company-owned store locations and improve profitability for the 2009 tax season, 200 under-performing store locations were closed during the first quarter of fiscal 2009. In connection with this action, a charge of $1.7 million was recorded in cost of company-owned operations expense related to lease termination and related expenses, including a $0.1 million write-down of leasehold improvements, associated with 52 of these store location closures. Costs to terminate these contractual operating leases before the end of their term were measured at fair value and reduced by an amount of estimated sublease rental income that the Company believed it could reasonably obtain for the properties. As of April 30, 2009, a remaining lease termination liability of $0.1 million related to this action was included in accounts payable in the accompanying Consolidated Balance Sheet.

As part of a continuing effort to optimize company-owned store locations and improve profitability heading into fiscal 2010, the Company decided in April 2009 to exit an additional 103 under-performing store locations. In connection with this initiative, lease termination and related costs of $5.2 million were recorded in cost of company-owned operations, which included a $0.4 million write-down of leasehold improvements. Lease termination costs were measured at fair value and reduced by an amount of estimated sublease rental income that the Company believed it could reasonably obtain for the properties.

The Company expects to continue to adjust the fair value of this lease termination liability due to the passage of time as an increase in the liability and as an operating expense (accretion) over the remaining terms of the leases. As of April 30, 2009, the lease termination liability related to this action consisted of $3.1 million in accounts payable and accrued liabilities and $1.2 million in other non-current liabilities in the accompanying Consolidated Balance Sheet.

Employee Termination Expenses: As part of an ongoing initiative to achieve a lower cost structure and improve profitability, and in connection with other personnel changes, in fiscal 2009 the Company’s overall consolidated workforce was reduced by approximately 21 % and, as a result, recorded employee termination expenses of $3.4 million, which was included in selling, general and administrative expense ($1.6 million in Franchise Operations, $0.8 million in Company-Owned Office Operations and $1.0 million in Corporate and Other). As of April 30, 2009, an employee termination liability of $2.1 million was included in the accompanying Consolidated Balance Sheet.

19. SEGMENT INFORMATION

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

	Franchise Operations	Company-Owned Office Operations	Corporate and Other(a)	Total
	(In thousands)
Fiscal year ended April 30, 2009
Total revenues	$170,659	$77,662	$—	$248,321

Expenses:
Cost of operations	35,059	68,681	—	103,740
Marketing and advertising	36,590	7,238	—	43,828
Selling, general and administrative	4,862	4,364	32,392	41,618
Depreciation and amortization	8,896	4,298		13,194

Total expenses	85,407	84,581	32,392	202,380

Income (loss) from operations	$85,252	$(6,919)	$(32,392)	$45,941

Income (loss) before income taxes	$86,768	$(6,919)	$(46,934)	$32,915

Total assets	$466,450	$137,381	$4,377	$608,208

Capital expenditures	$5,034	$2,569	$—	$7,603

	Franchise Operations	Company-Owned Office Operations	Corporate and Other(a)	Total
	(In thousands)
Fiscal year ended April 30, 2008
Total revenues	$191,973	$86,532	$—	$278,505

Expenses:
Cost of operations	35,383	65,886	—	101,269
Marketing and advertising	40,464	7,924	—	48,388
Selling, general and administrative	3,776	3,834	41,285	48,895
Depreciation and amortization	9,791	3,442	—	13,233

Total expenses	89,414	81,086	41,285	211,785

Income (loss) from operations	$102,559	$5,446	$(41,285)	$66,720

Income (loss) before income taxes	$104,004	$5,446	$(55,297)	$54,153

Total assets	$510,056	$89,251	$758	$600,065

Capital expenditures	$3,226	$3,215	$—	$6,441

	Franchise Operations	Company-Owned Office Operations	Corporate and Other(a)	Total
	(In thousands)
Fiscal year ended April 30, 2007
Total revenues	$213,006	$80,190	$—	$293,196

Expenses:
Cost of operations	33,435	51,706	—	85,141
Marketing and advertising	37,159	7,088	—	44,247
Selling, general and administrative	3,945	3,395	28,452	35,792
Depreciation and amortization	9,408	2,858	—	12,266

Total expenses	83,947	65,047	28,452	177,446

Income (loss) from operations	$129,059	$15,143	$(28,452)	$115,750

Income (loss) before income taxes	$130,411	$15,143	$(38,028)	$107,526

Total assets	$457,157	$115,528	$856	$573,541

Capital expenditures	$6,628	$2,321	$—	$8,949

(a)	Corporate and other expenses include unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as share-based compensation and financing costs. Total assets represent unallocated common assets supporting both segments.

Revenues earned in connection with our agreements with the providers of financial products (in aggregate) represented approximately 29% (SBB&T and Republic), 32% (SBB&T, HSBC and Republic) and 32% (SBB&T and HSBC) of revenues included in the Franchise Operations segment in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

20. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is committed to making rental payments under non-cancelable operating leases covering primarily various facilities with the Company’s commitments expiring at various dates through 2015. Most leases require the Company to pay property taxes, maintenance, insurance, and related costs.

Future minimum lease payments required under non-cancelable operating leases are as follows:

Fiscal Year	Amount
(In thousands)
2010	$14,550
2011	11,087
2012	5,994
2013	2,304
2014	883
2015 and thereafter	59

Total(a)	$34,877

(a)	Includes $5.8 million related to offices the Company intends to exit in connection with its April 2009 restructuring action.

Rental expense is included in selling, general and administrative expense and cost of company-owned office operations in the Consolidated Statements of Operations. Certain leases also contain rent escalation clauses that require additional rental amounts in later years of the term. Rental expense for leases with escalation clauses is recognized on a straight-line basis over the non-cancelable lease term. Rental and related expenses were $19.8 million, $17.1 million and $12.5 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

In November 2008, the Company entered into a First Addendum (“Addendum”) to the Marketing Agreement with MetaBank. The Addendum expires on the later of July 15, 2009 or the date upon which the parties’ obligations under the Addendum have been fulfilled. The Addendum provides that in the event MetaBank’s loan losses related to one of the line of credit products provided under the Marketing Agreement significantly exceed MetaBank’s projected losses, the Company will make payments to MetaBank to offset such losses. The Company’s payment obligations will not arise unless MetaBank’s actual loan losses are in excess of two times the level of MetaBank’s projected losses under the program. The Company’s maximum payment obligation is approximately $12.9 million, which will occur in the event that MetaBank’s actual loan losses are in excess of four times MetaBank’s projected losses. In the event the Company is required to make such payment to MetaBank, the Company intends for these payment obligations to be shared among the Company and its franchisees. Based on historical experience with this financial product, the Company currently considers the likelihood to be remote of a payment having to be made to MetaBank to offset actual loan losses.

The Company is required to provide various types of surety bonds, such as tax return preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations to third parties. These bonds vary in duration although most are issued and outstanding from one to two years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $2.5 million as of April 30, 2009. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company, through TSA, provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require in certain circumstances the Company to pay penalties and interest assessed by a taxing authority. The Company had a liability of $0.1 million as of April 30, 2009 for the fair value of the obligation undertaken in issuing the guarantee. Such liabilities were included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee ® product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

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

Legal Proceedings

On March 18, 2003, Canieva Hood and Congress of California Seniors brought a purported class action suit against Santa Barbara Bank & Trust (“SBB&T”) and the Company in the Superior Court of California (Santa Barbara, following a transfer from San Francisco) seeking declaratory relief in connection with the provision of

RALs, as to the lawfulness of the practice of cross-lender debt collection, as to the validity of SBB&T’s cross-lender debt collection provision and as to whether the method of disclosure to customers with respect to the provision is unlawful or fraudulent, and seeking injunctive relief, restitution, disgorgement, compensatory damages, statutory damages, punitive damages, attorneys’ fees, and expenses. The Company was named in the action for allegedly collaborating, and aiding and abetting, in the actions of SBB&T. The Congress of California Seniors was subsequently removed, and Tyree Bowman was added, as a plaintiff. On December 18, 2003, Ms. Hood also filed a separate suit against the Company in the Ohio Court of Common Pleas (Montgomery County) and sought to certify a class in the action. The allegations of negligence, breach of fiduciary duty, and violation of certain Ohio law relate to the same set of facts as the California action. Plaintiff sought equitable and declaratory relief, damages, attorneys’ fees, and expenses.

In order to avoid the costs and inconvenience of continued litigation, the Company agreed to a settlement in the Hood California matter in connection with an overall settlement by the other defendant, SBB&T, and the third-party bank cross-defendants. On April 29, 2009, the Court ordered final approval of the settlement and entered judgment in the matter. The settlement provides for a payment by the Company of $2.8 million as part of an overall settlement amount. In connection with the settlement of the Hood California matter, the Hood Ohio matter was dismissed with prejudice. As of April 30, 2009, the Company had a liability of $2.8 million included in accounts payable and accrued liabilities for settlement of this matter.

On September 26, 2006, Willie Brown brought a purported class action complaint against the Company in the Ohio Court of Common Pleas, Cuyahoga County, on behalf of Ohio customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Ohio’s Credit Services Organization Act, and for alleged unfair and deceptive acts in violation of Ohio’s Consumer Sales Practices Act, and seeking damages and injunctive relief. On November 10, 2008, the Company filed a motion to dismiss, or alternatively, to stay proceedings and to compel arbitration. On May 5, 2009, the Court granted the Company’s motion to stay proceedings and to compel individual arbitration of Plaintiff’s claims, and denied the Company’s motion to dismiss. Plaintiff subsequently filed a notice of appeal of the Court’s decision to stay proceedings and to compel arbitration. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On October 30, 2006, Linda Hunter (now substituted by Christian Harper and Elizabeth Harper as proposed class representatives) brought a purported class action complaint against the Company in the United States District Court, Southern District of West Virginia, on behalf of West Virginia customers who obtained RALs facilitated by the Company, seeking damages for an alleged breach of fiduciary duty, for alleged breach of West Virginia’s Credit Service Organization Act, for alleged breach of contract, and for alleged unfair or deceptive acts or practices in connection with the Company’s RAL facilitation activities. On March 13, 2008, the Court granted the Company’s partial motion for summary judgment on plaintiff’s breach of contract claim. On July 15, 2008, the Company answered the first amended complaint. On February 10, 2009, Plaintiffs filed a motion to certify a class. The Company opposed that motion. On February 11, 2009, Plaintiffs filed a motion for partial summary judgment. On February 11, 2009, the Company filed a motion for summary judgment. On March 6, 2009, the Company opposed Plaintiffs’ motion for partial summary judgment. On April 7, 2009, Plaintiffs filed a motion seeking the certifications of four legal questions to the West Virginia Supreme Court of Appeals. Decisions by the Court on those motions are currently pending. The case is in its pretrial stage. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On April 20, 2007, Brent Wooley brought a purported class action complaint against the Company and certain unknown franchisees in the United States District Court, Northern District of Illinois. The complaint, which was subsequently amended, was brought on behalf of customers who obtained tax return preparation services that allegedly included false deductions without support by the customer that resulted in penalties being assessed by the IRS against the taxpayer for violations of the Illinois Consumer Fraud and Deceptive Practices Act, and the Racketeering and Corrupt Organizations Act, and alleging unjust enrichment and breach of contract, seeking compensatory and punitive damages, restitution, and attorneys’ fees. The alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act relate to representations regarding tax return preparation,

Basic Guarantee and Gold Guarantee coverage and denial of Gold Guarantee claims. Following dispositive motions, on December 24, 2008, the Company answered Plaintiff’s fourth amended complaint with respect to the remaining breach of contract claim. The case is in its discovery and pretrial stage. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On January 17, 2008, an attorney with the New York State Division of Human Rights (the “Division”) filed with the Division a Division-initiated administrative complaint against the Company for allegedly marketing loan products to individuals in New York based on their race and military status in violation of New York State’s Human Rights Law, and seeking injunctive and other relief. On February 19, 2008, the Company filed a response to the complaint with the Division. On June 30, 2008, the Division issued a determination of probable cause on the matter and determined that it had jurisdiction. The matter will be set for an administrative hearing. The Company believes that no jurisdiction exists, that it has meritorious defenses and is contesting this matter vigorously. On October 15, 2008, the Company filed a Complaint in the United States District Court, Southern District of New York against the Commissioner of the Division for injunctive and declaratory relief. On October 20, 2008, the Company filed a motion for a preliminary injunction against the Commissioner of the Division to prevent the Division from proceeding with its administrative complaint. At the request of the Division, the parties have entered into a number of stipulations to extend the Division’s response date to the Complaint until July 17, 2009 while maintaining the status quo in the administrative complaint process to permit the parties to engage in further discussions regarding these matters. Due to these ongoing discussions, on June 25, 2009, at the request of the Court, the Company agreed to withdraw its motion for a preliminary injunction without prejudice and with the understanding that the Company could refile its motion at a future date.

On February 8, 2008, H&R Block Tax Services, Inc. brought a patent infringement action against the Company in the U.S. District Court for the Eastern District of Texas alleging infringement of two patents relating to issuing spending vehicles to an individual in exchange for the assignment of at least a portion of a payment that the individual is entitled to receive from a governmental agency, and seeking damages and injunctive relief. On April 3, 2008, the Company filed an answer denying infringement and asserting counterclaims of non-infringement and invalidity. On November 14, 2008, plaintiff moved for leave to amend the action alleging infringement of a third patent relating to providing a loan to a taxpayer prior to the end of the current year, the loan amount being based on the taxpayer’s estimated tax refund amount for such year. On December 23, 2008, the Court granted plaintiff’s motion for leave to amend. On January 12, 2009, the Company answered the amended complaint denying infringement and asserting counterclaims of non-infringement and invalidity. On March 13, 2009, the Company filed a motion for summary judgment of invalidity of all asserted patent claims. A decision on that motion is currently pending. The Court has set a trial date of May 10, 2010. The case is in its discovery and pretrial phase. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On February 16, 2009, Alicia Gomez brought a purported class action complaint against the Company in the Circuit Court of Maryland, Montgomery County, on behalf of Maryland customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Maryland’s Credit Services Businesses Act, and for an alleged violation of Maryland’s Consumer Protection Act, and seeking damages and injunctive relief. On March 18, 2009, the Company filed a motion to dismiss. On June 18, 2009, the Court granted the Company’s motion to dismiss in all respects, dismissing the plaintiff’s complaint. Plaintiff has a right to appeal.

On April 14, 2009, Quiana Norris brought a purported class action complaint against the Company in the Superior Court of Indiana, Marion County, on behalf of Indiana customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Indiana’s Credit Services Organization Act, and seeking damages and injunctive relief. On May 1, 2009, the Company filed a notice removing the complaint to the United States District Court for the Southern District of Indiana. On June 8, 2009 the Company filed a motion to dismiss. A decision by the Court is currently pending. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On April 29, 2009, Sherita Fugate brought a purported class action complaint against the Company in the Circuit Court of Missouri, Jackson County, on behalf of Missouri customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Missouri’s Credit Services Organization Act, for an alleged violation of Missouri’s Merchandising Practices Act, and seeking damages and injunctive relief. On May 29, 2009, the Company filed a motion to dismiss. The Company believes it has meritorious defenses and is contesting this matter vigorously.

The Company is from time to time subject to other legal proceedings and claims in the ordinary course of business, including vicarious liability matters more properly alleged against other parties (generally, the Company’s franchisees), none of which the Company believes is likely to have a material adverse effect on its financial position, results of operations or cash flows.

21. SUPPLEMENTARY DATA: SELECTED CONSOLIDATED QUARTERLY DATA (UNAUDITED)

The following table presents the Company’s unaudited consolidated statements of operations data for each of the eight quarters in the two-year period ended April 30, 2009. In the Company’s opinion, this information has been presented on the same basis as the audited Consolidated Financial Statements beginning on page [46] of this Annual Report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited Consolidated Financial Statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. The Company expects the quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in “Part I. Item 1A.—Risk Factors.”

	Fiscal Year 2009 Quarter Ended
	April 30, 2009	January 31, 2009	October 31, 2008	July 31, 2008
	(In thousands, except per share amounts)
Revenues	$141,175	$97,790	$5,069	$4,287

Income (loss) from operations	$71,963	$38,417	$(32,983)	$(31,456)

Net income (loss)	$41,303	$20,911	$(22,206)	$(20,544)

Earnings (loss) per share:
Basic	$1.45	$0.73	$(0.78)	$(0.72)

Diluted	$1.45	$0.73	$(0.78)	$(0.72)

Highlights:

Three Months Ended April 30, 2009

Notable expenses included lease termination and related expenses of $5.2 million and employee termination and related expenses of $1.7 million.

Three Months Ended October 31, 2008

Notable expenses included charge of $2.8 million related to a legal settlement.

Three Months Ended July 31, 2008

Notable expenses and other transactions included lease termination and related expenses of $1.7 million, employee termination and related expenses of $1.4 million and insurance recovery of $1.5 million.

	Fiscal Year 2008 Quarter Ended
	April 30, 2008	January 31, 2008	October 31, 2007	July 31, 2007
	(In thousands, except per share amounts)
Revenues	$169,429	$97,555	$5,601	$5,920

Income (loss) from operations	$98,148	$34,212	$(35,814)	$(29,826)

Net income (loss)	$57,459	$18,247	$(23,674)	$(19,605)

Earnings (loss) per share:
Basic	$2.02	$0.61	$(0.78)	$(0.65)

Diluted	$2.02	$0.61	$(0.78)	$(0.65)

Highlights:

Three Months Ended October 31, 2007

Notable expenses included severance charge of $5.7 million related to the departure of our former Chief Executive Officer in October 2007 and Internal Review expenses of $2.2 million.

Three Months Ended July 31, 2007

Notable expenses included Internal Review expenses of $3.4 million.

The accumulation of four quarters in fiscal years 2009 and 2008 for earnings (loss) per share may not equal the related per share amounts for the years ended April 30, 2009 and 2008 due to the timing of the exercise of stock options and the antidilutive effect of stock options.

22. SUBSEQUENT EVENT

On June 4, 2009, the employment of Michael C. Yerington, formerly Chief Executive Officer and President, was terminated. Upon termination, Mr. Yerington also resigned as a director of the Board. On the same day, the Board of Directors announced that Harry W. Buckley was appointed Chief Executive Officer, President and a director on the Board. In connection with Mr. Yerington’s termination, the Company expects to record a termination charge of $4.3 million in the first quarter of fiscal 2010, including a cash severance payment of $2.8 million and share-based compensation of $1.4 million related to the accelerated vesting of 160,642 TVOs and 54,616 TVRSs.

SCHEDULE II

JACKSON HEWITT TAX SERVICE INC.

VALUATION AND QUALIFYING ACCOUNTS

	Fiscal Year Ended April 30,
	2009	2008	2007
	(in thousands)
Valuation and Qualifying Accounts Allowance for Doubtful Accounts(1):
Balance at beginning of fiscal year	$2,194	$3,029	$4,057
Charged to expenses, net	6,912	5,395	2,533
Deductions	(4,185)	(6,230)	(3,561)

Balance at end of fiscal year	$4,921	$2,194	$3,029

Deferred Tax Asset Valuation Allowance:
Balance at beginning of fiscal year	$1,112	$1,112	$1,112
Charged to expenses	—	—	—
Deductions	(996)	—	—

Balance at end of fiscal year	$116	$1,112	$1,112

(1)	Represents aggregate allowance for doubtful accounts related to accounts receivable, notes receivable and development advances.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2009. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of April 30, 2009, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. Their report is included herein.

(c) Changes in Internal Control over Financial Reporting.

During the fourth quarter of fiscal 2009, there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

There is no other information to be disclosed.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained in our Proxy Statement under the sections titled “Board of Directors and Corporate Governance—General”, “Executive Officers”, “Board of Directors and Corporate Governance-Biographical Information for the Nominees”, “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance—Committees of the Board—Audit Committee” is incorporated herein by reference in response to this item.

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

Equity Compensation Plan Information

The following table provides information about shares of common stock that may be issued upon the exercise of stock options and in connection with outstanding shares of restricted stock and RSUs under all of our existing equity compensation plans as of April 30, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options and in Connection with Outstanding RSUs(1)	Weighted-Average Exercise Price of Outstanding Stock Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by our stockholders(2)	2,527,774	$20.54	2,269,196

(1)	Excludes 1,703,030 shares of common stock previously issued under our Amended and Restated 2004 Equity and Incentive Plan, as may be amended from time to time, including, options for common stock that have been exercised, shares outstanding of restricted stock and, in connection with our IPO, the issuance of common stock to employees in exchange for their Cendant RSUs.
(2)	Includes options and other awards granted under our Amended and Restated 2004 Equity and Incentive Plan, as may be amended from time to time, and our Non-Employee Directors Deferred Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements. The index to the Consolidated Financial Statements is found on page 46 of this Report.

(2) Financial Statement Schedule. Financial Statement Schedule II is found on page 83 of this Report.

(3) Exhibits. The list of exhibits set forth on the Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 2, 2009.

JACKSON HEWITT TAX SERVICE INC.

By:	/s/ HARRY W. BUCKLEY
Harry W. Buckley
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DANIEL P. O’BRIEN
Daniel P. O’Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 2, 2009.

Signature	Title

/s/ MARGARET MILNER RICHARDSON Margaret Milner Richardson	Non-Executive Chair of the Board

/s/ HARRY W. BUCKLEY Harry W. Buckley	President and Chief Executive Officer (Principal Executive Officer)

/s/ DANIEL P. O’BRIEN Daniel P. O’Brien	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ ULYSSES L. BRIDGEMAN, JR. Ulysses L. Bridgeman, Jr.	Director

/s/ RODMAN L. DRAKE Rodman L. Drake	Director

/s/ LOUIS P. SALVATORE Louis P. Salvatore	Director

/s/ JAMES C. SPIRA James C. Spira	Director

Exhibit Index

Exhibit No.	Description of Document
2.1**	Asset Purchase Agreement, dated September 27, 2007, by and among Tax Services of America, Inc., Smart Tax of Georgia Inc., and each of the shareholders of Smart Tax of Georgia, Inc., filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

2.2**	Asset Purchase Agreement, dated September 27, 2007, by and among Tax Services of America, Inc., Smart Tax, Inc., and each of the shareholders of Smart Tax, Inc., filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

2.3**	Asset Purchase Agreement, dated September 27, 2007, by and among Tax Services of America, Inc., Sofar, Inc., and each of the shareholders of Sofar, Inc., filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

3.2	Amended and Restated By-Laws of Jackson Hewitt Tax Service Inc., dated December 15, 2008, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-Kdated December 17, 2008, file number 1-32215, is incorporated herein by reference.

4.1	Form of Common Stock Certificate filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

4.2	Rights Agreement between Jackson Hewitt Tax Service Inc. and American Stock Transfer and Trust Company (as successor Rights Agent to The Bank of New York), dated June 24, 2004, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference, as modified by Exhibit 10.25.

10.1	Transitional Agreement among Cendant Corporation, Cendant Operations, Inc. and Jackson Hewitt Tax Service Inc., dated June 25, 2004, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference.

10.2	Form of Franchise Agreement, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005, file number 1-32215, is incorporated herein by reference.

10.3*	Employee Stock Purchase Plan, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.

10.4*	Non-employee Directors Deferred Compensation Plan, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.

10.5	Lease Agreement dated as of May 1, 2005 by and between Dun & Bradstreet, Inc. and Jackson Hewitt Tax Service Inc, filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K dated May 5, 2005, file number 1-32215, is incorporated herein by reference.

10.6	Gateway Building D Office Lease, made as of November 17, 2005, between Sarasota Gateway Building D, LLLP and Jackson Hewitt Inc., filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2005, file number 1-32215, is incorporated herein by reference.

Exhibit No.	Description of Document
10.7	Letter Agreement, dated May 11, 2006, by and between Jackson Hewitt Tax Service Inc. and American Stock Transfer and Trust Company, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2006, file number 1-32215, is incorporated herein by reference.

10.8*	Employment Agreement between Jackson Hewitt Tax Service Inc. and Steven L. Barnett, effective as of July 20, 2006, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006, file number 1-32215, is incorporated herein by reference.

10.9*	Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 22, 2006, file number 1-32215, is incorporated herein by reference.

10.10*	Jackson Hewitt Tax Service Inc. Amended and Restated Nonqualified Deferred Compensation Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 22, 2006, file number 1-32215, is incorporated herein by reference.

10.11	Amended and Restated Credit Agreement among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc. and Hewfant, Inc., as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as co-Syndication Agents, JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as co- Documentation Agents, and Wachovia Capital Markets, LLC, as Sole Lead Arranger and Sole Book Runner, dated as of October 6, 2006, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006, file number 1-32215, is incorporated herein by reference.

10.12*	Form of Executive Officer Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2006, file number 1-32215, is incorporated herein by reference.

10.13**	Program Agreement, dated September 19, 2007, between Jackson Hewitt Inc. and Republic Bank & Trust Company, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.14**	Technology Services Agreement, dated September 19, 2007, between Jackson Hewitt Technology Services LLC and Republic Bank & Trust Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.15**	Amended and Restated Program Agreement, dated September 21, 2007, between Jackson Hewitt Inc. and Santa Barbara Bank & Trust, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.16**	Amended and Restated Technology Services Agreement, dated September 21, 2007, between Jackson Hewitt Technology Services LLC and Santa Barbara Bank & Trust, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.17**	Amended and Restated Program Agreement, dated October 8, 2007, between Jackson Hewitt Inc. and HSBC Taxpayer Financial Services Inc. and Beneficial Franchise Company, Inc., filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

Exhibit No.	Description of Document
10.18**	Amended and Restated Technology Services Agreement, dated October 8, 2007, between Jackson Hewitt Technology Services LLC and HSBC Taxpayer Financial Services Inc., filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.19*	Form of Executive Officer Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan, filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.20*	Separation Agreement and General Release, dated October 18, 2007, by and between Jackson Hewitt Tax Service Inc. and Michael D. Lister, filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.21	First Amendment to Amended and Restated Credit Agreement, dated October 31, 2007, among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc. and Hewfant, Inc., as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as co-Syndication Agents, and JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as co- Documentation Agents, filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.22	Second Amendment to Amended and Restated Credit Agreement, dated May 21, 2008, among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc. and Hewfant, Inc., as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as co-Syndication Agents, and JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as co- Documentation Agents, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2008, file number 1-32215, is incorporated herein by reference.

10.23*	Form of Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2008, file number 1-32215, is incorporated herein by reference.

10.24*	Form of Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2008, file number 1-32215, is incorporated herein by reference.

10.25*	Form of Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2008, file number 1-32215, is incorporated herein by reference.

10.26*	Form of Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2008, file number 1-32215, is incorporated herein by reference.

10.27**	Amended and Restated Marketing Agreement, dated November 17, 2008, between Jackson Hewitt Inc. and Metabank d/b/a Meta Payment Systems, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

Exhibit No.	Description of Document
10.28**	First Addendum to Amended and Restated Marketing Agreement, dated November 17, 2008, between Jackson Hewitt Inc. and Metabank d/b/a Meta Payment Systems, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.29**	First Amendment to Program Agreement, dated December 2, 2008, between Jackson Hewitt Inc. and Republic Bank & Trust Company, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.30**	First Amendment to Technology Services Agreement, dated December 2, 2008, between Jackson Hewitt Inc. and Republic Bank & Trust Company, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.31*	Form of Non-Performance Based Executive Officer Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.32*	Form of Performance Based Executive Officer Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.33*	Form of Performance Based Executive Officer Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.34*	Form of Performance Based Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.35	Kiosk License Agreement, dated March 11, 2009, between Wal-Mart Stores East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores Texas, LLC, Jackson Hewitt Inc. and Tax Services of America, Inc. filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009, file number 1-32215, is incorporated herein by reference.

10.36	Agreement for Third Amendment of Amended and Restated Credit Agreement, dated April 27, 2009, among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc. and Hewfant, Inc., the Lenders named therein and Wachovia Bank, National Association, as Administrative Agent for the Lenders.

10.37	Pledge and Security Agreement, dated April 27, 2009, by Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc., Hewfant, Inc., Jackson Hewitt Corporate Services Inc. and Jackson Hewitt Technology Services LLC, in favor of Wachovia Bank, National Association, as Administrative Agent for the Lenders party to the Amended and Restated Credit Agreement.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

Exhibit No.	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan
**	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.