Form 10-Q
period 2009-07-31
JACKSON HEWITT TAX SERVICE INC
filed 2009-09-03
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock was 28,783,120 (net of 10,725,422 shares held in treasury) as of August 31, 2009.

JACKSON HEWITT TAX SERVICE INC.

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of
	July 31, 2009	April 30, 2009
Assets
Current assets:
Cash and cash equivalents	$50	$306
Accounts receivable, net of allowance for doubtful accounts of $2,185 and $1,869, respectively	14,614	24,272
Notes receivable, net	7,546	6,569
Prepaid expenses and other	10,773	14,195
Deferred income taxes	6,381	5,601

Total current assets	39,364	50,943

Property and equipment, net	28,915	27,685
Goodwill	418,674	418,674
Other intangible assets, net	86,967	87,324
Notes receivable, net	3,532	4,146
Other non-current assets, net	18,147	19,436

Total assets	$595,599	$608,208

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$20,196	$33,693
Income taxes payable	29,194	48,305
Deferred revenues	9,393	10,370

Total current liabilities	58,783	92,368

Long-term debt	274,000	232,000
Deferred income taxes	24,584	23,589
Other non-current liabilities	14,799	16,587

Total liabilities	372,166	364,544

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, par value $0.01; Authorized: 200,000,000 shares; Issued: 39,508,562 and 39,290,418 shares, respectively	395	393
Additional paid-in capital	389,675	388,136
Retained earnings	140,144	161,988
Accumulated other comprehensive loss	(3,923)	(4,178)
Less: Treasury stock, at cost: 10,707,583 and 10,527,879 shares, respectively	(302,858)	(302,675)

Total stockholders’ equity	223,433	243,664

Total liabilities and stockholders’ equity	$595,599	$608,208

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended July 31,
	2009	2008
Revenues
Franchise operations revenues:
Royalty	$556	$627
Marketing and advertising	245	277
Financial product fees	3,320	2,622
Other	336	349
Service revenues from company-owned office operations	588	412

Total revenues	5,045	4,287

Expenses
Cost of franchise operations	7,488	8,612
Marketing and advertising	3,015	4,169
Cost of company-owned office operations	6,996	9,307
Selling, general and administrative	16,726	10,448
Depreciation and amortization	3,325	3,207

Total expenses	37,550	35,743

Loss from operations	(32,505)	(31,456)
Other income/(expense):
Interest and other income	598	400
Interest expense	(5,029)	(3,006)

Loss before income taxes	(36,936)	(34,062)
Benefit from income taxes	15,096	13,518

Net loss	$(21,840)	$(20,544)

Loss per share:
Basic and Diluted	$(0.76)	$(0.72)

Weighted average shares outstanding:
Basic and Diluted	28,558	28,468

Cash dividends declared per share:	$—	$0.18

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended July 31,
	2009	2008
Operating activities:
Net loss	$(21,840)	$(20,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,325	3,207
Share-based compensation	2,228	1,418
Amortization of deferred financing costs	475	98
Amortization of development advances	432	436
Provision for uncollectible receivables, net	253	—
Deferred income taxes	(652)	(1,463)
Other	—	(8)
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	8,343	10,894
Notes receivable	—	(240)
Prepaid expenses and other	4,634	2,678
Accounts payable, accruals, and other liabilities	(13,810)	(12,864)
Income taxes payable	(19,101)	(18,322)
Deferred revenues	(2,225)	(1,713)

Net cash used in operating activities	(37,938)	(36,423)

Investing activities:
Capital expenditures	(4,198)	(618)
Funding provided to franchisees	(359)	(497)
Proceeds from repayment of certain franchisee notes	203	187
Cash paid for acquisitions	(710)	(11,123)

Net cash used in investing activities	(5,064)	(12,051)

Financing activities:
Common stock repurchases	(183)	—
Borrowings under revolving credit facility	45,000	65,000
Repayments of borrowings under revolving credit facility	(3,000)	(15,000)
Dividends paid to stockholders	(28)	(5,112)
Debt issuance costs	(211)	(881)
Change in cash overdrafts	1,168	138
Other	—	(35)

Net cash provided by financing activities	42,746	44,110

Net decrease in cash and cash equivalents	(256)	(4,364)
Cash and cash equivalents, beginning of period	306	4,594

Cash and cash equivalents, end of period	$50	$230

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

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and other financial information included in the Company’s Annual Report on Form 10-K which was filed with the SEC on July 2, 2009.

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

Management has evaluated all activity of the Company through September 3, 2009 (the issuance date of the Condensed Consolidated Financial Statements) and concluded that no subsequent events have occurred since July 31, 2009 that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the notes related to the Condensed Consolidated Financial Statements.

Comprehensive Loss

The Company’s comprehensive income loss is comprised of net loss from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive loss, net of tax, were as follows:

	Three Months Ended July 31,
	(in thousands)
	2009	2008
Net loss	$(21,840)	$(20,544)
Changes in fair value of derivatives	255	702

Total comprehensive loss	$(21,585)	$(19,842)

Computation of loss per share

Basic and diluted loss per share are calculated as net loss divided by the weighted average number of common shares and vested shares of restricted stock outstanding during the period. In net loss periods, basic and diluted loss per share are identical since the effect of potential common shares assuming conversion of potentially dilutive securities arising from stock options outstanding and shares of unvested restricted stock is anti-dilutive and therefore excluded.

In each reporting period, both basic and dilutive loss per share computations exclude all performance vesting awards since the performance conditions had not been met for those periods. See “Note 5—Share-Based Payments” for additional information on the Company’s performance vesting awards.

The following table summarizes the anti-dilutive securities that were excluded from the computation of the effect of dilutive securities on loss per share that consisted of (i) stock options with exercise prices less than the average market prices for the Company’s common stock; (ii) stock options with exercise prices greater than the average market prices for the Company’s common stock; (iii) shares of restricted stock considered anti-dilutive due to both periods presented being net loss periods; and (iv) shares of restricted stock considered anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method.

	Three Months Ended July 31,
(in thousands)	2009	2008
Stock options	2,231	561
Shares of restricted stock	160	362

Total anti-dilutive securities	2,391	923

2. ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS 168”). This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”)—authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will use the new guidelines and numbering system prescribed by the Codification when referring to GAAP beginning in the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2009. As the Codification was not intended to change or alter existing GAAP, the adoption of FAS 168 will have no impact on the Company’s Consolidated Financial Statements.

3. FAIR VALUE MEASUREMENTS

Financial assets and liabilities subject to fair value measurements on a recurring basis are classified according to a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 represents observable inputs such as quoted prices in active markets. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no changes to the Company’s valuation techniques used to measure asset and liabilities fair values on a recurring basis during the three months ended July 31, 2009.

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

The accompanying condensed consolidated balance sheet includes financial instruments that are recorded at fair value as noted below:

	Fair Value As of July 31, 2009	Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Investments held in trust, current	$157	$6	$151	$—
Investments held in trust, non-current	74	4	70	—

Total	$231	$10	$221	$—

Liabilities
Derivative contracts	$6,539	$—	$6,539	$—

Total	$6,539	$—	$6,539	$—

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The were no changes to the goodwill balance in either the Franchise operations segment or company-owned operations segment for the three months ended July 31, 2009.

Other intangible assets consisted of:

	As of July 31, 2009			As of April 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(15,632)	$420	$16,052	$(15,605)	$447
Customer relationships(b)	12,449	(9,570)	2,879	12,449	(9,246)	3,203
Acquired tradename	53	(10)	43	53	(4)	49

Total amortizable other intangible assets	$28,554	($25,212)	3,342	$28,554	$(24,855)	3,699

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000
Reacquired franchise rights			2,625			2,625

Total unamortizable other intangible assets			83,625			83,625

Total other intangible assets, net			$86,967			$87,324

(a)	Amortized using the straight-line method over a period of ten years.
(b)	Consists of customer lists and non-compete agreements. Customer lists are amortized using the double declining method over a period of five years and non-compete agreements are amortized using the straight-line method over a period of two to six years.

The changes in the carrying amount of other intangibles assets, net, by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2009	84,072	3,252	87,324
Amortization	(27)	(330)	(357)

Balance as of July 31, 2009	$84,045	$2,922	$86,967

Amortization expense relating to other intangible assets was as follows:

	Three Months Ended July 31,
	2009	2008
Franchise agreements	$27	$26
Customer relationships	324	289
Acquired tradename	6	—

Total	$357	$315

Estimated amortization expense related to other intangible assets for each of the fiscal years ended April 30 is as follows:

Amount
(In thousands)
Remaining nine months of fiscal 2010	1,023
2011	1,061
2012	693
2013	430
2014 and thereafter	135

Total	$3,342

5. SHARE-BASED PAYMENTS

The Company’s amended and restated 2004 Equity and Incentive Plan (the “Amended and Restated Plan”) makes available for grant 6.5 million shares of common stock in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units (“RSUs”), and/or other stock or cash-based awards to non-employee directors, officers, employees, advisors, and consultants who are selected by the Company’s Compensation Committee for participation in the plan. As of July 31, 2009, 2.2 million shares remained available for grant. The Amended and Restated Plan provides for accelerated vesting of outstanding awards if there is a change in control. The Amended and Restated Plan includes nondiscretionary antidilution provisions in case of an equity restructuring.

Share-based payments under the Amended and Restated Plan include the following:

(i)	Time-Based Vesting Stock Options (“TVOs”);

(ii)	Performance-Based Vesting Stock Options (“PVOs”);

(iii)	Time-Based Vesting Shares of Restricted Stock (“TVRSs”);

(iv)	Performance-Based Vesting Shares of Restricted Stock (“PVRSs”); and

(v)	Restricted Stock Units (“RSUs”).

(i) Time-Based Vesting Stock Options

TVOs are granted, with the exception of certain TVOs granted at the time of the Company’s IPO, with an exercise price equal to the New York Stock Exchange (“NYSE”) closing price of a share of common stock on the date of grant and have a contractual term of ten years. TVOs granted through April 30, 2007 become exercisable with respect to 25% of the shares on each of the first four anniversaries of the date of grant. TVOs granted in fiscal 2008 become exercisable with respect to 20% of the shares on each of the first five anniversaries of the date of grant. TVOs granted since fiscal 2009, with the exception of the Company’s June 2009 two-year grant to its new Chief Executive Officer, become exercisable with respect to one-third of the shares on each of the first three anniversaries of the date of grant. All TVOs granted are subject to continued employment on the vesting date.

The Company incurred share-based compensation expense of $1.35 million and $1.0 million in the three months ended July 31, 2009 and 2008, respectively, in connection with the vesting of TVOs. The share-based compensation in the three months ended July 31, 2009 included expense of $0.85 million related to the accelerated vesting of 160,642 TVO’s attributed to the departure of the Company’s former Chief Executive Officer in June 2009.

The weighted average grant date fair value for TVOs granted in the three months ended July 31, 2009 and 2008 was $3.45 and $2.98, respectively. The fair value of each TVO award was estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses the method permitted under SEC Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”), which amends SAB No. 107, “Share-Based Payment,” to determine the expected holding period and will continue to do so until the Company is able to accumulate a sufficient number of years of employee exercise behavior to make a more refined estimate of expected term. Expected volatility was based on the Company’s historical publicly traded stock price. The risk-free interest rate assumption was determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected holding period of the award being valued.

The following table sets forth the weighted average assumptions used to determine compensation cost for TVOs granted during the following periods:

	Three Months Ended July 31,
	2009	2008
Expected holding period (in years)	5.94	6.00
Expected volatility	67.4%	39.5%
Dividend yield	—%	5.7%
Risk-free interest rate	2.7%	3.3%

The following table summarizes information about TVO activity for the three months ended July 31, 2009:

	Number of TVOs	Weighted Average Exercise Price
Balance as of April 30, 2009	2,238,689	$21.04
Granted	195,602	$5.54
Forfeited	(4,629)	$23.77
Expired	(116,680)	$20.79

Balance as of July 31, 2009	2,312,982	$19.74

Exercisable as of July 31, 2009	1,531,577	$21.92

As of July 31, 2009, outstanding in-the-money TVOs had an aggregate intrinsic value of $0.2 million. The aggregate intrinsic value discussed in this paragraph represents the total pre-tax intrinsic value based on the Company’s closing stock price on July 31, 2009, which would have been received by the option holders had all in-the-money TVO holders exercised their TVOs on that date.

As of July 31, 2009, outstanding TVOs had an average remaining contractual life of 7.0 years. As of July 31, 2009, there were no exercisable in-the-money TVOs. As of July 31, 2009, exercisable TVOs had an average remaining contractual life of 6.1 years.

The following table summarizes information about unvested TVO activity for the first quarter of fiscal 2010:

	Number of TVOs	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2009	979,159	$5.99
Granted	195,602	$3.45
Vested	(388,727)	$6.92
Forfeited	(4,629)	$6.87

Unvested as of July 31, 2009	781,405	$4.88

As of July 31, 2009, there was $3.5 million of total unrecognized compensation cost related to unvested TVOs, which is expected to be recognized over a weighted average period of 1.7 years. The total fair value of stock options vested in the three months ended July 31, 2009 and 2008 was $2.7 million and $3.1 million, respectively.

(ii) Performance-Based Vesting Stock Options

In July 2009, the Company granted 148,579 PVOs to certain executives with a $5.95 per share exercise price representing the NYSE closing price of a share of common stock on the date of grant. PVOs had a grant date fair value of $3.87 per share with a contractual term of ten years. These PVOs will vest after three years provided that the Company achieves a pre-determined Earnings Before Income Tax, Depreciation and Amortization (“EBITDA”) target for fiscal 2012. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial target in fiscal 2012, except in the case of the Company’s Chief Executive Officer, who needs only to have been employed through the term of his employment agreement, which ends on June 4, 2011.

No compensation expense related to the July 2009 PVO grant was recorded in the three months ended July 31, 2009. If, and when, the Company determines it is probable that the performance condition will be achieved, compensation expense will be recognized cumulatively in such period from the date of grant through the date of the change in estimate for the awards under which the requisite service period has been rendered. The remaining unrecognized compensation expense for those awards would be recognized prospectively over the remaining requisite service period.

The weighted average grant date fair value for PVOs granted in the three months ended July 31, 2009 and 2008 was $3.87 and $3.70, respectively. The fair value of each PVO award was estimated on the date of grant using the Black-Scholes option-pricing model. For both the July 2009 and July 2008 grants, the expected holding period, expected volatility and risk-free interest rate assumptions were determined using the same methodology as the TVO grants discussed earlier.

The following table sets forth the weighted average assumptions used to determine compensation cost for PVOs granted during the following periods:

	Three Months Ended July 31,
	2009	2008
Expected holding period (in years)	6.50	6.00
Expected volatility	68.4%	39.5%
Dividend yield	—%	5.7%
Risk-free interest rate	2.8%	3.3%

The following table sets forth the weighted average assumptions used to determine compensation cost for PVOs granted during the three months ended July 31, 2009:

	Number of PVOs	Weighted Average Exercise Price
Outstanding as of April 30, 2009	186,870	$14.50
Granted	148,579	$5.95
Forfeited	(186,870)	$14.50

Outstanding as of July 31, 2009	148,579	$5.95

On June 30, 2009, the Compensation Committee of the Board of Directors determined that the performance criteria required for vesting of the July 2008 award had not been achieved and, as a result, all such outstanding TVRs were forfeited.

Outstanding in-the-money PVOs as of July 31, 2009 had an aggregate intrinsic value that was negligible. Outstanding PVOs as of July 31, 2009 had an average remaining contractual life of 9.96 years.

The following table summarizes information about unvested PVO activity for the first quarter of fiscal 2010:

	Number of PVOs	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2009	186,870	$3.70
Granted	148,579	$3.87
Forfeited	(186,870)	$3.70

Unvested as of July 31, 2009	148,579	$3.87

(iii) Time-Based Vesting Shares of Restricted Stock

The fair value of each TVRS grant is measured by the NYSE closing price of the Company’s common stock on the date of grant. Compensation expense related to the fair value of TVRSs is recognized on a straight-line basis over the requisite service period based on those restricted stock grants that are expected to ultimately vest. One third of the shares of restricted stock vest on each of the first three anniversaries of the date of grant, subject to continued employment on the vesting date, except in the case of the Company’s Chief Executive Officer, whereby one half of the shares of restricted stock vest on each of the first two anniversaries of the date of grant, subject to continued employment on the vesting date.

The Company incurred share-based compensation expense of $0.8 million and $0.2 million in the three months ended July 31, 2009 and 2008, respectively, in connection with the vesting of TVRSs. The share-based compensation in the three months ended July 31, 2009 included expense of $0.55 million related to the accelerated vesting of 54,616 TVRS’s attributed to the departure of the Company’s former Chief Executive Officer in June 2009.

The following table summarizes information about TVRS activity during the three months ended July 31, 2009:

	Number of TVRSs	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2009	208,068	$13.41
Granted	121,504	$5.56
Vested	(105,740)	$14.08
Forfeited	(1,113)	$12.72

Outstanding as of July 31, 2009	222,719	$8.81

As of July 31, 2009, outstanding TVRSs had an aggregate intrinsic value of $1.3 million.

As of July 31, 2009, there was $1.9 million of total unrecognized compensation cost related to unvested TVRSs, which is expected to be recognized over a weighted average period of 1.6 years.

(iv) Performance-Based Vesting Shares of Restricted Stock

In July 2009, the Company granted 96,640 PVRSs to certain executives with a grant date fair value of $5.95 per share. These PVRSs will vest after three years provided that the Company achieves a pre-determined EBITDA target for fiscal 2012. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial target in fiscal 2012, except in the case of the Company’s Chief Executive Officer, who needs only to have been employed through the term of his employment agreement, which ends on June 4, 2011.

No compensation expense related to the July 2009 PVRS grant was recorded in the three months ended July 31, 2009. If, and when, the Company determines it is probable that the performance condition will be achieved, compensation expense will be recognized cumulatively in such period from the date of grant through the date of the change in estimate for the awards under which the requisite service period has been rendered. The remaining unrecognized compensation expense for those awards would be recognized prospectively over the remaining requisite service period.

The following table summarizes information about PVRS activity during the three months ended July 31, 2009:

	Number of PVRSs	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2009	143,053	$14.50
Granted	96,640	$5.95
Forfeited	(143,053)	$14.50

Outstanding as of July 31, 2009	96,640	$5.95

On June 30, 2009, the Compensation Committee of the Board of Directors determined that the performance criteria required for vesting of the July 2008 award had not been achieved and, as a result, all such outstanding PVRSs were forfeited.

As of July 31, 2009, outstanding PVRSs had an aggregate intrinsic value of $0.6 million.

(v) Restricted Stock Units

The Company incurred share-based compensation expense of $0.1 million in each of the three months ended July 31, 2009 and 2008, respectively, in connection with the issuance of fully vested and non-forfeitable RSUs to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services. In the three months ended July 31, 2009, the Company granted 14,272 RSUs at a grant price of $6.05 resulting in 116,487 RSUs outstanding as of July 31, 2009 with a weighted average grant price of $16.38.

6. LEASE TERMINATION ACCRUAL

As part of an overall effort to optimize company-owned store locations and improve profitability, in fiscal 2009, approximately 303 under-performing store locations were either closed, or the Company decided to exit them in connection with its April 2009 restructuring action.

The following table summarizes the aggregate activity in the first quarter of fiscal 2010 in connection with the Company’s lease termination accrual:

(In Thousands)
Accrued lease termination balance as of April 30, 2009(a)	$4,476
Additional accruals	23
Adjustments(b)	(203)
Cash payments(c)	(1,394)

Accrued lease termination balance as of July 31, 2009(d)	$2,902

(a)	The balance as of April 30, 2009 consisted of $3.2 million in accounts payable and accrued liabilities and $1.3 million in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheet
(b)	The decrease in the accrual was primarily the result of favorable negotiations with certain landlords to buy out of leases early.
(c)	Cash payments during the period consisted of $0.8 million in cash payments associated with early lease buyouts and $0.6 million associated with monthly contractual rental payments.
(d)	The balance as of July 31, 2009 consisted of $1.6 million in accounts payable and accrued liabilities and $1.3 million in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheet

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

	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Three months ended July 31, 2009
Revenues	$4,457	$588	$—	$5,045

Loss before income taxes	$(8,496)	$(8,431)	$(20,009)	$(36,936)

Three months ended July 31, 2008
Revenues	$3,875	$412	$—	$4,287

Loss before income taxes	$(11,729)	$(11,864)	$(10,469)	$(34,062)

(a)	Corporate and other expenses include unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as share-based compensation and financing costs.

8. COMMITMENTS AND CONTINGENCIES

The Company is required to provide various types of surety bonds, such as tax return preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations to third parties. These bonds vary in duration although most are issued and outstanding from one to two years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $2.5 million as of July 31, 2009. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company, through TSA, provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require in certain circumstances the Company to pay penalties and interest assessed by a taxing authority. The Company had a liability of $0.1 million as of July 31, 2009 for the fair value of the obligation undertaken in issuing the guarantee. Such liabilities were included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee® product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

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

The Company routinely enters into contracts that include indemnification provisions that serve to protect the contracting parties from losses such parties suffer as a result of acts or omissions of the Company and/or its affiliates, including in particular indemnity obligations relating to (a) tax, legal and other risks related to the sale of businesses or the provision of services; (b) indemnification of the Company’s directors and officers; (c) indemnities of various lessors in connection with facility leases for certain claims arising from such facility or lease; and (d) third-party claims, including those from franchisees, relating to various arrangements in the normal course of business. There is no stated maximum payment related to these indemnities, and the term of indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against the Company and the ultimate liability related to any such claims, if any, is difficult to predict. In addition, from time to time, the Company enters into other indemnity agreements in connection with the operations of the business.

Legal Proceedings

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

On April 20, 2007, Brent Wooley brought a purported class action complaint against the Company and certain unknown franchisees in the United States District Court, Northern District of Illinois. The complaint, which was subsequently amended, was brought on behalf of customers who obtained tax return preparation services that allegedly included false deductions without support by the customer that resulted in penalties being assessed by the IRS against the taxpayer for violations of the Illinois Consumer Fraud and Deceptive Practices Act, and the Racketeering and Corrupt Organizations Act, and alleging unjust enrichment and breach of contract, seeking compensatory and punitive damages, restitution, and attorneys’ fees. The alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act relate to representations regarding tax return preparation, Basic Guarantee and Gold Guarantee coverage and denial of Gold Guarantee claims. Following dispositive motions, on December 24, 2008, the Company answered Plaintiff’s fourth amended complaint with respect to the remaining breach of contract claim. The case is in its discovery and pretrial stage. On August 18, 2009, Plaintiff filed a motion seeking leave to file a Fifth Amended Complaint. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On January 17, 2008, an attorney with the New York State Division of Human Rights (the “Division”) filed with the Division a Division-initiated administrative complaint against the Company for allegedly marketing loan products to individuals in New York based on their race and military status in violation of New York State’s Human Rights Law, and seeking injunctive and other relief. On February 19, 2008, the Company filed a response to the complaint with the Division. On June 30, 2008, the Division issued a determination of probable cause on the matter and determined that it had jurisdiction. The matter will be set for an administrative hearing. The Company believes that no jurisdiction exists, that it has meritorious defenses and is contesting this matter vigorously. On October 15, 2008, the Company filed a Complaint in the United States District Court, Southern District of New York against the Commissioner of the Division for injunctive and declaratory relief. On October 20, 2008, the Company filed a motion for a preliminary injunction against the Commissioner of the Division to prevent the Division from proceeding with its administrative complaint. At the request of the Division, the parties had entered into a number of stipulations to extend the Division’s response date to the Complaint until August 10, 2009 while maintaining the status quo in the administrative complaint process to permit the parties to engage in further discussions regarding these matters. Due to these ongoing discussions, on June 25, 2009, at the request of the Court, the Company agreed to withdraw its motion for a preliminary injunction without prejudice and with the understanding that the Company could refile its motion at a future date. On August 11, 2009, the Division filed a motion to dismiss the Complaint. The parties have submitted a stipulation to the Court that provides for maintaining the status quo with respect to the administrative proceeding. The Company intends to litigate this matter vigorously.

On February 8, 2008, H&R Block Tax Services, Inc. brought a patent infringement action against the Company in the U.S. District Court for the Eastern District of Texas alleging infringement of two patents relating to issuing spending vehicles to an individual in exchange for the assignment of at least a portion of a payment that the individual is entitled to receive from a governmental agency, and seeking damages and injunctive relief. On April 3, 2008, the Company filed an answer denying infringement and asserting counterclaims of non-infringement and invalidity. On November 14, 2008, Plaintiff moved for leave to amend the action alleging infringement of a third patent relating to providing a loan to a taxpayer prior to the end of the current year, the loan amount being based on the taxpayer’s estimated tax refund amount for such year. On December 23, 2008, the Court granted Plaintiff’s motion for leave to amend. On January 12, 2009, the Company answered the amended complaint denying infringement and asserting counterclaims of non-infringement and invalidity. On March 13, 2009, the Company filed a motion for summary judgment of invalidity of all asserted patent claims. A decision on that motion is currently pending. On August 28, 2009, the Company filed a motion for summary judgment of indefiniteness of certain of the asserted patent claims. The Court has set a trial date of May 10, 2010. The case is in its discovery and pretrial phase. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On February 16, 2009, Alicia Gomez brought a purported class action complaint against the Company in the Circuit Court of Maryland, Montgomery County, on behalf of Maryland customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Maryland’s Credit Services Businesses Act, and for an alleged violation of Maryland’s Consumer Protection Act, and seeking damages and injunctive relief. On March 18, 2009, the Company filed a motion to dismiss. On June 18, 2009, the Court granted the Company’s motion to dismiss in all respects, dismissing the Plaintiff’s complaint. On July 17, 2009, Plaintiff filed a notice of appeal. The Company believes it has meritorious defenses and is contesting this matter vigorously.

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

The following discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on July 2, 2009.

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

Jackson Hewitt Tax Service Inc. is the second largest paid individual tax return preparer in the United States based upon the number of individual tax returns prepared and filed with the Internal Revenue Service (“IRS”). In fiscal 2009, our network consisted of approximately 6,600 franchised and company-owned offices and prepared 2.96 million tax returns. We estimate our network prepared between 3-4% of all tax returns prepared by a paid tax return preparer. Our revenues consist of fees paid by our franchisees, service revenues earned at company-owned offices, and financial product fees. “Jackson Hewitt,” “the Company,” “we,” “our,” and “us” are used interchangeably in this report to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

Seasonality of Operations

The tax return preparation business is highly seasonal, and we historically generate substantially all of our revenues during the period from January 1 through April 30. In fiscal 2009, we earned 95% of our revenues during this period. We operate at a loss during the period from May 1 through December 31, during which we incur costs associated with preparing for the upcoming tax season.

Financial Products Agreements

We earn financial product fees primarily from financial institutions that collectively provide financial products, including Refund Anticipation Loans (“RALs”) and Assisted Refunds, to the entire network of Jackson Hewitt Tax Service offices during the tax season in the third and fourth fiscal quarters. We have agreements under which these financial institutions pay us a fixed fee to offer, process and administer such financial products through Jackson Hewitt Tax Service locations as well as variable payments upon the attainment of certain contractual growth thresholds. These Agreements expire on October 31, 2010.

We have recently learned of potential structural changes under consideration with respect to the offering of RAL and Assisted Refund products by certain of our bank partners, including lowering the APR in the RAL program. These changes, which could go into effect as early as the 2010 Tax Season, have not been finalized. If these changes were to be implemented, such changes would likely impact the economics to us under these programs. If this were to occur, we would likely give consideration to changes in our client pricing structure with the goal to effectively offset the potential reduction in economics from these programs.

Walmart Update

In March 2009, we entered into an agreement with Walmart that grants us the exclusive right to provide tax preparation services within Wal-Mart stores during the 2010 and 2011 tax seasons. Under the expanded Walmart opportunity, we will be adding new Walmart store locations to our overall distribution network, and will work closely with Walmart to jointly drive tax preparation customers and Walmart associates to our Walmart store locations.

We are in the process of finalizing Walmart store locations and expect to be in approximately 1,500 to 1,750 Walmart stores in the 2010 tax season. This effort will likely be completed by the end of September 2009. The range in Walmart store locations is somewhat below the previously anticipated number of Walmart store locations, but still provides for a solid incremental growth opportunity. The lower Walmart store count is the result of Walmart’s initiation of a remodeling effort in its smaller stores, which has resulted in our inability to “fit” into certain Walmart store locations. We are continuing to work with Walmart to optimize the opportunity to operate in these smaller stores in 2010.

Management Consultant Engagement Concluded

In August 2009, the management consulting firm that we retained to work jointly with us to more fully understand the sources of our weak performance in the 2009 tax season concluded their engagement. Some of their findings were not entirely new to us, but the relative impact on our business and what we needed to do differently was more clearly defined. The following areas represent the principal initiatives we will focus our attention on and we believe will result in improved operational and financial performance in the 2010 tax season:

•	Put into practice a renewed focus on our core business – tax return preparation with a keen emphasis on client satisfaction and retention;

•	Improve tax return preparer training and retention;

•	Effectively execute a more impactful pre-season financial product;

•	Significantly enhance our overall marketing program with local marketing effectiveness at the forefront;

•	Employ a more effective pricing strategy;

•	Improve the performance of our company-owned office operations segment;

•	Effectively execute on our exclusive Walmart arrangement;

•	Successfully launch our first-ever online tax return preparation product; and

•	Achieve a more collaborative partnership with our franchise community.

We believe this strategy begins with getting back to basics — our core business of providing quality, accurate tax return preparation — and doing so with a focus on meeting and exceeding the needs of our clients in terms of pricing, value, and their overall experience at Jackson Hewitt.

Management Change

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

Condensed Consolidated Results of Operations

	Three Months Ended July 31,
	2009	2008
	(in thousands)
Revenues
Franchise operations revenues:
Royalty	$556	$627
Marketing and advertising	245	277
Financial product fees	3,320	2,622
Other	336	349
Service revenues from company-owned office operations	588	412

Total revenues	5,045	4,287

Expenses
Cost of franchise operations	7,488	8,612
Marketing and advertising	3,015	4,169
Cost of company-owned office operations	6,996	9,307
Selling, general and administrative	16,726	10,448
Depreciation and amortization	3,325	3,207

Total expenses	37,550	35,743

Loss from operations	(32,505)	(31,456)
Other income/(expense):
Interest and other income	598	400
Interest expense	(5,029)	(3,006)

Loss before income taxes	(36,936)	(34,062)
Benefit from income taxes	15,096	13,518

Net loss	$(21,840)	$(20,544)

Given the seasonal nature of the tax return preparation business, approximately 2% of the total tax returns prepared by our network in fiscal 2009 were prepared in the first two fiscal quarters. Consequently, the number of tax returns prepared during the first two fiscal quarters and the corresponding revenues are not indicative of the overall trends of our business for the fiscal year. Most tax returns prepared in the first two fiscal quarters are related to either tax returns for which filing extensions had been applied for by the customer or amendments to previously filed tax returns.

Three Months Ended July 31, 2009 as Compared to Three Months Ended July 31, 2008

Total Revenues

Total revenues increased $0.8 million, or 18%, primarily due to higher financial product fees earned in connection with our prepaid debit card program. Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses increased $1.8 million, or 5%. Highlights were as follows:

Cost of franchise operations: Cost of franchise operations decreased $1.1 million, or 13%, primarily due to lower compensation-related costs of $0.9 million as a result of fiscal 2009 workforce reductions and other employee departures.

Marketing and Advertising: Marketing and advertising expenses decreased $1.2 million, or 28%, primarily due to lower sponsorship-related expenses of $0.8 million and lower media expense of $0.4 million.

Cost of company-owned office operations: Cost of company-owned office operations decreased $2.3 million, or 25%, primarily due to lower lease termination and related expenses of $1.6 million, and lower labor costs of $0.4 million and lower storefront occupancy costs of $0.3 million due to fewer locations as a result of last year’s lease termination actions.

Selling, general and administrative: Selling, general and administrative expenses increased $6.3 million, or 60%, primarily due to (i) a $4.3 million termination charge related to the departure of our former Chief Executive Officer in June 2009; (ii) higher external legal fees of $1.7 million; (iii) the absence of a $1.5 million insurance recovery related to a legal settlement; and (iv) higher management consulting fees of $1.4 million.

The overall increase in selling, general and administrative expenses was partially offset by (i) lower employee termination expenses (other than in connection with the termination of our former Chief Executive Officer in June 2009) of $1.4 million; (ii) lower share-based compensation of $0.6 million; and (iii) lower compensation-related expenses of $0.5 million as a result of the fiscal 2009 workforce reductions and other employee departures.

Other income (expense)

Interest expense: Interest expense increased $2.0 million, or 67%, primarily due to the higher credit spread under our amended credit facility, and higher amortization of deferred financing costs of $0.4 million partially offset by lower market interest rates. Our average cost of debt was 7.8% and 4.7% in the first quarter of fiscal 2010 and first quarter of fiscal 2009, respectively.

Segment Results and Corporate and Other

Franchise Operations

	Three Months Ended July 31,
	2009	2008
	(in thousands)
Results of Operations:
Revenues
Royalty	$556	$627
Marketing and advertising	245	277
Financial product fees	3,320	2,622
Other	336	349

Total revenues	4,457	3,875

Expenses
Cost of operations	7,488	8,612
Marketing and advertising	2,919	4,108
Selling, general and administrative	851	1,067
Depreciation and amortization	2,293	2,193

Total expenses	13,551	15,980

Loss from operations	(9,094)	(12,105)
Other income/(expense):
Interest and other income	598	376

Loss before income taxes	$(8,496)	$(11,729)

Three Months Ended July 31, 2009 as Compared to Three Months Ended July 31, 2008

Total Revenues

Total revenues increased $0.6 million, or 15%. Highlights were as follows:

Financial product fees: Financial product fees increased $0.7 million, or 27%, principally due to higher financial product fees earned from the financial institution that issues and manages our prepaid debit card program and provides line of credit products related to the card.

Other revenues: Other revenues decreased slightly. We did not sell any territories in the first quarter of fiscal 2010 as compared to the sale of four territories in the first quarter of fiscal 2009. We believe the absence of territory sales was due in part to the ongoing difficult economic environment.

Total Expenses

Total operating expenses decreased $2.4 million, or 15%. Highlights were as follows:

Cost of operations: Cost of operations decreased as discussed in the Condensed Consolidated Results of Operations.

Marketing and Advertising: Marketing and advertising expenses decreased $1.2 million, or 29%, as discussed in the Condensed Consolidated Results of Operations.

Selling, general and administrative: Selling, general and administrative expenses decreased $0.2 million, or 20%, primarily due to lower compensation-related expenses due to workforce reductions.

Company-Owned Office Operations

	Three Months Ended July 31,
	2009	2008
	(in thousands)
Results of Operations:
Revenues
Service revenues from operations	$588	$412

Expenses
Cost of operations	6,996	9,307
Marketing and advertising	96	61
Selling, general and administrative	895	1,894
Depreciation and amortization	1,032	1,014

Total expenses	9,019	12,276

Loss from operations	(8,431)	(11,864)

Loss before income taxes	$(8,431)	$(11,864)

Three Months Ended July 31, 2009 as Compared to Three Months Ended July 31, 2008

Total Expenses

Total operating expenses decreased $3.3 million, or 27%. Highlights were as follows:

Cost of operations: Cost of operations decreased as discussed in the Condensed Consolidated Results of Operations.

Selling, general and administrative: Selling, general and administrative decreased $1.0 million, or 53%, primarily due to lower employee termination expenses of $0.7 million.

Corporate and Other

Corporate and other expenses include unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as share-based compensation and financing costs.

	Three Months Ended July 31,
	2009	2008
	(in thousands)
Expenses (a)
General and administrative	$9,922	$7,155
Insurance settlement	—	(1,500)
Employee termination expenses	4,256	414
Share-based compensation	802	1,418

Total expenses	14,980	7,487

Loss from operations	(14,980)	(7,487)
Other income/(expense):
Interest and other income	—	24
Interest expense	(5,029)	(3,006)

Loss before income taxes	$(20,009)	$(10,469)

(a)	Included in selling, general and administrative in the Condensed Consolidated Statements of Operations.

Three Months Ended July 31, 2009 as Compared to Three Months Ended July 31, 2008

Loss from operations

Loss from operations increased $7.5 million, or 100%, primarily due to (i) a $4.3 million termination charge related to the departure of our former Chief Executive Officer in June 2009; (ii) higher external legal fees of $1.7 million; (iii) the absence of a $1.5 million insurance recovery related to a legal settlement; and (iv) higher management consulting fees of $1.4 million.

The overall increase in selling, general and administrative expenses was partially offset by (i) lower share-based compensation of $0.6 million; (ii) lower employee termination expenses (other than in connection with the termination of our former Chief Executive Officer in June 2009) of $0.5 million; and (iii) lower compensation-related expenses of $0.3 million as a result of fiscal 2009 workforce reductions and other employee departures.

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

Sources and Uses of Cash

Operating activities

In the three months ended July 31, 2009, we used $1.5 million more cash for operations as compared to the three months ended July 31, 2008 due to the following:

•	Payment of $2.8 million related to a previously accrued legal settlement;

•	Higher external legal fee payments of $1.6 million;

•	Lease termination payments of $1.4 million; and

•	Higher employee termination payments of $1.3 million.

Partially offsetting the factors discussed above were:

•	Lower employee payroll payments of $1.8 million primarily due to reductions in workforce in fiscal 2009 and other employee departures;

•	Lower income tax payments of $1.6 million primarily due to the decrease in operating income between years;

•

Lower bonus payments for full-time employees as we did not pay a bonus in the three months ended July 31, 2009 as compared to payments of $1.4 million in the three months ended July 31, 2008 (accrued in fiscal 2008); and

•	Lower incentive payments to franchisees of $0.5 million.

Investing activities

In the three months ended July 31, 2009, we used $7.0 million less cash for investing activities as compared to the three months ended July 31, 2008 primarily due to a $10.4 reduction in cash paid for the acquisition of tax return preparation businesses partially offset by higher capital expenditures of $3.6 million, which included $2.3 million paid for kiosks in support of our expanded Wal-Mart opportunity.

Financing activities

In the three months ended July 31, 2009, we received $1.4 million less cash from financing activities as compared to the three months ended July 31, 2008 primarily due to a reduction in net borrowings under our credit facility of $8.0 million partially offset by lower dividend payments of $5.1 million.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

Over the next 12 months, our primary cash requirements will be the funding of our operating activities (including contractual obligations and commitments), capital expenditure requirements, the funding of franchisee office expansion, repaying debt outstanding, and making periodic interest payments on our debt outstanding, as described more fully below.

•

Marketing and advertising—We receive marketing and advertising payments from franchisees to fund our budget for most of these expenses. Marketing and advertising expenses include regional and local campaigns designed to increase brand awareness and attract both early season and late season customers. Such expenses are seasonal in nature and typically increase in our third and fourth fiscal quarters when most of our revenues are earned.

•

Company-owned offices—Expenses to operate our company-owned offices begin to increase during the third fiscal quarter and peak during the fourth fiscal quarter primarily due to the labor costs related to the seasonal employees who provide tax return preparation services to our customers. We also continue to pursue selective acquisition opportunities for our company-owned office segment in economically attractive, high growth markets adjacent to our current operations. Under the terms of the April 2009 Amended and Restated Credit Agreement, we are limited to annual acquisitions of $7.0 million.

•

Lease termination payments—We anticipate spending approximately $2 million over the next 12 months in connection with lease terminations previously accrued for (based on certain assumptions and if we are successful in buying out of these lease commitments).

•

Capital expenditures—We anticipate spending between $13 million and $16 million on capital expenditures over the remaining nine months of fiscal 2010, nearly half of which will be related to kiosks purchased in support of our expanded Wal-Mart opportunity. The majority of the remaining capital expenditures are planned for information technology upgrades, including personnel related payments capitalized for the development of internal use software.

•	Franchisee funding—We anticipate providing franchisees with funding as we look to build a stronger distribution system.

•

Debt service—As of August 31, 2009, we had $289.0 million outstanding under our April 2009 Amended and Restated Credit Agreement. Under the terms of the April 2009 amendment, a mandatory payment of $25.0 million is due in April 2010 in connection with the amortizing term loan of $225.0 million. Additionally, we anticipate having to spend between $17 million and $20 million on interest over the remaining nine months of fiscal 2010.

•

Severance—We anticipate spending approximately $2.8 million over the next 12 months in connection with executed separation agreements with certain former executives, including $2.3 million due our former Chief Executive Officer in the third quarter of fiscal 2010.

Future Sources of Cash

We borrow against our amended credit facility to fund operations with increases particularly during the first nine months of the fiscal year. Beginning in the fourth fiscal quarter, we expect our primary sources of cash to be royalty and marketing & advertising fees from franchisees, service revenues earned at company-owned offices, and financial product fees.

Critical Accounting Policies

Our Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported therein. Events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our Condensed Consolidated Financial Statements were the most appropriate at that time. The following critical accounting policies may affect reported results resulting in variations in our financial results both on an interim and fiscal year basis.

Goodwill

We have $418.7 million in goodwill as of July 31, 2009. The recoverability of goodwill is subject to an annual impairment test based on the estimated fair value of our underlying businesses. We test goodwill for impairment annually in our fourth fiscal quarter, which coincides with the development of our five-year strategic operating plan. Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

If our estimates of fair value change due to changes in our businesses or other factors, including if we are unable to mitigate the effect on our future cash flows in the 2010 tax season and beyond that may result from operating in a lower than originally anticipated number of Walmart locations as well as a potential reduction in economics under certain of our financial product agreements, we may determine that an impairment charge is necessary. Such a non-cash charge would be equal in amount to the excess of the carrying amount of a reporting unit’s goodwill over its implied fair value and would be recognized as a component of operating income in the reporting period identified. We consider historical experience and all available information at the time the fair value of our reporting units are estimated. However, fair values that could be realized in an actual transaction may differ from those used by us to evaluate the impairment of our goodwill. We concluded as of April 30, 2009, which was the date of our most recent impairment test for goodwill, that the fair value exceeded the net carrying value for each of our reporting units, thereby indicating no impairment in fiscal 2009. There were not any changes in our underlying business projections, as of July 31, 2009, that would cause us to change our conclusion from the April 30, 2009 evaluation.

Other Indefinite-Lived Intangible Assets

We have $83.6 million in indefinite-lived intangible assets as of July 31, 2009. Other indefinite-lived intangibles, which consist of our trademarks and reacquired rights under franchise agreements from acquisitions, are recorded at their fair value as determined through purchase accounting. Our trademarks are reviewed for impairment annually in our fourth fiscal quarter. Additionally, we review the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of our trademarks is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference.

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

A significant downward revision in the present value of estimated future cash flows for our trademarks could result in an impairment. Such a non-cash charge would be limited to the difference between the carrying amount of the intangible asset and its fair value and would be recognized as a component of operating income in the reporting period identified. We concluded as of April 30, 2009, which was the date of our most recent impairment test for other indefinite-lived intangibles, that the fair value exceeded the carrying value of our trademarks, thereby indicating no impairment in fiscal 2009. There were not any changes in our underlying business projections, as of July 31, 2009, that would cause us to change our conclusion from the April 30, 2009 evaluation.

ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS 168”). This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”)—authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will use the new guidelines and numbering system prescribed by the Codification when referring to GAAP beginning in our Quarterly Report on Form 10-Q for the period ended October 31, 2009. As the Codification was not intended to change or alter existing GAAP, the adoption of FAS 168 will have no impact on our Consolidated Financial Statements.

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

We have financial market risk exposure related primarily to changes in interest rates. As discussed above, we attempt to reduce this risk through the utilization of derivative financial instruments. A hypothetical 1% change in the interest rate on our floating-rate borrowings outstanding as of July 31, 2009, excluding our $100.0 million of hedged borrowings whereby we fixed the interest rate, at an average ranging from 4.4% to 4.5%, would result in an annual increase or decrease in income before income taxes of $1.7 million. The estimated increase or decrease is based upon the level of variable rate debt as of July 31, 2009 and assumes no changes in the volume or composition of debt.

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

(b) Changes in Internal Control over Financial Reporting.

During the first quarter of fiscal 2010, there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

See “Part 1 — Item 1 — Note 8 — Commitments and Contingencies,” to our Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A.	Risk Factors.

During the three months ended July 31, 2009, there were no material changes from the risk factors as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds:

There were no unregistered sales of equity securities during the three months ended July 31, 2009.

Issuer Purchases of Equity Securities:

There were no issuer purchases of equity securities during the three months ended July 31, 2009.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended July 31, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no submissions of matters to a vote of security holders during the three months ended July 31, 2009.

Item 5.	Other Information.

There is no other information to be disclosed.

Item 6.	Exhibits.

Exhibits: We have filed the following exhibits in connection with this report:

10.1*	Executive Employment Agreement between Jackson Hewitt Tax Service Inc. and Harry W. Buckley, effective as of July 13, 2009

10.2*	Separation Agreement and General Release, dated July 14, 2009, by and between Jackson Hewitt Tax Service Inc. and Michael C. Yerington

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 3, 2009.

JACKSON HEWITT TAX SERVICE INC.

By:	/s/ HARRY W. BUCKLEY
Harry W. Buckley President and Chief Executive Officer (Principal Executive Officer)

/s/ DANIEL P. O’BRIEN
Daniel P. O’Brien Executive Vice President and Chief Financial Officer

/s/ CORRADO DE PINTO
Corrado De Pinto Vice President and Chief Accounting Officer