Form 10-Q
period 2009-10-31
JACKSON HEWITT TAX SERVICE INC
filed 2009-12-09
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2009

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

The number of shares outstanding of the registrant’s common stock was 28,769,115 (net of 10,739,447 shares held in treasury) as of November 30, 2009.

JACKSON HEWITT TAX SERVICE INC.

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of
	October 31, 2009	April 30, 2009
Assets
Current assets:
Cash and cash equivalents	$60	$306
Accounts receivable, net of allowance for doubtful accounts of $2,013 and $1,869, respectively	12,629	24,272
Notes receivable, net	7,073	6,569
Prepaid expenses and other	10,548	14,195
Deferred income taxes	7,613	5,601

Total current assets	37,923	50,943

Property and equipment, net	27,969	27,685
Goodwill	421,391	418,674
Other intangible assets, net	87,415	87,324
Notes receivable, net	6,355	4,146
Other non-current assets, net	17,567	19,436

Total assets	$598,620	$608,208

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$21,268	$33,693
Income taxes payable	14,580	48,305
Deferred revenues	8,626	10,370

Total current liabilities	44,474	92,368

Long-term debt	311,000	232,000
Deferred income taxes	25,307	23,589
Other non-current liabilities	13,654	16,587

Total liabilities	394,435	364,544

Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.01; Authorized: 200,000,000 shares; Issued: 39,508,562 and 39,290,418 shares, respectively	395	393
Additional paid-in capital	389,942	388,136
Retained earnings	120,666	161,988
Accumulated other comprehensive loss	(3,960)	(4,178)
Less: Treasury stock, at cost: 10,739,447 and 10,527,879 shares, respectively	(302,858)	(302,675)

Total stockholders’ equity	204,185	243,664

Total liabilities and stockholders’ equity	$598,620	$608,208

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
Revenues
Franchise operations revenues:
Royalty	$688	$646	$1,244	$1,273
Marketing and advertising	302	287	547	564
Financial product fees	2,340	2,452	5,660	5,074
Other	166	1,248	502	1,597
Service revenues from company-owned office operations	536	436	1,124	848

Total revenues	4,032	5,069	9,077	9,356

Expenses
Cost of franchise operations	7,037	7,341	14,525	15,953
Marketing and advertising	3,409	5,440	6,424	9,609
Cost of company-owned office operations	7,281	8,633	14,277	17,940
Selling, general and administrative	10,761	13,452	27,487	23,900
Depreciation and amortization	3,709	3,186	7,034	6,393

Total expenses	32,197	38,052	69,747	73,795

Loss from operations	(28,165)	(32,983)	(60,670)	(64,439)
Other income/(expense):
Interest and other income	633	380	1,231	780
Interest expense	(5,408)	(4,219)	(10,437)	(7,225)

Loss before income taxes	(32,940)	(36,822)	(69,876)	(70,884)
Benefit from income taxes	13,462	14,616	28,558	28,134

Net loss	$(19,478)	$(22,206)	$(41,318)	$(42,750)

Loss per share:
Basic and Diluted	$(0.68)	$(0.78)	$(1.45)	$(1.50)

Weighted average shares outstanding:
Basic and Diluted	28,598	28,476	28,578	28,472

Cash dividends declared per share:	$—	$0.18	$—	$0.36

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended October 31,
	2009	2008
Operating activities:
Net loss	$(41,318)	$(42,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,034	6,393
Share-based compensation	2,797	2,085
Amortization of deferred financing costs	950	218
Amortization of development advances	748	911
Provision for uncollectible receivables, net	448	50
Deferred income taxes	(798)	(2,426)
Other	19	(53)
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	8,697	11,249
Notes receivable	(1,782)	(1,182)
Prepaid expenses and other	6,953	6,695
Accounts payable, accruals, and other liabilities	(13,351)	(4,313)
Income taxes payable	(34,356)	(39,148)
Deferred revenues	(3,396)	(3,961)

Net cash used in operating activities	(67,355)	(66,232)

Investing activities:
Capital expenditures	(3,784)	(2,098)
Capital expenditures – equipment leased to franchisees	(5,729)	—
Funding provided to franchisees	(1,512)	(2,089)
Proceeds from repayment of franchisee notes	763	248
Cash paid for acquisitions	(2,069)	(11,707)

Net cash used in investing activities	(12,331)	(15,646)

Financing activities:
Common stock repurchases	(183)	—
Borrowings under revolving credit facility	85,000	113,000
Repayments of borrowings under revolving credit facility	(6,000)	(23,000)
Dividends paid to stockholders	(60)	(10,228)
Proceeds from issuance of common stock	—	10
Debt issuance costs	(211)	(881)
Change in cash overdrafts	894	(1,262)

Net cash provided by financing activities	79,440	77,639

Net decrease in cash and cash equivalents	(246)	(4,239)
Cash and cash equivalents, beginning of period	306	4,594

Cash and cash equivalents, end of period	$60	$355

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

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

Jackson Hewitt Tax Service Inc. was incorporated in Delaware in February 2004 as the parent corporation in connection with the Company’s June 2004 initial public offering (“IPO”) pursuant to which Cendant Corporation, now known as Avis Budget Group, Inc. (“Cendant”), divested 100% of its ownership interest in Jackson Hewitt Tax Service Inc. Jackson Hewitt Inc. (“JHI”) is a wholly-owned subsidiary of Jackson Hewitt Tax Service Inc. Jackson Hewitt Technology Services LLC is a wholly-owned subsidiary of JHI that supports the technology needs of the Company. Company-owned office operations are conducted by Tax Services of America, Inc., which is a wholly-owned subsidiary of JHI. The Condensed Consolidated Financial Statements include the accounts and transactions of Jackson Hewitt and its subsidiaries.

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

Management has evaluated all activity of the Company through December 9, 2009 (the issuance date of the Condensed Consolidated Financial Statements) and concluded that no subsequent events have occurred since October 31, 2009 that would require recognition in the Condensed Consolidated Financial Statements. Please see Note 10-Subsequent Events for a description of the subsequent events that the Company concluded required disclosure in the Notes to Condensed Consolidated Financial Statements.

Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive loss, net of tax, were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	(in thousands)		(in thousands)
	2009	2008	2009	2008
Net loss	$(19,478)	$(22,206)	$(41,318)	$(42,750)
Changes in fair value of derivatives	(37)	(595)	218	107

Total comprehensive loss	$(19,515)	$(22,801)	$(41,100)	$(42,643)

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

In each reporting period, both basic and dilutive loss per share computations exclude all performance vesting awards since the performance conditions had not been met for those periods. See “Note 4—Share-Based Payments” for additional information on the Company’s performance vesting awards.

The following table summarizes the in-the-money securities that were excluded from the computation of the effect of dilutive securities on loss per share. These securities consisted of stock options and shares of restricted stock that were considered to be anti-dilutive due to all periods presented being net loss periods.

	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands)	2009	2008	2009	2008
Stock options	3	176	2	70
Shares of restricted stock	10	194	20	164

Total antidilutive securities	13	370	22	234

Also, stock options with exercise prices greater than the average market prices for the Company’s common stock totaled 2.2 million and 2.7 million for the three months ended October 31, 2009 and 2008, respectively, and 2.3 million and 2.8 million for the six months ended October 31, 2009 and 2008, respectively.

2. FAIR VALUE MEASUREMENTS

Financial assets and liabilities subject to fair value measurements on a recurring basis are classified according to a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 represents observable inputs such as quoted prices in active markets. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no changes to the Company’s valuation techniques used to measure asset and liabilities fair values on a recurring basis during the six months ended October 31, 2009.

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

The accompanying condensed consolidated balance sheet includes financial instruments that are recorded at fair value as noted below:

		Fair Value at Reporting Date Using
		(In thousands)
	Fair Value As of October 31, 2009	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Investments held in trust, current	$158	$6	$152	$—
Investments held in trust, non-current	86	4	82	—

Total	$244	$10	$234	$—

Liabilities
Derivative contracts	$6,600	$—	$6,600	$—

Total	$6,600	$—	$6,600	$—

		Fair Value at Reporting Date Using
		(In thousands)
	Fair Value As of April 30, 2009	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Investments held in trust, current	$278	$167	$111	$—
Investments held in trust, non-current	189	120	69	—

Total	$467	$287	$180	$—

Liabilities
Derivative contracts	$6,963	$—	$6,963	$—

Total	$6,963	$—	$6,963	$—

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2009	$336,767	$81,907	$418,674
Additions (Note 6)	—	2,717	2,717

Balance as of October 31, 2009	$336,767	$84,624	$421,391

Other intangible assets consisted of:

	As of October 31, 2009			As of April 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(15,666)	$386	$16,052	$(15,605)	$447
Customer relationships(b)	12,829	(9,904)	2,925	12,449	(9,246)	3,203
Reacquired franchise rights(c)	442	—	442	—	—	—
Acquired tradename	53	(16)	37	53	(4)	49

Total amortizable other intangible assets	$29,376	($25,586)	3,790	$28,554	$(24,855)	3,699

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000
Reacquired franchise rights(d)			2,625			2,625

Total unamortizable other intangible assets			83,625			83,625

Total other intangible assets, net			$87,415			$87,324

(a)	Amortized using the straight-line method over a period of ten years.
(b)	Consists of customer lists and non-compete agreements. Customer lists are amortized using the double declining method over a period of five years and non-compete agreements are amortized using the straight-line method over a period of two to six years.
(c)	Consists of franchise rights reacquired after the Company’s adoption of Accounting Standards Codification (“ASC”) subtopic 805, “Business Combinations” in which amounts are amortized over the remaining life of the franchise agreement from the date of acquisition.
(d)	Consists of franchise rights reacquired prior to the Company’s adoption of ASC subtopic 805.

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company- Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2009	$84,072	$3,252	$87,324
Additions (Note 6)	442	380	822
Amortization	(61)	(670)	(731)

Balance as of October 31, 2009	$84,453	$2,962	$87,415

Amortization expense relating to other intangible assets was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
Franchise agreements	$34	$27	$61	$53
Customer relationships	334	305	658	593
Acquired tradename	6	—	12	—

Total	$374	$332	$731	$646

Estimated amortization expense related to other intangible assets for each of the fiscal years ended April 30 is as follows:

Amount
(In thousands)
Remaining six months of fiscal 2010	$789
2011	1,231
2012	846
2013	546
2014 and thereafter	378

Total	$3,790

4. SHARE-BASED PAYMENTS

The Company’s amended and restated 2004 Equity and Incentive Plan (the “Amended and Restated Plan”) makes available for grant 6.5 million shares of common stock in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units (“RSUs”), and/or other stock or cash-based awards to non-employee directors, officers, employees, advisors, and consultants who are selected by the Company’s Compensation Committee for participation in the plan. As of October 31, 2009, 2.4 million shares remained available for grant. The Amended and Restated Plan provides for accelerated vesting of outstanding awards if there is a change in control. The Amended and Restated Plan includes nondiscretionary antidilution provisions in case of an equity restructuring.

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

The Company incurred share-based compensation expense of $0.3 million and $0.25 million in the three months ended October 31, 2009 and 2008, respectively, in connection with the vesting of TVOs ($1.65 million and $1.3 million in the six months ended October 31, 2009 and 2008, respectively). The share-based compensation in the six months ended October 31, 2009 included expense of $0.85 million related to the accelerated vesting of 160,642 TVOs attributed to the departure of the Company’s former Chief Executive Officer in June 2009.

The weighted average grant date fair value for TVOs granted in the six months ended October 31, 2009 and 2008 was $3.41 and $2.98, respectively. The fair value of each TVO award was estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses the method permitted under ASC subtopic 718 to determine the expected holding period and will continue to do so until the Company is able to accumulate a sufficient number of years of employee exercise behavior to make a more refined estimate of expected term. Expected volatility was based on the Company’s historical publicly traded stock price. The risk-free interest rate assumption was determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected holding period of the award being valued.

The following table sets forth the weighted average assumptions used to determine compensation cost for TVOs granted during the following periods:

	Six Months Ended October 31,
	2009	2008
Expected holding period (in years)	5.94	6.00
Expected volatility	67.5%	39.5%
Dividend yield	—%	5.7%
Risk-free interest rate	2.7%	3.3%

The following table summarizes information about TVO activity for the six months ended October 31, 2009:

	Number of TVOs	Weighted Average Exercise Price
Balance as of April 30, 2009	2,238,689	$21.04
Granted	212,667	$5.47
Forfeited	(127,685)	$17.00
Expired	(206,534)	$24.21

Balance as of October 31, 2009	2,117,137	$19.41

Exercisable as of October 31, 2009	1,442,938	$22.48

Vested and expected to vest as of October 31, 2009	2,083,407	$20.16

As of October 31, 2009, outstanding in-the-money TVOs had an aggregate intrinsic value of $0.1 million. The aggregate intrinsic value discussed in this paragraph represents the total pre-tax intrinsic value based on the Company’s closing stock price on October 31, 2009, which would have been received by the option holders had all in-the-money TVO holders exercised their TVOs on that date.

As of October 31, 2009, outstanding TVOs had an average remaining contractual life of 6.7 years. As of October 31, 2009, there were no exercisable in-the-money TVOs. As of October 31, 2009, exercisable TVOs had an average remaining contractual life of 5.6 years.

The following table summarizes information about unvested TVO activity for the first six months of fiscal 2010:

	Number of TVOs	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2009	979,159	$5.99
Granted	212,667	$3.41
Vested	(389,942)	$6.93
Forfeited	(127,685)	$4.62

Unvested as of October 31, 2009	674,199	$4.89

As of October 31, 2009, there was $2.7 million of total unrecognized compensation cost related to unvested TVOs, which is expected to be recognized over a weighted average period of 1.6 years. The total fair value of stock options vested in the six months ended October 31, 2009 and 2008 was $2.7 million and $3.2 million, respectively.

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

No compensation expense related to the July 2009 PVO grant was recorded in the six months ended October 31, 2009. If, and when, the Company determines it is probable that the performance condition will be achieved, compensation expense will be recognized cumulatively in such period from the date of grant through the date of the change in estimate for the awards under which the requisite service period has been rendered. The remaining unrecognized compensation expense for those awards would be recognized prospectively over the remaining requisite service period. In both the three and six months ended October 31, 2008, share-based compensation expense was negligible in connection with the vesting of PVOs granted in July 2008.

The weighted average grant date fair value for PVOs granted in the six months ended October 31, 2009 and 2008 was $3.87 and $3.70, respectively. The fair value of each PVO award was estimated on the date of grant using the Black-Scholes option-pricing model. For both the July 2009 and July 2008 grants, the expected holding period, expected volatility and risk-free interest rate assumptions were determined using the same methodology as the TVO grants discussed earlier.

The following table sets forth the weighted average assumptions used to determine compensation cost for PVOs granted during the following periods:

	Six Months Ended October 31,
	2009	2008
Expected holding period (in years)	6.50	6.00
Expected volatility	68.4%	39.5%
Dividend yield	—%	5.0%
Risk-free interest rate	2.8%	3.5%

The following table sets forth the weighted average assumptions used to determine compensation cost for PVOs granted during the six months ended October 31, 2009:

	Number of PVOs	Weighted Average Exercise Price
Outstanding as of April 30, 2009	186,870	$14.50
Granted	148,579	$5.95
Forfeited	(209,480)	$13.58

Outstanding as of October 31, 2009	125,969	$5.95

No PVOs were exercisable as of October 31, 2009.

On June 30, 2009, the Compensation Committee of the Board of Directors determined that the performance criteria required for vesting of the July 2008 award had not been achieved and, as a result, all such outstanding PVOs were forfeited.

As of October 31, 2009, there were no outstanding in-the-money PVOs. Outstanding PVOs as of October 31, 2009 had an average remaining contractual life of 9.7 years.

The following table summarizes information about unvested PVO activity for the first six months of fiscal 2010:

	Number of PVOs	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2009	186,870	$3.70
Granted	148,579	$3.87
Forfeited	(209,480)	$3.72

Unvested as of October 31, 2009	125,969	$3.87

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

The Company incurred share-based compensation expense of $0.2 million in each of the three months ended October 31, 2009 and 2008, respectively, in connection with the vesting of TVRSs ($1.0 million and $0.5 million in the six months ended October 31, 2009 and 2008, respectively). The share-based compensation in the six months ended October 31, 2009 included expense of $0.55 million related to the accelerated vesting of 54,616 TVRS’s attributed to the departure of the Company’s former Chief Executive Officer in June 2009.

The following table summarizes information about TVRS activity during the six months ended October 31, 2009:

	Number of TVRSs	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2009	208,068	$13.41
Granted	121,504	$5.56
Vested	(105,740)	$14.08
Forfeited	(18,271)	$11.40

Outstanding as of October 31, 2009	205,561	$8.60

Expected to vest as of October 31, 2009	195,283	$8.60

As of October 31, 2009, outstanding TVRSs had an aggregate intrinsic value of $1.0 million.

As of October 31, 2009, there was $1.5 million of total unrecognized compensation cost related to unvested TVRSs, which is expected to be recognized over a weighted average period of 1.4 years.

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

No compensation expense related to the July 2009 PVRS grant was recorded in the six months ended July 31, 2009. If, and when, the Company determines it is probable that the performance condition will be achieved, compensation expense will be recognized cumulatively in such period from the date of grant through the date of the change in estimate for the awards under which the requisite service period has been rendered. The remaining unrecognized compensation expense for those awards would be recognized prospectively over the remaining requisite service period. In both the three and six months ended October 31, 2008, share-based compensation expense was negligible in connection with the vesting of PVRSs granted in July 2008.

The following table summarizes information about PVRS activity during the six months ended October 31, 2009:

	Number of PVRSs	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2009	143,053	$14.50
Granted	96,640	$5.95
Forfeited	(157,759)	$13.70

Outstanding as of October 31, 2009	81,934	$5.95

On June 30, 2009, the Compensation Committee of the Board of Directors determined that the performance criteria required for vesting of the July 2008 award had not been achieved and, as a result, all such outstanding PVRSs were forfeited.

As of October 31, 2009, outstanding PVRSs had an aggregate intrinsic value of $0.4 million.

(v) Restricted Stock Units

The Company incurred share-based compensation expense of $0.1 million in each of the three months ended October 31, 2009 and 2008, respectively, in connection with the issuance of fully vested and non-forfeitable RSUs to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services ($0.2 million in each of the six month periods ended October 31, 2009 and 2008, respectively). In the six months ended October 31, 2009, the Company granted 32,885 fully vested RSUs at a weighted-average grant price of $5.40 resulting in 135,100 fully vested RSUs outstanding as of October 31, 2009 with a weighted average grant price of $14.80.

In September 2009, the Company granted 10,730 RSUs at a grant price of $4.66 to its newly elected non-employee director, which will vest with respect to 25% of the award on each of the first four anniversaries of the date of the grant, subject to continued service on the Board on the vesting date. Share-based compensation expense in connection with this award was negligible for the three months ended October 31, 2009.

5. LEASE TERMINATION ACCRUAL

As part of an overall effort to optimize company-owned store locations and improve profitability, in fiscal 2009, approximately 303 under-performing store locations were either closed, or the Company decided to exit them in connection with its April 2009 restructuring action.

The following table summarizes the aggregate activity in the first six months of fiscal 2010 in connection with the Company’s lease termination accruals:

(In Thousands)
Accrued lease termination balance as of April 30, 2009(a)	$4,476
Additional accruals	41
Adjustments, net(b)	(246)
Cash payments(c)	(2,451)

Accrued lease termination balance as of October 31, 2009(d)	$1,820

(a)	The balance as of April 30, 2009 consisted of $3.2 million in accounts payable and accrued liabilities and $1.3 million in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.
(b)	These adjustments were primarily contra-expense during the period as a result favorable negotiations with certain landlords to buy out of leases early.
(c)	Cash payments during the period consisted of $1.3 million in cash payments associated with early lease buyouts and $1.2 million associated with monthly contractual rental payments.
(d)	The balance as of October 31, 2009 consisted of $1.1 million in accounts payable and accrued liabilities and $0.7 million in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.

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

In the six months ended October 31, 2009, the Company acquired substantially all of the assets of three tax return preparation businesses from franchisees and plans to begin operating these stores as company-owned locations in the 2010 tax season. The total cost of the entities acquired during the six months ended October 31, 2009 was $3.6 million, of which $1.2 million was paid at the closings, $2.1 million was applied to reduce certain receivables, and $0.3 million was included as a current liability as of October 31, 2009 . The total cost of the acquired entities was allocated (i) $0.1 million to property and equipment, (ii) $0.8 million to intangible assets (including $0.4 million in reacquired franchise rights); and (iii) $2.7 million to goodwill.

All goodwill associated with acquisitions in fiscal 2010 was allocated to the company-owned office operations segment and is deductible for tax purposes.

7. EQUIPMENT LEASES

In March 2009, the Company entered into an agreement with Walmart that grants Jackson Hewitt the exclusive right to provide tax preparation services within Walmart stores during the 2010 and 2011 tax seasons. In connection with this arrangement, beginning in the 2010 tax season, all franchised and company-owned offices in Walmart locations must operate from a kiosk meeting certain requirements and specifications. Through October 31, 2009, the Company purchased kiosks totaling $5.7 million, which will be leased to franchisees that chose not to purchase such equipment directly from the manufacturer. The terms of each of the lease agreements approximate two and a half years, and lease payments are due to the Company in three annual installments at

February 28th of each year. Lease agreements accrue interest annually up to 7.5%. As of October 31, 2009, executed lease agreements totaling $1.0 million were classified as Lease Receivables-Current and included in Prepaid and Other Assets and $2.0 million was classified as Lease Receivables-Non-Current and included in Other Assets on the Condensed Consolidated Balance Sheet. Lease receivables will be reviewed periodically for collectability based on the underlying franchisee’s payment history and financial status. Payments to be received under the lease agreements are conditional upon the Company’s continued renewal of the Walmart agreement and continued availability to operate within the Walmart territory.

Under an agreement with the supplier of the kiosks, the Company has guaranteed the purchase of a minimum number of kiosks. If the minimum threshold is not met prior to July 2010, the Company is obligated to pay the supplier an amount equal to 50% of the shortfall in the number of kiosks that were to be purchased. The Company currently estimates that its maximum shortfall payment obligation would be approximately $0.7 million and anticipates placing orders for the current shortfall kiosk quantity prior to July 2010.

For leases executed through October 31, 2009, the future minimum lease payments to be received by the Company totaled $3.1 million, which includes unearned interest income of $0.1 million. Future minimum lease payments to be received over the term of the leases are as follows:

Fiscal Year	Principal Repayment	Interest Income	Total
	(In thousands)
Remaining six months of fiscal 2010	$1,002	$34	$1,036
2011	1,002	34	1,036
2012	1,002	34	1,036

Total	$3,006	$102	$3,108

8. SEGMENT INFORMATION

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

	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Three months ended October 31, 2009
Revenues	$3,496	$536	$—	$4,032

Loss before income taxes	$(9,918)	$(8,730)	$(14,292)	$(32,940)

Three months ended October 31, 2008
Revenues	$4,633	$436	$—	$5,069

Loss before income taxes	$(10,734)	$(10,212)	$(15,876)	$(36,822)

	Franchise Operations	Company- Owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Six months ended October 31, 2009
Revenues	$7,953	$1,124	$—	$9,077

Loss before income taxes	$(18,414)	$(17,161)	$(34,301)	$(69,876)

Six months ended October 31, 2008
Revenues	$8,508	$848	$—	$9,356

Loss before income taxes	$(22,463)	$(22,076)	$(26,345)	$(70,884)

(a)	Corporate and other expenses include unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as share-based compensation and financing costs.

9. COMMITMENTS AND CONTINGENCIES

The Company is required to provide various types of surety bonds, such as tax return preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations to third parties. These bonds vary in duration although most are issued and outstanding from one to two years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $2.6 million as of October 31, 2009. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require in certain circumstances the Company to pay penalties and interest assessed by a taxing authority. The Company had a liability of $0.1 million as of October 31, 2009 for the fair value of the obligation undertaken in issuing the guarantee, which was included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee® product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

The transitional agreement with Cendant, provides that the Company continues to indemnify Cendant and its affiliates against potential losses based on, arising out of or resulting from, among other things, claims by third parties relating to the ownership or the operation of the Company’s assets or properties and the operation or conduct of the Company’s business, whether in the past or future, including any currently pending litigation against Cendant and any claims arising out of or relating to the Company’s IPO. Additionally, the transitional agreement provides that the Company is responsible for the respective tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries relating to all taxable periods. Accordingly, the Company is required to indemnify Cendant and its subsidiaries against any such tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries. While there have not been any indemnification claims against the Company under these arrangements since the Company’s IPO, the Company could be obligated to make payments in the future.

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

Legal Proceedings

On September 26, 2006, Willie Brown brought a purported class action complaint against the Company in the Ohio Court of Common Pleas, Cuyahoga County, on behalf of Ohio customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Ohio’s Credit Services Organization Act, and for alleged unfair and deceptive acts in violation of Ohio’s Consumer Sales Practices Act, and seeking damages and injunctive relief. On November 10, 2008, the Company filed a motion to dismiss, or alternatively, to stay proceedings and to compel arbitration. On May 5, 2009, the Court granted the Company’s motion to stay proceedings and to compel individual arbitration of Plaintiff’s claims, and denied the Company’s motion to dismiss. Plaintiff subsequently filed a notice of appeal of the Court’s decision to stay proceedings and to compel arbitration. On October 1, 2009, Plaintiff filed an appellate brief in the Court of Appeals for the Eighth Appellate District, Cuyahoga County, seeking reversal of the lower Court’s order. On November 20, 2009, the Company filed its opposition. The Company believes it has meritorious arguments in opposing the appeal and will continue to contest this matter vigorously.

On October 30, 2006, Linda Hunter (now substituted by Christian Harper and Elizabeth Harper as proposed class representatives) brought a purported class action complaint against the Company in the United States District Court, Southern District of West Virginia, on behalf of West Virginia customers who obtained RALs facilitated by the Company, seeking damages for an alleged breach of fiduciary duty, for alleged breach of West Virginia’s Credit Service Organization Act, for alleged breach of contract, and for alleged unfair or deceptive acts or practices in connection with the Company’s RAL facilitation activities. On March 13, 2008, the Court granted the Company’s partial motion for summary judgment on Plaintiff’s breach of contract claim. On July 15, 2008, the Company answered the first amended complaint. On February 10, 2009, Plaintiffs filed a motion to certify a class. The Company opposed that motion. On February 11, 2009, Plaintiffs filed a motion for partial summary judgment. On February 11, 2009, the Company filed a motion for summary judgment. On March 6, 2009, the Company opposed Plaintiffs’ motion for partial summary judgment. On September 29, 2009, the Court denied the summary judgment motions without prejudice. A decision by the Court on the class certification motion is currently pending. On April 7, 2009, Plaintiffs filed a motion seeking the certifications of four legal questions to the West Virginia Supreme Court of Appeals. On November 12, 2009, the West Virginia Supreme Court of Appeals ordered the review of those four certified legal questions. The case is in its pretrial stage. Following a decision by the West Virginia Supreme Court of Appeals, the Company will continue to litigate this matter vigorously in the United States District Court, Southern District of West Virginia.

On April 20, 2007, Brent Wooley brought a purported class action complaint against the Company and certain unknown franchisees in the United States District Court, Northern District of Illinois. The complaint, which was subsequently amended, was brought on behalf of customers who obtained tax return preparation services that allegedly included false deductions without support by the customer that resulted in penalties being assessed by the IRS against the taxpayer for violations of the Illinois Consumer Fraud and Deceptive Practices Act, and the Racketeering and Corrupt Organizations Act, and alleging unjust enrichment and breach of contract, seeking compensatory and punitive damages, restitution, and attorneys’ fees. The alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act relate to representations regarding tax return preparation, Basic Guarantee and Gold Guarantee coverage and denial of Gold Guarantee claims. Following dispositive motions, on December 24, 2008, the Company answered Plaintiff’s fourth amended complaint with respect to the remaining breach of contract claim. The case is in its discovery and pretrial stage. On August 18, 2009, Plaintiff filed a motion seeking leave to file a Fifth Amended Complaint. On September 14, 2009, the Company filed its opposition to Plaintiff’s motion. A decision by the Court is currently pending. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On January 17, 2008, an attorney with the New York State Division of Human Rights (the “Division”) filed with the Division a Division-initiated administrative complaint against the Company for allegedly marketing loan products to individuals in New York based on their race and military status in violation of New York State’s Human Rights Law, and seeking injunctive and other relief. On February 19, 2008, the Company filed a response to the complaint with the Division. On June 30, 2008, the Division issued a determination of probable cause on the matter and determined that it had jurisdiction. The matter will be set for an administrative hearing. The Company believes that no jurisdiction exists, that it has meritorious defenses and is contesting this matter vigorously. On October 15, 2008, the Company filed a Complaint in the United States District Court, Southern District of New York against the Commissioner of the Division for injunctive and declaratory relief. On October 20, 2008, the Company filed a motion for a preliminary injunction against the Commissioner of the Division to prevent the Division from proceeding with its administrative complaint. At the request of the Division, the parties had entered into a number of stipulations to extend the Division’s response date to the Complaint until August 10, 2009 while maintaining the status quo in the administrative complaint process to permit the parties to engage in further discussions regarding these matters. Due to these ongoing discussions, on June 25, 2009, at the request of the Court, the Company agreed to withdraw its motion for a preliminary injunction without prejudice and with the understanding that the Company could refile its motion at a future date. On August 11, 2009, the Division filed a motion to dismiss the Complaint. On October 6, 2009, the Company filed a motion for summary judgment, and opposed the Division’s motion to dismiss. The parties have submitted a stipulation to the Court that provides for maintaining the status quo with respect to the administrative proceeding and providing for the completion of briefing on the motions to dismiss and for summary judgment by January 8, 2010. The Company is contesting this matter vigorously.

On February 8, 2008, H&R Block Tax Services, Inc. brought a patent infringement action against the Company in the U.S. District Court for the Eastern District of Texas alleging infringement of two patents (‘862 and ‘829) relating to issuing spending vehicles to an individual in exchange for the assignment of at least a portion of a payment that the individual is entitled to receive from a governmental agency, and seeking damages and injunctive relief. On April 3, 2008, the Company filed an answer denying infringement and asserting counterclaims of non-infringement and invalidity. On November 14, 2008, Plaintiff moved for leave to amend the action alleging infringement of a third patent (‘425) relating to providing a loan to a taxpayer prior to the end of the current year, the loan amount being based on the taxpayer’s estimated tax refund amount for such year. On December 23, 2008, the Court granted Plaintiff’s motion for leave to amend. On January 12, 2009, the Company answered the amended complaint denying infringement and asserting counterclaims of non-infringement and invalidity. On March 13, 2009, the Company filed a motion for summary judgment of invalidity of all asserted patent claims based on unpatentable subject matter. On August 28, 2009, the Company filed a motion for summary judgment of indefiniteness of certain of the asserted patent claims. On October 1, 2009, oral argument on the indefiniteness motion took place in connection with the claim construction (“Markman”) hearing. On November 10, 2009, the Magistrate Judge issued a Report and Recommendation that the Court hold all asserted claims of the ‘862 and ‘425 patents invalid and, in the alternative, indefinite. A decision by the District Judge on the Magistrate’s Recommendation is currently pending . The Court’s claim construction order is currently pending. The Court has set a trial date of May 10, 2010. The case is in its discovery and pretrial phase. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On February 16, 2009, Alicia Gomez brought a purported class action complaint against the Company in the Circuit Court of Maryland, Montgomery County, on behalf of Maryland customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Maryland’s Credit Services Businesses Act, and for an alleged violation of Maryland’s Consumer Protection Act, and seeking damages and injunctive relief. On March 18, 2009, the Company filed a motion to dismiss. On June 18, 2009, the Court granted the Company’s motion to dismiss in all respects, dismissing the Plaintiff’s complaint. On July 17, 2009, Plaintiff filed a notice of appeal. A briefing schedule by the Maryland Court of Special Appeals is currently pending. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On April 14, 2009, Quiana Norris brought a purported class action complaint against the Company in the Superior Court of Indiana, Marion County, on behalf of Indiana customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Indiana’s Credit Services Organization Act, and seeking damages and injunctive relief. On May 1, 2009, the Company filed a notice removing the complaint to the United States District Court for the Southern District of Indiana. On June 8, 2009 the Company filed a motion to dismiss. On December 7, 2009, the Court granted the Company’s motion to dismiss in all respects, dismissing the Plaintiff’s complaint. Plaintiff has until January 8, 2010 to seek leave to file an amended complaint. The Company believes it has meritorious defenses and is contesting this matter vigorously.

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

On September 2, 2009, Nancee Thomas brought a purported class action complaint against the Company in the Ohio Court of Common Pleas, Cuyahoga County, on behalf of Ohio customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Ohio’s Credit Services Organization Act, and seeking damages and injunctive relief. On October 15, 2009, the Company filed a motion to dismiss. The Company believes it has meritorious defenses and is contesting this matter vigorously.

The Company is from time to time subject to other legal proceedings and claims in the ordinary course of business, including matters more properly alleged against other parties (generally, the Company’s franchisees), none of which the Company believes is likely to have a material adverse effect on its financial position, results of operations or cash flows.

10. SUBSEQUENT EVENTS

Amended Financial Product Agreements

MetaBank

On November 16, 2009, the Company entered into the Second Amended and Restated Marketing Agreement (the “Second Amended and Restated Marketing Agreement”) with MetaBank d/b/a Meta Payment Systems (“MetaBank”), and a First Addendum (“Addendum”) to the Second Amended and Restated Marketing Agreement with MetaBank dated the same date. The Second Amended and Restated Marketing Agreement amends and supersedes the Amended and Restated Marketing Agreement, dated November 17, 2008, between the Company and MetaBank. The Second Amended and Restated Marketing Agreement expires on October 31, 2011. The Addendum expires on the later of July 15, 2010 or the date upon which the parties’ obligations under the Addendum have been fulfilled.

The Second Amended and Restated Marketing Agreement sets forth the terms for the 2010 tax season under which MetaBank is responsible for issuing and managing the Company’s prepaid debit card program and providing line of credit products related to the card. The Company receives payment from MetaBank based on certain levels of revenues and gross profits.

The Addendum provides that in the event MetaBank’s loan losses related to one of the line of credit products provided under the Second Amended and Restated Marketing Agreement significantly exceed MetaBank’s projected losses, the Company will make payments to MetaBank to offset such losses. The

Company’s payment obligations will not arise unless MetaBank’s actual loan losses are approximately two times the level of MetaBank’s projected losses under the program. The Company’s maximum payment obligation is approximately $4 million, which will occur in the event that MetaBank’s actual loan losses are approximately two and a half times MetaBank’s projected losses. Based on historical experience with this financial product, the Company currently considers the likelihood to be remote of a material payment having to be made to MetaBank to offset actual loan losses.

Santa Barbara Bank & Trust

On November 23, 2009, the Company entered into an amendment to the Amended and Restated Program Agreement and the Amended and Restated Technology Agreement, each dated September 21, 2007 with Santa Barbara Bank & Trust (“SBBT”), a division of Pacific Capital Bank, N.A. The primary purposes of these amendments are to establish the fees to be paid by SBBT to the Company for the 2010 tax season and the number of Jackson Hewitt Tax Service locations during the 2010 tax season in which SBBT will offer, process and administer certain financial products, including refund anticipation loans (“RAL”), to Jackson Hewitt Tax Service customers.

Republic Bank & Trust Company

On November 23, 2009, the Company entered into a second amendment to the Amended and Restated Program Agreement and the Amended and Restated Technology Agreement, each dated September 21, 2007 with Republic Bank & Trust Company (“Republic”). The primary purposes of these amendments are to establish the fees to be paid by Republic to the Company for the 2010 tax season and the number of Jackson Hewitt Tax Service locations during the 2010 tax season in which Republic will offer, process and administer certain financial products, including RALs, to Jackson Hewitt Tax Service customers. The Republic Agreements provide Republic with the right to withhold certain monies otherwise payable by Republic to the Company in the event that Republic fails to attain a minimum number of financial products, Republic experiences a RAL delinquency in excess of a designated level or if Republic incurs costs in connection with the Company or any of the Company’s franchisee’s failure to maintain compliance with Republic’s policies and procedures.

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

Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the following potential risks and uncertainties: our ability to execute on our strategic plan and reverse our declining profitability, improve our distribution system or reduce our cost structure; our ability to successfully attract and retain key personnel; government initiatives that simplify tax return preparation or reduce the need for a third party tax return preparer, improve the timing and efficiency of processing tax returns or decrease the number of tax returns filed; delays in the passage of tax laws and their implementation; the success of our franchised offices; our responsibility to third parties, regulators or courts for the acts of, or failures to act by, our franchisees or their employees; government legislation and regulation of the tax return preparation industry and related financial products, including refund anticipation loans, and the failure by us, or the financial institutions which provide financial products to our customers, to comply with such legal and regulatory requirements; the effectiveness of our tax return preparation compliance program; increased regulation of tax return preparers; our exposure to litigation; the failure of our insurance to cover all the risks associated with our business; our ability to protect our customers’ personal and financial information; the effectiveness of our marketing and advertising programs and franchisee support of these programs; disruptions in our relationships with our franchisees; changes in our relationships with financial product providers that could reduce the revenues we derive from our agreements with these financial institutions as well as affect our customers’ ability to obtain financial products through our tax return preparation offices; changes in our relationship with Walmart or other large retailers and shopping malls that could affect our growth and profitability; the seasonality of our business and its effect on our stock price; competition from tax return preparation service providers, volunteer organizations and the government; our reliance on technology systems and electronic communications to perform the core functions of our business; our ability to protect our intellectual property rights or defend against any third party allegations of infringement by us; our reliance on cash flow from subsidiaries; our compliance with credit facility covenants; our exposure to increases in prevailing market interest rates; our quarterly results not being indicative of our performance as a result of tax season being relatively short and straddling two quarters; certain provisions that may hinder, delay or prevent third party takeovers; changes in accounting policies or practices and our ability to maintain an effective system of internal controls; impairment charges related to goodwill; and the effect of market conditions, general conditions in the tax return preparation industry or general economic conditions.

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

Walmart Update

In March 2009, we entered into an agreement with Walmart that grants us the exclusive right to provide tax preparation services within Walmart stores during the 2010 and 2011 tax seasons. Under the expanded Walmart opportunity, we will be adding a significant number of new Walmart store locations to our overall distribution network, and will work closely with Walmart to jointly drive tax preparation customers and Walmart associates to our Walmart store locations.

We are currently finalizing all of our Walmart store locations and expect to be in approximately 1,800 to 1,900 Walmart stores in the 2010 tax season, with approximately 85% of these locations operated by Jackson Hewitt’s franchisees and approximately 15% operated by Jackson Hewitt’s company-owned offices. This effort will likely be completed by the end of the calendar year. The range of Walmart stores in which we expect to operate reflects Walmart’s initiation of a remodeling effort in its smaller stores, which has resulted in our inability to “fit” into certain Walmart store locations. We are continuing to work with Walmart to optimize our opportunity to operate in these smaller stores in future years.

Amended Financial Product Agreements

MetaBank

On November 16, 2009, we entered into the Second Amended and Restated Marketing Agreement (the “Second Amended and Restated Marketing Agreement”) with MetaBank d/b/a Meta Payment Systems (“MetaBank”), and a First Addendum (“Addendum”) to the Second Amended and Restated Marketing

Agreement with MetaBank dated the same date. The Second Amended and Restated Marketing Agreement amends and supersedes the Amended and Restated Marketing Agreement, dated November 17, 2008, between us and MetaBank. The Second Amended and Restated Marketing Agreement expires on October 31, 2011. The Addendum expires on the later of July 15, 2010 or the date upon which the parties’ obligations under the Addendum have been fulfilled.

The Second Amended and Restated Marketing Agreement sets forth the terms for the 2010 tax season under which MetaBank is responsible for issuing and managing our prepaid debit card program and providing line of credit products related to the card. We receive payment from MetaBank based on certain levels of revenues and gross profits.

The Addendum provides that in the event MetaBank’s loan losses related to one of the line of credit products provided under the Second Amended and Restated Marketing Agreement significantly exceed MetaBank’s projected losses, we will make payments to MetaBank to offset such losses. Our payment obligations will not arise unless MetaBank’s actual loan losses are approximately two times the level of MetaBank’s projected losses under the program. Our maximum payment obligation is approximately $4 million, which will occur in the event that MetaBank’s actual loan losses are approximately two and a half times MetaBank’s projected losses. Based on historical experience with this financial product, we currently consider the likelihood to be remote of a material payment having to be made to MetaBank to offset actual loan losses.

Santa Barbara Bank & Trust

On November 23, 2009, we entered into an amendment to the Amended and Restated Program Agreement and the Amended and Restated Technology Agreement, each dated September 21, 2007 with Santa Barbara Bank & Trust (“SBBT”), a division of Pacific Capital Bank, N.A. The primary purposes of these amendments are to establish the fees to be paid by SBBT to us for the 2010 tax season and the number of Jackson Hewitt Tax Service locations during the 2010 tax season in which SBBT will offer, process and administer certain financial products, including refund anticipation loans (“RAL”), to Jackson Hewitt Tax Service customers.

Republic Bank & Trust Company

On November 23, 2009, we entered into a second amendment to the Amended and Restated Program Agreement and the Amended and Restated Technology Agreement, each dated September 21, 2007 with Republic Bank & Trust Company (“Republic”). The primary purposes of the these amendments are to establish the fees to be paid by Republic to us for the 2010 tax season and the number of Jackson Hewitt Tax Service locations during the 2010 tax season in which Republic will offer, process and administer certain financial products, including RALs, to Jackson Hewitt Tax Service customers. The Republic Agreements provide Republic with the right to withhold certain monies otherwise payable by Republic to us in the event that Republic fails to attain a minimum number of financial products, Republic experiences a RAL delinquency in excess of a designated level or if Republic incurs costs in connection with our or any of our franchisee’s failure to maintain compliance with Republic’s policies and procedures.

We anticipate that SBBT and Republic will provide roughly the same proportion of the overall program for financial products in the 2010 tax season as each provided in the 2009 tax season. We further anticipate that the amended agreements with the banks, including our amendments to the MetaBank agreements, when coupled with related customer and franchisee program changes, will not materially impact our planned 2010 fiscal year income.

Jackson Hewitt Online

We will be offering online tax preparation to the general public beginning in the 2010 tax season. Revenues will be recognized upon the completion of a paid tax return by the customer.

Potential Exposure to Credit Losses

As a result of the decline in franchisee profitability in fiscal 2009 and the current difficult economic environment, we have experienced a significant increase in past due receivables from franchisees as we head into tax season compared to the same period last year. Our balance sheet at October 31, 2009 included past due amounts from franchisees totaling approximately $11.8 million, which includes billed accounts and notes receivable that are classified within current assets. This compares to $3.8 million at October 31, 2008. The allowance for billed accounts and notes receivable was $2.9 million and $1.2 million at October 31, 2009 and 2008, respectively. Additionally, during the six months ended October 31, 2009, we extended payment terms on receivables due from franchisees, that resulted in a transfer of amounts from Current to Non-Current on our Condensed Consolidated Balance Sheet of $2.2 million. There were no significant modifications to the original terms of refinanced notes receivable. Our allowances for doubtful accounts require management’s judgment regarding collectability and current economic conditions to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered unlikely. There were no significant concentrations of credit risk with any individual franchisee or group of franchisees as of October 31, 2009. We believe that our allowances for doubtful accounts as of October 31, 2009 are currently adequate for the Company’s existing exposure to loss. We will be closely monitoring the performance of franchisees currently indebted to us in the upcoming tax season, particularly for timely payment of past due and current receivables, and we will adjust our allowances accordingly if management determines that existing reserve levels are inadequate to cover estimated losses.

New Franchise Agreement

We and elected representatives of our franchisee community have made significant progress on the development of a new franchise agreement and are near completion. The current anticipated completion date is somewhat later than the previously anticipated completion date, in part due to our recent efforts in amending our financial product agreements for the 2010 tax season. Approximately a third of our existing franchise agreements come up for renewal between now and late calendar year 2010, and we continue to expect that we will achieve a very high renewal rate under this new franchise agreement.

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

We believe this strategy begins with getting back to basics—our core business of providing quality, accurate tax return preparation—and doing so with a focus on meeting and exceeding the needs of our clients in terms of pricing, value, and their overall experience at Jackson Hewitt.

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

Condensed Consolidated Results of Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Revenues
Franchise operations revenues:
Royalty	$688	$646	$1,244	$1,273
Marketing and advertising	302	287	547	564
Financial product fees	2,340	2,452	5,660	5,074
Other	166	1,248	502	1,597
Service revenues from company-owned office operations	536	436	1,124	848

Total revenues	4,032	5,069	9,077	9,356

Expenses
Cost of franchise operations	7,037	7,341	14,525	15,953
Marketing and advertising	3,409	5,440	6,424	9,609
Cost of company-owned office operations	7,281	8,633	14,277	17,940
Selling, general and administrative	10,761	13,452	27,487	23,900
Depreciation and amortization	3,709	3,186	7,034	6,393

Total expenses	32,197	38,052	69,747	73,795

Loss from operations	(28,165)	(32,983)	(60,670)	(64,439)
Other income/(expense):
Interest and other income	633	380	1,231	780
Interest expense	(5,408)	(4,219)	(10,437)	(7,225)

Loss before income taxes	(32,940)	(36,822)	(69,876)	(70,884)
Benefit from income taxes	13,462	14,616	28,558	28,134

Net Loss	$(19,478)	$(22,206)	$(41,318)	$(42,750)

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

Three Months Ended October 31, 2009 as Compared to Three Months Ended October 31, 2008

Total Revenues

Total revenues decreased $1.0 million, or 21%, due to lower territory sales revenues. We sold 116 territories in the three months ended October 31, 2009 (of which 114 were associated with occupying Walmart store locations) as compared to 61 during the same quarter last year. Walmart territories sold during the current quarter will be recognized over each of the next ten tax seasons beginning in January 2010 and were generally sold at a lower fee than past territory sales. Revenue recognition for the Walmart territory sales is conditional upon our continued renewal of the Walmart agreement and continued availability to operate within the Walmart territory consistent with the term of the territory sale promissory note.

Total Expenses

Total operating expenses decreased $5.9 million, or 15%. Highlights were as follows:

Marketing and Advertising: Marketing and advertising expenses decreased $2.0 million, or 37%, primarily due to lower sponsorship-related expenses of $0.9 million and lower media expense of $0.6 million.

Cost of company-owned office operations: Cost of company-owned office operations decreased $1.4 million, or 16%, primarily due to lower labor costs of $1.0 million and lower occupancy related costs of $0.5 million as a result of fewer employees and store locations.

Selling, general and administrative: Selling, general and administrative expenses decreased $2.7 million, or 20%, primarily due to the absence of a $2.8 million charge related to a legal settlement incurred during the second quarter of fiscal 2009 and lower compensation-related costs of $0.4 million partially offset by higher employee termination expenses of $0.6 million.

Other income (expense)

Interest expense: Interest expense increased $1.2 million, or 28%, primarily due to the higher credit spread under our amended credit facility and higher amortization of deferred financing costs of $0.4 million partially offset by lower market interest rates. Our average cost of debt was 7.3% in the three months ended October 31, 2009 as compared to 5.6% in the three months ended October 31, 2008, respectively.

Six Months Ended October 31, 2009 as Compared to Six Months Ended October 31, 2008

Total Revenues

Total revenues decreased $0.3 million, or 3%, primarily due to lower territory sale revenues of $1.0 million partially offset by higher financial product fees of $0.6 million. Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses decreased $4.0 million, or 6%. Highlights were as follows:

Cost of franchise operations: Cost of franchise operations decreased $1.4 million, or 9%, primarily due to (i) lower compensation-related costs of $0.8 million as a result of fiscal 2009 workforce reductions and other employee departures, (ii) higher capitalized labor costs of $0.5 million associated with the development of internal use software; (iii) lower conference related costs of $0.6 million; and (iv) lower Gold Guarantee costs of $0.4 million partially offset by higher consulting fees of $0.9 million.

Marketing and advertising: Marketing and advertising expenses decreased $3.2 million, or 33%, primarily due to lower sponsorship-related expenses of $1.6 million and lower general media expenses of $0.9 million.

Cost of company-owned office operations: Cost of company-owned office operations decreased $3.7 million, or 20%, primarily due to (i) the absence of a $1.6 million lease termination charge related to first quarter of fiscal 2009 restructuring initiative; (ii) lower storefront occupancy and seasonal labor costs of $1.0 million due to fewer locations; and (iii) lower full-time labor and related costs of $1.0 million due to recent workforce reductions.

Selling, general and administrative: Selling, general and administrative expenses increased $3.6 million, or 15%, primarily due to (i) a $4.3 million termination charge related to the departure of our former Chief Executive Officer in June 2009; (ii) higher external legal fees of $1.8 million; (iii) higher strategy consulting fees of $1.7 million; and (iv) the absence of a $1.5 million insurance recovery related to a legal settlement. The increase in selling, general and administrative expenses was partially offset by (i) the absence of a $2.8 million legal matter charge; (ii) a decrease in compensation-related expenses of $1.1 million primarily due to workforce reductions; (iii) lower accrued employee termination expenses (excluding the charge associated with our former CEO’s aforementioned departure in June 2009) of $0.8 million; and (iv) lower share-based compensation of $0.7 million.

Other income (expense)

Interest expense: Interest expense increased $3.2 million, or 45%, primarily due to the higher credit spread under our amended credit facility, and higher amortization of deferred financing costs of $0.8 million partially offset by lower market interest rates. Our average cost of debt was 7.5% and 5.2% in the six months ended October 31, 2009 and 2008, respectively.

Segment Results

Franchise Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Results of Operations:
Revenues
Royalty	$688	$646	$1,244	$1,273
Marketing and advertising	302	287	547	564
Financial product fees	2,340	2,452	5,660	5,074
Other	166	1,248	502	1,597

Total revenues	3,496	4,633	7,953	8,508

Expenses
Cost of operations	7,037	7,341	14,525	15,953
Marketing and advertising	3,276	5,215	6,195	9,323
Selling, general and administrative	1,054	1,009	1,905	2,076
Depreciation and amortization	2,657	2,165	4,950	4,358

Total expenses	14,024	15,730	27,575	31,710

Loss from operations	(10,528)	(11,097)	(19,622)	(23,202)
Other income/(expense):
Interest and other income	610	363	1,208	739

Loss before income taxes	$(9,918)	$(10,734)	$(18,414)	$(22,463)

Three Months Ended October 31, 2009 as Compared to Three Months Ended October 31, 2008

Total Revenues

Total revenues decreased $1.1 million, or 25%, primarily due to lower territory sale revenues as discussed in the Condensed Consolidated Results of Operations.

Total Expenses

Total operating expenses decreased $1.7 million, or 11%. Highlights were as follows:

Marketing and Advertising: Marketing and advertising expenses decreased $1.9 million, or 37%, as discussed in the Condensed Consolidated Results of Operations.

Selling, general and administrative: Selling, general and administrative expenses decreased $0.05 million, or 5%, primarily due to lower compensation-related expenses.

Depreciation and amortization: Depreciation and amortization increased $0.5 million, or 23%, due to additions associated with the development of internal use software.

Six Months Ended October 31, 2009 as Compared to Six Months Ended October 31, 2008

Total Revenues

Total revenues decreased $0.6 million, or 7%. Highlights were as follows:

Financial product fees: Financial product fees increased $0.6 million, or 12%, principally due to higher revenues of $0.9 million from our prepaid debit card program partially offset by lower Gold Guarantee revenues of $0.5 million.

Other revenues: Other revenues decreased $1.1 million, or 69%, principally due to the same reasons as discussed in the three month comparison.

Total Expenses

Total operating expenses decreased $4.1 million, or 13%. Highlights were as follows:

Cost of operations: Cost of operations decreased as discussed in the Condensed Consolidated Results of Operations.

Marketing and Advertising: Marketing and advertising expenses decreased $3.1 million, or 34%, as discussed in the Condensed Consolidated Results of Operations.

Selling, general and administrative: Selling, general and administrative expenses decreased $0.2 million, or 8%, principally due to lower compensation-related expenses.

Depreciation and amortization: Depreciation and amortization increased $0.6 million, or 14%, principally due to the same reasons as discussed in the three month comparison.

Company-Owned Office Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Results of Operations:
Revenues
Service revenues from operations	$536	$436	$1,124	$848

Expenses
Cost of operations	7,281	8,633	14,277	17,940
Marketing and advertising	133	225	229	286
Selling, general and administrative	800	769	1,695	2,663
Depreciation and amortization	1,052	1,021	2,084	2,035

Total expenses	9,266	10,648	18,285	22,924

Loss from operations	(8,730)	(10,212)	(17,161)	(22,076)

Loss before income taxes	$(8,730)	$(10,212)	$(17,161)	$(22,076)

Three Months Ended October 31, 2009 as Compared to Three Months Ended October 31, 2008

Loss from operations

Loss from operations decreased $1.5 million, or 15%, primarily due to the lower Cost of Operations as discussed in the Condensed Consolidated Results of Operations.

Six Months Ended October 31, 2009 as Compared to Six Months Ended October 31, 2008

Loss from operations

Loss from operations decreased $4.9 million, or 22%, primarily due to the lower Cost of Operations as discussed in the Condensed Consolidated Results of Operations and lower Selling, General and Administrative expenses primarily resulting from a decrease in accrued employee termination expenses of $0.6 million.

Corporate and Other

Corporate and other expenses include unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as share-based compensation and financing costs.

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Expenses (a)
General and administrative	$7,849	$7,990	$17,771	$15,145
Insurance settlement	—	—	—	(1,500)
Litigation matter	—	2,833	—	2,833
Employee termination and related expenses	489	183	4,745	597
Share-based compensation	569	668	1,371	2,086

Total expenses	8,907	11,674	23,887	19,161

Loss from operations	(8,907)	(11,674)	(23,887)	(19,161)
Other income/(expense):
Interest and other income	23	17	23	41
Interest expense	(5,408)	(4,219)	(10,437)	(7,225)

Loss before income taxes	$(14,292)	$(15,876)	$(34,301)	$(26,345)

(a)	Included in selling, general and administrative in the Condensed Consolidated Statements of Operations.

Three Months Ended October 31, 2009 as Compared to Three Months Ended October 31, 2008

Loss from operations

Loss from operations decreased $2.8 million, or 24%, primarily due to the absence of a legal settlement charge of $2.8 million recorded in the first quarter of fiscal 2009, partially offset by higher accrued employee termination expenses of $0.3 million.

Other income/(expense)

Interest expense: Interest expense increased as discussed in the Condensed Consolidated Results of Operations.

Six Months Ended October 31, 2009 as Compared to Six Months Ended October 31, 2008

Loss from operations

Loss from operations increased $4.7 million, or 25%, primarily due to (i) a $4.3 million termination charge related to the departure of our former Chief Executive Officer in June 2009; (ii) higher external legal fees of $1.8 million; (iii) higher strategy consulting fees of $1.7 million; and (iv) the absence of a $1.5 million insurance recovery related to a legal settlement. The increase in selling, general and administrative expenses was partially offset by (i) the absence of a $2.8 million legal settlement charge which was recorded in the six months ended October 31, 2008; (ii) lower accrued bonus expense of $0.7 million; and (iii) lower share-based compensation of $0.7 million.

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

Sources and Uses of Cash

In the six months ended October 31, 2009, we used $1.1 million more cash for operations as compared to the six months ended October 31, 2008 due to the following:

•	Higher external legal fee payments of $2.9 million;

•	Payment of $2.8 million related to a previously accrued legal settlement;

•	Higher lease termination payments of $1.5 million;

•	The absence of a $1.5 million insurance recovery related to a legal settlement;

•	Higher employee termination payments of $1.5 million; and

•	Higher strategy consulting payments of $1.4 million.

Partially offsetting the factors discussed above were:

•	Lower income tax payments of $6.8 million primarily due to the decrease in operating income between years;

•	Lower employee payroll payments of $2.6 million primarily due to reductions in workforce in fiscal 2009 and other employee departures; and

•

Lower bonus payments for full-time employees as we did not pay a bonus in the six months ended October 31, 2009 (no bonus accrued in fiscal 2009) as compared to payments of $1.4 million in the six months ended October 31, 2008 (accrued in fiscal 2008).

Investing activities

In the six months ended October 31, 2009, we used $3.3 million less cash for investing activities as compared to the six months ended October 31, 2008 primarily due to a $9.6 reduction in cash paid for the acquisition of tax return preparation businesses. Partially offsetting the overall decrease in net cash used for investing activities was $5.7 million paid for kiosks to be leased to franchisees in support of our expanded Walmart opportunity and higher capital expenditures primarily due to increased computer software development costs.

Financing activities

In the six months ended October 31, 2009, we received $1.8 million more cash from financing activities as compared to the six months ended October 31, 2008, primarily due to lower dividend payments of $10.2 million partially offset by lower net borrowings under our credit facility of $11.0 million.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

Over the next 12 months, our primary cash requirements will be the funding of our operating activities (including contractual obligations and commitments), capital expenditure requirements, the funding of franchisee office expansion, and servicing our debt, as described more fully below.

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

•

Capital expenditures—We anticipate spending between $2 million and $3 million on capital expenditures during the third and fourth quarters of fiscal 2010 primarily for information technology upgrades, including funding payroll for employees responsible for developing internal use software.

•

Purchases of kiosks—We anticipate spending between $2 million and $3 million in the third quarter of fiscal 2010 for additional kiosks (for lease to franchisees and for Company-Owned Operations) in support of our expanded Walmart opportunity.

•	Franchisee funding—We anticipate selectively providing franchisees with working capital financing as we look to build a stronger distribution system.

•

Debt service—As of November 30, 2009, we had $325.0 million outstanding under our April 2009 Amended and Restated Credit Agreement. Under the terms of the April 2009 amendment, a mandatory payment of $25.0 million is due in April 2010 in connection with the amortizing term loan of $225.0 million. Additionally, we anticipate having to spend between $22 million and $25 million in interest over the next twelve months.

•	Severance payment—We paid severance of $2.3 million in the first week of December 2009 to Michael C. Yerington, formerly our Chief Executive Officer and President.

Future Sources of Cash

We borrow against our amended credit facility to fund operations with increases particularly during the first nine months of the fiscal year. Beginning in the fourth fiscal quarter, we expect our primary sources of cash to be royalty and marketing & advertising fees from franchisees, service revenues earned at company-owned offices, and financial product fees.

Contractual Obligations

In fiscal 2010, we entered into contracts for certain administrative, technology-related, and other services, and for kiosks in connection with our expanded Walmart opportunity, resulting in additional purchase obligations as of October 31, 2009 totaling approximately $3.0 million. Amounts are due in each of the following respective fiscal periods: $1.3 million in the remainder of fiscal 2010 and $1.7 million in fiscal years 2011 – 2012.

Critical Accounting Policies

Our Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported therein. Events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our Condensed Consolidated Financial Statements were the most appropriate at that time. The following critical accounting policies may affect reported results which could lead to variations in our financial results both on an interim and fiscal year basis.

Goodwill

We have $421.4 million in goodwill as of October 31, 2009. The recoverability of goodwill is subject to an annual impairment test based on the estimated fair value of our underlying businesses. We test goodwill for impairment annually in our fourth fiscal quarter, which coincides with the development of our five-year strategic operating plan. Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

If our estimates of fair value change due to changes in our businesses or other factors, including if we are unable to mitigate the effect on our future cash flows in the 2010 tax season and beyond that may result from operating in a lower than originally anticipated number of Walmart locations as well as a potential reduction in economics under certain of our financial product agreements, we may determine that an impairment charge is necessary. Such a non-cash charge would be equal in amount to the excess of the carrying amount of a reporting unit’s goodwill over its implied fair value and would be recognized as a component of operating income in the reporting period identified. We consider historical experience and all available information at the time the fair value of our reporting units are estimated. However, fair values that could be realized in an actual transaction may differ from those used by us to evaluate the impairment of our goodwill. We concluded as of April 30, 2009, which was the date of our most recent impairment test for goodwill, that the fair value exceeded the net carrying value for each of our reporting units, thereby indicating no impairment in fiscal 2009. There have not been any significant changes in our underlying business projections, as of October 31, 2009, that would cause us to change our conclusion from the April 30, 2009 evaluation.

Other Indefinite-Lived Intangible Assets

We have $87.4 million in indefinite-lived intangible assets as of October 31, 2009. Other indefinite-lived intangibles, which consist of our trademarks and reacquired rights under franchise agreements from acquisitions, are recorded at their fair value as determined through purchase accounting. Our trademarks are reviewed for impairment annually in our fourth fiscal quarter. Additionally, we review the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of our trademarks is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference.

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

A significant downward revision in the present value of estimated future cash flows for our trademarks could result in an impairment. Such a non-cash charge would be limited to the difference between the carrying amount of the intangible asset and its fair value and would be recognized as a component of operating income in the reporting period identified. We concluded as of April 30, 2009, which was the date of our most recent impairment test for other indefinite-lived intangibles, that the fair value exceeded the carrying value of our trademarks, thereby indicating no impairment in fiscal 2009. There have not been any changes in our underlying business projections, as of October 31, 2009, that would cause us to change our conclusion from the April 30, 2009 evaluation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have entered into interest rate swap agreements with financial institutions to convert a notional amount of $100.0 million of floating-rate borrowings into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. Under these interest rate swap agreements, the first $50.0 million of which became effective in October 2005 and the remaining $50.0 million in November 2007, we receive a floating interest rate based on the three-month LIBOR (in arrears) and pay a fixed interest rate averaging from 4.4% to 4.5%. These interest rate swap agreements were determined to be cash flow hedges in accordance with ASC subtopic 815 “Derivatives and Hedging Topic”.

In connection with extending the maturity date under the amended and restated credit facility in October 2006, we entered into interest rate collar agreements to become effective after the initial interest rate swap agreements terminate. The interest rate collar agreements were entered into with financial institutions to limit the variability of expense/payments on $50.0 million of floating-rate borrowings during the period from July 2010 to October 2011 to a range of 5.5% (the cap) and 4.6% (the floor). These interest rate collar agreements were determined to be cash flow hedges in accordance with ASC subtopic 815.

We have financial market risk exposure related primarily to changes in interest rates. As discussed above, we attempt to reduce this risk through the utilization of derivative financial instruments. A hypothetical 1% change in the interest rate on our floating-rate borrowings outstanding as of October 31, 2009, excluding our $100.0 million of hedged borrowings whereby we fixed the interest rate, at an average ranging from 4.4% to 4.5%, would result in an annual increase or decrease in income before income taxes of $2.1 million. The estimated increase or decrease is based upon the level of variable rate debt as of October 31, 2009 and assumes no changes in the volume or composition of debt.

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

(b) Changes in Internal Control over Financial Reporting.

During the second quarter of fiscal 2010, there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

See “Part 1—Item 1—Note 9—Commitments and Contingencies,” to our Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A.	Risk Factors.

During the six months ended October 31, 2009, there were no material changes from the risk factors as previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds:

There were no unregistered sales of equity securities during the three months ended October 31, 2009.

Issuer Purchases of Equity Securities:

There were no issuer purchases of equity securities during the three months ended October 31, 2009.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended October 31, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our 2009 Annual Meeting of Stockholders was held on September 23, 2009. At that Annual Meeting, our stockholders:

1.	Elected Margaret Milner Richardson, Ulysses L. Bridgeman, Jr., Harry W. Buckley, Rodman L. Drake, Peter F. Reilly, Louis P. Salvatore and James C. Spira to serve as directors of the Company, to serve for a one-year term until the 2010 Annual Meeting of Stockholders and until their respective successors shall have been elected and have qualified, or until their earlier resignation or removal;

2.	Approved the amendment of the Company’s Rights Agreement to accelerate the final expiration date of the Rights Agreement to terminate effective September 28, 2009;

3.	Voted for the advisory (non-binding) vote on executive compensation; and

4.	Ratified the appointment of Deloitte & Touche LLP as our auditors for the fiscal year ending April 30, 2010.

On August 5, 2009, the record date of the Annual Meeting, we had 28,799,186 shares of common stock outstanding. At the Annual Meeting, holders of 24,028,869 shares of common stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

Proposal I—Election of Directors.

	Votes in Favor	Votes Against	Abstain
Margaret Milner Richardson	19,656,019	4,361,944	10,904
Ulysses L. Bridgeman, Jr.	19,609,781	4,376,409	42,676
Harry W. Buckley	22,656,491	1,982,809	10,567
Rodman L. Drake	19,112,934	4,853,022	62,909
Peter F. Reilly	22,015,943	1,950,018	62,904
Louis P. Salvatore	19,576,773	4,389,039	63,054
James C. Spira	18,232,244	5,785,715	10,904

Proposal II—With respect to the amendment to the Company’s rights agreement to acceleration the final expiration date to terminate the rights agreement.

Votes in Favor	Votes Against	Abstentions	Broker Non-Votes
20,083,332	1,149,210	10,298	2,786,029

Proposal III—With respect to the advisory (non-binding) vote on executive compensation.

Votes in Favor	Votes Against	Abstentions
22,095,037	1,904,674	29,153

Proposal IV—Ratification of Appointment of Auditors.

Votes in Favor	Votes Against	Abstentions
23,895,945	107,725	25,198

Item 5.	Other Information.

There is no other information to be disclosed.

Item 6.	Exhibits.

Exhibits: We have filed the following exhibits in connection with this report:

10.1*	Second Amended and Restated Marketing Agreement, dated November 16, 2009, between Jackson Hewitt Inc. and Metabank d/b/a Meta Payment Systems.

10.2*	First Addendum to Second Amended and Restated Marketing Agreement, dated November 16, 2009, between Jackson Hewitt Inc. and Metabank d/b/a Meta Payment Systems.

10.3*	Amendment No. 1 to Amended and Restated Program Agreement, dated November 23, 2009, between Jackson Hewitt Inc. and Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A.

10.4*	Amendment No. 1 to Amended and Restated Technology Services Agreement, dated November 23, 2009, between Jackson Hewitt Technology Services LLC and Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A.

10.5*	Second Amendment to Program Agreement, dated November 23, 2009, between Jackson Hewitt Inc. and Republic Bank & Trust Company.

10.6*	Second Amendment to Technology Services Agreement, dated November 23, 2009, between Jackson Hewitt Technology Services LLC and Republic Bank & Trust Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 9, 2009.

JACKSON HEWITT TAX SERVICE INC.

By:	/s/ HARRY W. BUCKLEY
Harry W. Buckley
President and Chief Executive Officer (Principal Executive Officer)

/s/ DANIEL P. O’BRIEN
Daniel P. O’Brien
Executive Vice President and Chief Financial Officer

/s/ CORRADO DE PINTO
Corrado De Pinto
Vice President and Chief Accounting Officer