Form 10-Q
period 2010-01-31
JACKSON HEWITT TAX SERVICE INC
filed 2010-03-17
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes.  ☐    No.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock was 28,768,695 (net of 10,739,867 shares held in treasury) as of February 28, 2010.

JACKSON HEWITT TAX SERVICE INC.

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of
	January 31, 2010	April 30, 2009
Assets
Current assets:
Cash and cash equivalents	$7,049	$306
Accounts receivable, net of allowance for doubtful accounts of $3,383 and $1,869, respectively	70,783	24,272
Notes receivable, net	7,570	6,569
Prepaid expenses and other	19,723	14,195
Deferred income taxes	620	5,601

Total current assets	105,745	50,943

Property and equipment, net	25,998	27,685
Goodwill	147,241	418,674
Other intangible assets, net	87,033	87,324
Notes receivable, net	8,114	4,146
Other non-current assets, net	18,178	19,436

Total assets	$392,309	$608,208

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued liabilities	$30,202	$33,693
Current portion of long-term debt	25,000	—
Income taxes payable	34,881	48,305
Deferred revenues	6,336	10,370

Total current liabilities	96,419	92,368

Long-term debt	339,000	232,000
Deferred income taxes	19,124	23,589
Other non-current liabilities	12,523	16,587

Total liabilities	467,066	364,544

Commitments and Contingencies (Note 11)
Stockholders’ (deficit) equity:
Common stock, par value $0.01; Authorized: 200,000,000 shares; Issued: 39,508,562 and 39,290,418 shares, respectively	395	393
Additional paid-in capital	389,833	388,136
Retained (deficit) earnings	(158,359)	161,988
Accumulated other comprehensive loss	(3,768)	(4,178)
Less: Treasury stock, at cost: 10,739,867 and 10,527,879 shares, respectively	(302,858)	(302,675)

Total stockholders’ (deficit) equity	(74,757)	243,664

Total liabilities and stockholders’ (deficit) equity	$392,309	$608,208

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
Revenues
Franchise operations revenues:
Royalty	$24,575	$29,620	$25,819	$30,893
Marketing and advertising	10,826	13,089	11,373	13,653
Financial product fees	12,490	21,182	18,150	26,256
Other	1,982	2,027	2,484	3,624
Service revenues from company-owned office operations	29,229	31,872	30,353	32,720

Total revenues	79,102	97,790	88,179	107,146

Expenses
Cost of franchise operations	8,773	8,980	23,298	24,933
Marketing and advertising	15,523	20,530	21,947	30,139
Cost of company-owned office operations	17,753	19,887	32,030	37,827
Selling, general and administrative	8,314	6,680	35,801	30,580
Goodwill impairment	274,150	—	274,150	—
Depreciation and amortization	3,526	3,296	10,560	9,689

Total expenses	328,039	59,373	397,786	133,168

(Loss) income from operations	(248,937)	38,417	(309,607)	(26,022)
Other income/(expense):
Interest and other income	691	454	1,922	1,234
Interest expense	(5,825)	(4,197)	(16,262)	(11,422)

(Loss) income before income taxes	(254,071)	34,674	(323,947)	(36,210)
Provision for (benefit from) income taxes	24,954	13,763	(3,604)	(14,371)

Net (loss) income	$(279,025)	$20,911	$(320,343)	$(21,839)

(Loss) earnings per share:
Basic	$(9.75)	$0.73	$(11.20)	$(0.77)

Diluted	$(9.75)	$0.73	$(11.20)	$(0.77)

Weighted average shares outstanding:
Basic	28,617	28,489	28,591	28,478

Diluted	28,617	28,545	28,591	28,478

Cash dividends declared per share:	$—	$0.18	$—	$0.54

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended January 31,
	2010	2009
Operating activities:
Net loss	$(320,343)	$(21,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,560	9,689
Share-based compensation	3,443	2,663
Amortization of deferred financing costs	1,424	338
Amortization of development advances	1,182	1,457
Provision for uncollectible receivables, net	3,962	2,316
Deferred income taxes	(74)	(3,723)
Goodwill Impairment	274,150	—
Other	124	(75)
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(53,224)	(53,770)
Notes receivable	(2,634)	(1,322)
Prepaid expenses and other	(929)	(1,546)
Accounts payable, accrued, and other liabilities	(2,185)	8,285
Income taxes payable	(14,851)	(29,568)
Deferred revenues	(6,816)	(3,345)

Net cash used in operating activities	(106,211)	(90,440)

Investing activities:
Capital expenditures	(7,784)	(5,535)
Capital expenditures – equipment leased to franchisees	(6,116)	—
Funding provided to franchisees	(2,230)	(4,848)
Proceeds from repayment of franchisee notes	866	513
Cash paid for acquisitions	(2,070)	(13,440)

Net cash used in investing activities	(17,334)	(23,310)

Financing activities:
Common stock repurchases	(183)	—
Borrowings under revolving credit facility	138,000	205,000
Repayments of borrowings under revolving credit facility	(6,000)	(80,000)
Dividends paid to stockholders	(60)	(15,341)
Proceeds from issuance of common stock	—	10
Debt issuance costs	(211)	(881)
Change in cash overdrafts	(1,258)	1,399

Net cash provided by financing activities	130,288	110,187

Net increase (decrease) in cash and cash equivalents	6,743	(3,563)
Cash and cash equivalents, beginning of period	306	4,594

Cash and cash equivalents, end of period	$7,049	$1,031

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Jackson Hewitt Tax Service Inc. provides computerized preparation of federal, state and local individual income tax returns in the United States through a nationwide network of franchised and company-owned offices operating under the brand name Jackson Hewitt Tax Service®. The Company provides its customers with convenient, fast and quality tax return preparation services and electronic filing. In connection with their tax return preparation experience, many of the Company’s customers select various financial products to suit their needs, including refund anticipation loans (“RALs”). “Jackson Hewitt” and the “Company” are used interchangeably in these notes to the Condensed Consolidated Financial Statements to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

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

Credit Facility

Based upon the information currently available, the Company believes that it is likely that it will breach the financial covenants in its credit facility as of April 30, 2010. Jackson Hewitt intends to initiate discussions with the lead agent under its credit facility regarding seeking relief in connection with these financial covenants. See Note 13, “Credit Facility” for additional information on the Company’s credit facility.

For the remainder of fiscal 2010, the Company expects its primary source of cash to be provided by operating activities, primarily from royalty and marketing advertising fees from franchisees, service revenues earned at Company-owned offices and financial product fees. The Company anticipates using cash generated during the 2010 tax season as its principal source of funding operations during the first nine months of the fiscal year leading up to the 2011 tax season. The Company intends to discuss with its lenders the Company’s future sources of funding operations, including cash generated during the 2010 tax season and borrowings under the credit facility.

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

Management has evaluated all activity of the Company and concluded that no subsequent events have occurred since January 31, 2010 that would require recognition in the Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net income (loss) from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	(in thousands)		(in thousands)
	2010	2009	2010	2009
Net (loss) income	$(279,025)	$20,911	$(320,343)	$(21,839)
Changes in fair value of derivatives	192	(2,151)	410	(2,044)

Total comprehensive (loss) income	$(278,833)	$18,760	$(319,933)	$(23,883)

Computation of (loss) earnings per share

In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded. Basic (loss) earnings per share is calculated as net (loss) income divided by the weighted average number of common shares and vested shares of restricted stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by an adjusted weighted average number of common shares outstanding during the period assuming conversion of potentially dilutive securities arising from stock options outstanding and shares of unvested restricted stock.

For the three and nine months ended January 31, 2010 both basic and dilutive (loss) earnings per share computations exclude all performance vesting awards since the performance conditions had not been met for those periods. See “Note 6 – Share-Based Payments” for additional information on the Company’s performance vesting awards.

The following table summarizes the basic and diluted weighted average shares outstanding for the (loss) earnings per share calculations for the periods ended January 31, 2010 and 2009:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands)	2010	2009	2010	2009
Weighted average shares outstanding - basic	28,617	28,489	28,591	28,478
Effect of dilutive securities:
Stock options	—	10	—	—
Shares of restricted stock	—	46	—	—

Weighted average shares outstanding - dilutive	28,617	28,545	28,591	28,478

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In addition, the following table summarizes the anti-dilutive securities that were excluded from the computation of the effect of dilutive securities on (loss) earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands)	2010	2009	2010	2009
Stock options (1)	2,016	2,495	2,234	2,644
Shares of restricted stock (1)	221	9	165	49

Total anti-dilutive securities	2,237	2,504	2,399	2,693

(1)	For periods with net income, exercise prices for stock options were greater than the average market prices for the Company’s common stock or shares of restricted stock are anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method. In-the-money stock options are also included in periods with net loss.

2. ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 recurring fair value measurements. The standard also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. We are currently evaluating the impact of this standard on our financial statements.

3. FAIR VALUE MEASUREMENTS

Financial assets and liabilities subject to fair value measurements on a recurring basis are classified according to a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 represents observable inputs such as quoted prices in active markets. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no changes to the Company’s valuation techniques used to measure asset and liabilities fair values on a recurring basis during the nine months ended January 31, 2010.

The Company’s investments that are held in trust for payment of non-qualified deferred compensation to certain employees consist primarily of investments that are either publicly traded or for which market prices are readily available. These funds are held in registered investment funds and common/collateral trusts.

The Company uses various hedging strategies including interest rate swaps and interest rate collar agreements to manage its exposure to changes in interest rates. The Company has designated these derivatives as cash flow hedges to manage the risk related to its floating rate debt. The Company’s derivative contracts represent interest rate swap and collar agreements to convert a notional amount of floating-rate borrowings into fixed rate debt. The fair value of the Company’s derivative contracts was derived from third party service providers utilizing proprietary models based on current market indices and estimates about relevant future market conditions. In connection with such cash flow hedges, the Company records unrealized gains (losses) to other comprehensive income. There was no amount recorded in the consolidated condensed statement of operations as there was no ineffectiveness as of January 31, 2010.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The accompanying condensed consolidated balance sheet includes financial instruments that are recorded at fair value as noted below:

		Fair Value at Reporting Date Using
		(In thousands)
	Fair Value As of January 31, 2010	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Investments held in trust, current	$161	$155	$6	$—

Investments held in trust, non-current	89	85	4	—

Total	$250	$240	$10	$—

Liabilities
Derivative contracts	$6,281	$—	$6,281	$—

Total	$6,281	$—	$6,281	$—

		Fair Value at Reporting Date Using
		(In thousands)
	Fair Value As of April 30, 2009	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Investments held in trust, current	$278	$167	$111	$—

Investments held in trust, non-current	189	120	69	—

Total	$467	$287	$180	$—

Liabilities
Derivative contracts	$6,963	$—	$6,963	$—

Total	$6,963	$—	$6,963	$—

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2009	$336,767	$81,907	$418,674
Additions (Note 8)	—	2,717	2,717
Impairment of goodwill (a)	(223,734)	(50,416)	(274,150)

Balance as of January 31, 2010	$113,033	$34,208	$147,241

(a)	The impairment charge, which is disclosed below, is the first goodwill impairment charge recorded by the Company since its inception.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Goodwill is the excess of the purchase price over the fair value assigned to the net assets acquired in a business combination. Goodwill is not amortized, but instead is subject to periodic testing for impairment. The Company assesses goodwill for impairment by comparing the carrying values of its reporting units to their estimated fair values. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if events occur or circumstances change indicating that the fair value of a reporting unit may be below its carrying amount. Goodwill impairment is determined using a two-step approach in accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other.”

Due to the loss of approximately 50% of the Company’s RAL program in the third quarter of fiscal 2010 and the decline in its stock price and resulting market capitalization since the beginning of such fiscal quarter, the Company concluded that a goodwill impairment triggering event had occurred for purposes of ASC Topic 350. Accordingly, the Company performed a testing of the carrying values of goodwill for both of its Franchise Operations and Company-owned Office Operations reporting units as of January 31, 2010. For purposes of the step one analyses, determination of the reporting units’ fair value was based on the income approach, which estimates the fair value of the Company’s reporting units based on discounted future cash flows. Based on completion of step one, the Company determined that the carrying values of the reporting units exceeded their fair value as of January 31, 2010.

Step two of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. Under step two, determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The goodwill impairment charge would be the difference between the carrying amount of goodwill and the implied fair value of goodwill upon the completion of step two. As a result of this testing, the Company concluded that the carrying value of its Franchise Operations and Company-owned Office Operations reporting units, including goodwill, exceeded the fair value of each respective reporting unit. As a result, the Company recorded a non-cash goodwill impairment charge of $274.1 million in the third quarter of fiscal 2010. The impairment was recorded as a pre-tax charge of $223.7 million in the Franchise Operations reporting unit and $50.4 million in the Company-owned Office Operations reporting unit.

Significant management judgment is required in assessing whether goodwill is impaired. The carrying value of the Company’s reporting units was determined by specifically identifying and allocating all of its consolidated assets and liabilities to each reporting unit based on various methods the Company deemed reasonable. Fair value of each reporting unit was estimated using an income approach which discounts future net cash flows to their present value at a rate that reflects the current return requirements of the market and risks inherent in the Company’s business. Estimated future cash flows are impacted by a multitude of factors and were based to a large extent on the Company’s internal business plan and adjusted, as appropriate, for management’s views of market participant assumptions, oversight of the providers of RAL product and an assessment related to whether these providers will be allowed to continue to offer such product in the future, and the renewal of certain material contracts. Additional factors affecting these future cash flows included, but were not limited to, franchise agreement renewal and attrition rates, markets and market share data, tax return sales volumes and prices, cost structure, and working capital changes. Estimates were also used for the Company’s weighted average cost of capital, which was adjusted, as appropriate, to account for company specific risk premiums in discounting the Company’s projected future cash flows and the Company’s long-term growth rate for purposes of determining a terminal value at the end of the forecast period. Management’s assumptions and views of these factors continually evolve, and such views and assumptions used in determining the fair value of the Company’s reporting units in the third quarter of fiscal 2010 changed significantly from those used in the 2009 annual impairment test.

The Company considered historical experience and all available information at the time the fair value of its reporting units was estimated. However, fair values that could be realized in an actual transaction may differ from those used by the Company to evaluate the impairment of its goodwill. The fair value of the reporting units was determined using unobservable inputs (i.e., Level 3 inputs) as defined by the accounting guidance for fair value measurements. As an overall test of reasonableness of the estimated fair values of the reporting units, the Company reconciled the combined fair value estimates of the reporting units to their market capitalization as of January 31, 2010. The reconciliation confirmed that the fair values were reasonably representative of the market views.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

These underlying assumptions and estimates are made as of a point in time. Subsequent changes in management’s estimates of future cash flows could result in a future impairment charge to goodwill. The Company continues to remain alert for any indicators that the fair value of a reporting unit could be below book value and will assess goodwill for impairment as appropriate.

Other intangible assets consisted of:

	As of January 31, 2010			As of April 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements (a)	$16,052	$(15,683)	$369	$16,052	$(15,605)	$447
Customer relationships (b)	12,829	(10,235)	2,594	12,449	(9,246)	3,203
Reacquired franchise rights (c)	442	(28)	414	—	—	—
Acquired tradename	53	(22)	31	53	(4)	49

Total amortizable other intangible assets	$29,376	$(25,968)	3,408	$28,554	$(24,855)	3,699

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000
Reacquired franchise rights (d)			2,625			2,625

Total unamortizable other intangible assets			83,625			83,625

Total other intangible assets, net			$87,033			$87,324

(a)	Amortized using the straight-line method over a period of ten years.
(b)	Consists of customer lists and non-compete agreements. Customer lists are amortized using the double declining method over a period of five years and non-compete agreements are amortized using the straight-line method over a period of two to six years.
(c)	Consists of franchise rights reacquired after the Company’s adoption of ASC subtopic 805, “Business Combinations” in which amounts are amortized over the remaining life of the franchise agreement from the date of acquisition.
(d)	Consists of franchise rights reacquired prior to the Company’s adoption of ASC subtopic 805.

The Company reevaluated its other indefinite-lived intangibles for impairment in conjunction with the Company’s goodwill testing and concluded that the fair value of other intangible assets, including trademark, exceeded their carrying value, thereby indicating no impairment as of the third quarter of fiscal 2010.

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2009	$84,072	$3,252	$87,324
Additions (Note 8)	442	380	822
Amortization	(106)	(1,007)	(1,113)

Balance as of January 31, 2010	$84,408	$2,625	$87,033

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense relating to other intangible assets was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
Franchise agreements and reacquired rights	$45	$25	$106	$78
Customer relationships	331	372	989	965
Acquired tradename	6	—	18	—

Total	$382	$397	$1,113	$1,043

Estimated amortization expense related to other intangible assets for each of the fiscal years ended April 30 is as follows:

Amount
(In thousands)
Remaining three months of fiscal 2010	406
2011	1,231
2012	846
2013	546
2014 and thereafter	379

Total	$3,408

5. PREPAID EXPENSES AND OTHER

	As of January 31, 2010	As of April 30, 2009
	(In thousands)
Other receivables due from franchise’s	$5,919	$2,380
Prepaid Gold Guarantee	5,405	6,704
Walmart kiosks and related receivables	3,826	—
Other prepaid expenses	2,189	3,171
Prepaid rent	1,247	1,184
Prepaid insurance	1,137	756

Total prepaid expenses and other	$19,723	$14,195

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. SHARE-BASED PAYMENTS

The Company’s amended and restated 2004 Equity and Incentive Plan (the “Amended and Restated Plan”) makes available for grant 6.5 million shares of common stock in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, and/or other stock or cash-based awards to non-employee directors, officers, employees, advisors, and consultants who are selected by the Company’s Compensation Committee for participation in the plan. As of January 31, 2010, 2.7 million shares remained available for grant. The Amended and Restated Plan provides for accelerated vesting of outstanding awards if there is a change in control. The Amended and Restated Plan includes nondiscretionary antidilution provisions in case of an equity restructuring.

Share-based payments under the Amended and Restated Plan include the following:

(i)	Time-Based Vesting Stock Options (“TVOs”);

(ii)	Performance-Based Vesting Stock Options (“PVOs”);

(iii)	Time-Based Vesting Shares of Restricted Stock (“TVRS”);

(iv)	Performance-Based Vesting Shares of Restricted Stock (“PVRS”); and

(v)	Restricted Stock Units (“RSUs”).

(i) Time-Based Vesting Stock Options

TVOs are granted, with the exception of certain TVOs granted at the time of the Company’s IPO, with an exercise price equal to the New York Stock Exchange (“NYSE”) closing price of a share of common stock on the date of grant and have a contractual term of ten years. TVOs granted through April 30, 2007 become exercisable with respect to 25% of the shares on each of the first four anniversaries of the date of grant. TVOs granted in fiscal 2008 become exercisable with respect to 20% of the shares on each of the first five anniversaries of the date of grant. TVOs granted since fiscal 2009 become exercisable with respect to one-third of the shares on each of the first three anniversaries of the date of grant, with the exception of the Company’s June 2009 two-year grant to its current Chief Executive Officer. All TVOs granted are subject to continued employment on the vesting date.

The Company incurred share-based compensation expense of $0.35 million and $0.4 million in the three months ended January 31, 2010 and 2009, respectively, in connection with the vesting of TVOs ($2.0 million and $1.7 million in the nine months ended January 31, 2010 and 2009, respectively). The share-based compensation in the nine months ended January 31, 2010 included expense of $0.85 million related to the accelerated vesting of 160,642 TVOs attributed to the departure of the Company’s former Chief Executive Officer in June 2009.

The weighted average grant date fair value for TVOs granted in the nine months ended January 31, 2010 and 2009 was $3.41 and $3.02, respectively. The fair value of each TVO award was estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses the method permitted under FASB ASC Topic 718 to determine the expected holding period and will continue to do so until the Company is able to accumulate a sufficient number of years of employee exercise behavior to make a more refined estimate of expected term. Expected volatility was based on the Company’s historical publicly traded stock price. The risk-free interest rate assumption was determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected holding period of the award being valued.

The following table sets forth the weighted average assumptions used to determine compensation cost for TVOs granted during the following periods:

	Nine Months Ended January 31,
	2010	2009
Expected holding period (in years)	5.94	6.00
Expected volatility	67.5%	39.7%
Dividend yield	—%	5.6%
Risk-free interest rate	2.7%	3.3%

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes information about TVO activity for the nine months ended January 31, 2010:

	Number of TVOs	Weighted Average Exercise Price
Balance as of April 30, 2009	2,238,689	$21.04
Granted	212,667	$5.47
Forfeited	(128,350)	$16.94
Expired	(502,873)	$21.86

Balance as of January 31, 2010	1,820,133	$19.29

Exercisable as of January 31, 2010	1,155,286	$23.07

Vested and expected to vest as of January 31, 2010	1,786,889	$20.15

As of January 31, 2010, there were no outstanding in-the-money TVOs that had an aggregate intrinsic value. The aggregate intrinsic value discussed in this paragraph represents the total pre-tax intrinsic value based on the Company’s closing stock price on January 31, 2010, which would have been received by the option holders had all in-the-money TVO holders exercised their TVOs on that date.

As of January 31, 2010, outstanding TVOs had an average remaining contractual life of 6.8 years. As of January 31, 2010, there were no exercisable in-the-money TVOs. As of January 31, 2010, exercisable TVOs had an average remaining contractual life of 5.5 years.

The following table summarizes information about unvested TVO activity for the first nine months of fiscal 2010:

	Number of TVOs	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2009	979,159	$5.99
Granted	212,667	$3.41
Vested	(398,629)	$6.92
Forfeited	(128,350)	$4.62

Unvested as of January 31, 2010	664,847	$4.87

As of January 31, 2010, there was $2.3 million of total unrecognized compensation cost related to unvested TVOs, which is expected to be recognized over a weighted average period of 1.5 years. The total fair value of stock options vested in the nine months ended January 31, 2010 and 2009 was $2.8 million and $3.3 million, respectively.

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

No compensation expense related to the July 2009 PVO grant was recorded in the nine months ended January 31, 2010. If, and when, the Company determines it is probable that the performance condition will be achieved, compensation expense will be recognized cumulatively in such period from the date of grant through the date of the change in estimate for the awards under which the requisite service period has been rendered. The remaining unrecognized compensation expense for those awards would be recognized prospectively over the remaining requisite service period. In both the three and nine months ended January 31, 2009, share-based compensation expense was negligible in connection with the vesting of PVOs granted in July 2008.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted average grant date fair value for PVOs granted in the nine months ended January 31, 2010 and 2009 was $3.87 and $3.70, respectively. The fair value of each PVO award was estimated on the date of grant using the Black-Scholes option-pricing model. For both the July 2009 and July 2008 grants, the expected holding period, expected volatility and risk-free interest rate assumptions were determined using the same methodology as the TVO grants discussed earlier.

The following table sets forth the weighted average assumptions used to determine compensation cost for PVOs granted during the following periods:

	Nine Months Ended January 31,
	2010	2009
Expected holding period (in years)	6.50	6.00
Expected volatility	68.4%	39.5%
Dividend yield	—%	5.0%
Risk-free interest rate	2.8%	3.5%

The following table sets forth the weighted average assumptions used to determine compensation cost for PVOs granted during the nine months ended January 31, 2010:

	Number of PVOs	Weighted Average Exercise Price
Outstanding as of April 30, 2009	186,870	$14.50
Granted	148,579	$5.95
Forfeited	(209,480)	$13.58

Outstanding as of January 31, 2010	125,969	$5.95

Exercisable as of January 31, 2010	—	$—

On June 30, 2009, the Compensation Committee of the Board of Directors determined that the performance criteria required for vesting of the July 2008 award had not been achieved and, as a result, all such outstanding PVOs were forfeited.

As of January 31, 2010, there were no outstanding in-the-money PVOs. Outstanding PVOs as of January 31, 2010 had an average remaining contractual life of 9.5 years.

The following table summarizes information about unvested PVO activity for the first nine months of fiscal 2010:

	Number of PVOs	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2009	186,870	$3.70
Granted	148,579	$3.87
Forfeited	(209,480)	$3.72

Unvested as of January 31, 2010	125,969	$3.87

(iii) Time-Based Vesting Shares of Restricted Stock

The fair value of each TVRS grant is measured by the NYSE closing price of the Company’s common stock on the date of grant. Compensation expense related to the fair value of TVRS is recognized on a straight-line basis over the requisite service period based on those restricted stock grants that are expected to ultimately vest. One third of the shares of restricted stock vest on each of the first three anniversaries of the date of grant, subject to continued employment on the vesting date, except in the case of the Company’s Chief Executive Officer, whereby one half of the shares of restricted stock vest on each of the first two anniversaries of the date of grant, subject to continued employment on the vesting date.

The Company incurred share-based compensation expense of $0.2 million in each of the three months ended January 31, 2010 and 2009, respectively, in connection with the vesting of TVRS ($1.2 million and $0.7 million in the nine months ended January 31, 2010 and 2009, respectively). The share-based compensation in the nine months ended January 31, 2010 included expense of $0.55 million related to the accelerated vesting of 54,616 TVRS’s attributed to the departure of the Company’s former Chief Executive Officer in June 2009.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes information about TVRS activity during the nine months ended January 31, 2010:

	Number of TVRS	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2009	208,068	$13.41
Granted	121,504	$5.56
Vested	(105,740)	$14.08
Forfeited	(18,691)	$11.27

Outstanding as of January 31, 2010	205, 141	$8.60

Expected to vest as of January 31, 2010	194,884	$8.60

As of January 31, 2010, outstanding TVRS had an aggregate intrinsic value of $0.6 million.

As of January 31, 2010, there was $1.3 million of total unrecognized compensation cost related to unvested TVRS, which is expected to be recognized over a weighted average period of 1.3 years.

(iv) Performance-Based Vesting Shares of Restricted Stock

In July 2009, the Company granted 96,640 PVRS to certain executives with a grant date fair value of $5.95 per share. These PVRS will vest after three years provided that the Company achieves a pre-determined EBITDA target for fiscal 2012. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial target in fiscal 2012, except in the case of the Company’s Chief Executive Officer, who needs only to have been employed through the term of his employment agreement, which ends on June 4, 2011.

No compensation expense related to the July 2009 PVRS grant was recorded in the nine months ended January 31, 2010. If, and when, the Company determines it is probable that the performance condition will be achieved, compensation expense will be recognized cumulatively in such period from the date of grant through the date of the change in estimate for the awards under which the requisite service period has been rendered. The remaining unrecognized compensation expense for those awards would be recognized prospectively over the remaining requisite service period. In both the three and nine months ended January 31, 2009, share-based compensation expense was negligible in connection with the vesting of PVRS granted in July 2008.

The following table summarizes information about PVRS activity during the nine months ended January 31, 2010:

	Number of PVRS	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2009	143,053	$14.50
Granted	96,640	$5.95
Forfeited	(157,759)	$13.70

Outstanding as of January 31, 2010	81,934	$5.95

On June 30, 2009, the Compensation Committee of the Board of Directors determined that the performance criteria required for vesting of the July 2008 award had not been achieved and, as a result, all such outstanding PVRS were forfeited.

As of January 31, 2010, outstanding PVRS had an aggregate intrinsic value of $0.2 million.

(v) Restricted Stock Units

The Company incurred share-based compensation expense of $0.1 million in each of the three months ended January 31, 2010 and 2009, respectively, in connection with the issuance of fully vested and non-forfeitable RSUs to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

upon termination of services ($0.3 million in each of the nine month periods ended January 31, 2010 and 2009, respectively). In the nine months ended January 31, 2010, the Company granted 35,849 fully vested RSUs at a weighted-average grant price of $4.01 resulting in 170,948 fully vested RSUs outstanding as of January 31, 2010 with a weighted average grant price of $12.27.

In September 2009, the Company granted 10,730 RSUs at a grant price of $4.66 to its newly elected non-employee director, which will vest with respect to 25% of the award on each of the first four anniversaries of the date of the grant, subject to continued service on the Board on the vesting date. Share-based compensation expense in connection with this award was negligible for the three and nine months ended January 31, 2010.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. LEASE TERMINATION ACCRUAL

As part of an overall effort to optimize company-owned store locations and improve profitability in fiscal 2009, approximately 303 under-performing store locations were either closed, or the Company decided to exit them in connection with its April 2009 restructuring action.

The following table summarizes the aggregate activity in the first nine months of fiscal 2010 in connection with the Company’s lease termination accruals:

(In Thousands)

Accrued lease termination balance as of April 30, 2009 (a)	$4,476

Additional accruals	54

Adjustments, net (b)	(274)

Cash payments (c)	(3,111)

Accrued lease termination balance as of January 31, 2010 (d)	$1,145

(a)	The balance as of April 30, 2009 consisted of $3.2 million in accounts payable and accrued liabilities and $1.3 million in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.
(b)	These adjustments were primarily contra-expense during the period as a result of favorable negotiations with certain landlords to buy out of leases early.
(c)	Cash payments during the period consisted of $1.6 million in cash payments associated with early lease buyouts and $1.5 million associated with monthly contractual rental payments.
(d)	The balance as of January 31, 2010 consisted of $0.2 million in accounts payable and accrued liabilities and $0.9 million in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The Company expects to continue to adjust the fair value of this lease termination liability due to the passage of time as an increase in the liability and as an operating expense (accretion) over the remaining terms of the leases. The Company may be required to record an additional accrual in connection with these lease terminations to the extent that it is not able to buy out of the remaining leases early or sublet the stores according to its original projections.

8. ACQUISITIONS

Assets acquired and liabilities assumed in business combinations were recorded on the Consolidated Balance Sheet as of the respective acquisition dates based upon their estimated fair values at such dates. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. The results of operations of businesses acquired by the Company have been included in the Consolidated Statements of Operations since their respective dates of acquisition.

In the nine months ended January 31, 2010, the Company acquired substantially all of the assets of three tax return preparation businesses from franchisees and began operating these stores as company-owned locations in the 2010 tax season. The total cost of the entities acquired during the nine months ended January 31, 2010 was $3.6 million, of which $1.4 million was paid since the closings, $2.1 million was applied to reduce certain receivables, and $0.1 million was included as a current liability as of January 31, 2010. The total cost of the acquired entities was allocated to (i) $0.1 million to property and equipment, (ii) $0.8 million to intangible assets (including $0.4 million in reacquired franchise rights); and (iii) $2.7 million to goodwill.

All goodwill associated with acquisitions in fiscal 2010 was allocated to the company-owned office operations segment and is deductible for tax purposes.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. EQUIPMENT LEASES

In March 2009, the Company entered into an agreement with Walmart that grants Jackson Hewitt the exclusive right to provide tax preparation services within Walmart stores during the 2010 and 2011 tax seasons. In connection with this arrangement, beginning in the 2010 tax season, all franchised and company-owned offices in Walmart locations must operate from a kiosk meeting certain requirements and specifications. Through January 31, 2010, the Company purchased kiosks totaling $6.1 million, which have been leased to franchisees that chose not to purchase such equipment directly from the manufacturer. The term of each of the lease agreements approximates two and a half years, and lease payments are due to the Company in three annual installments at February 28th of each year. Lease agreements accrue interest annually up to 7.5%. As of January 31, 2010, executed lease agreements totaling $2.0 million were classified as Lease Receivables-Current and included in Other Assets and $4.1 million was classified as Lease Receivables-Non-Current and included in Other Assets on the Condensed Consolidated Balance Sheet. Lease receivables will be reviewed periodically for collectability based on the underlying franchisee’s payment history and financial status. Payments to be received under the lease agreements are conditional upon the Company’s continued renewal of the Walmart agreement and continued availability to operate within the Walmart territory.

For leases executed through January 31, 2010, the future minimum lease payments to be received by the Company totaled $6.3 million, which includes unearned interest income of $0.2 million. Future minimum lease payments to be received over the term of the leases are as follows:

Fiscal Year	Principal Repayment	Interest Income	Total
			(In thousands)
Remaining three months fiscal 2010	$2,039	$79	$2,118
2011	2,039	79	2,118
2012	2,038	80	2,118

Total	$6,116	$238	$6,354

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

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Franchise Operations	Company-owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Three months ended January 31, 2010
Revenues	$49,873	$29,229	$—	$79,102

Loss before income taxes (b)	$(198,484)	$(43,003)	$(12,584)	$(254,071)

Three months ended January 31, 2009
Revenues	$65,918	$31,872	$—	$97,790

Income (loss) before income taxes	$36,584	$7,359	$(9,269)	$34,674

	Franchise Operations	Company-owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Nine months ended January 31, 2010
Revenues	$57,826	$30,353	$—	$88,179

Loss before income taxes (b)	$(216,898)	$(60,164)	$(46,885)	$(323,947)

Nine months ended January 31, 2009
Revenues	$74,426	$32,720	$—	$107,146

Income (loss) before income taxes	$14,121	$(14,717)	$(35,614)	$(36,210)

(a)	Corporate and other expenses include unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as share-based compensation and financing costs.
(b)	The Company recorded a non-cash goodwill impairment charge of $274.1 million in the third quarter of fiscal 2010. The impairment was recorded as a pre-tax charge of $223.7 million in Franchise Operations and $50.4 million in Company-owned Office Operations.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES

The Company is required to provide various types of surety bonds, such as tax return preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations to third parties. These bonds vary in duration although most are issued and outstanding from one to two years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $2.7 million as of January 31, 2010. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require in certain circumstances the Company to pay penalties and interest assessed by a taxing authority. The Company had a liability of $0.1 million as of January 31, 2010 for the fair value of the obligation undertaken in issuing the guarantee. Such liabilities were included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee® product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

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

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Legal Proceedings

On September 26, 2006, Willie Brown brought a purported class action complaint against the Company in the Ohio Court of Common Pleas, Cuyahoga County, on behalf of Ohio customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Ohio’s Credit Services Organization Act, and for alleged unfair and deceptive acts in violation of Ohio’s Consumer Sales Practices Act, and seeking damages and injunctive relief. On November 10, 2008, the Company filed a motion to dismiss, or alternatively, to stay proceedings and to compel arbitration. On May 5, 2009, the Court granted the Company’s motion to stay proceedings and to compel individual arbitration of Plaintiff’s claims, and denied the Company’s motion to dismiss. On October 1, 2009, Plaintiff filed an appeal in the Court of Appeals for the Eighth Appellate District, Cuyahoga County, seeking reversal of the lower Court’s order. The Company believes it has meritorious arguments in opposing the appeal and will continue to contest this matter vigorously.

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

On April 20, 2007, Brent Wooley brought a purported class action complaint against the Company and certain unknown franchisees in the United States District Court, Northern District of Illinois. The complaint, which was subsequently amended, was brought on behalf of customers who obtained tax return preparation services that allegedly included false deductions without support by the customer that resulted in penalties being assessed by the IRS against the taxpayer for violations of the Illinois Consumer Fraud and Deceptive Practices Act, and the Racketeering and Corrupt Organizations Act, and alleging unjust enrichment and breach of contract, seeking compensatory and punitive damages, restitution, and attorneys’ fees. The alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act relate to representations regarding tax return preparation, Basic Guarantee and Gold Guarantee coverage and denial of Gold Guarantee claims. Following dispositive motions, on December 24, 2008, the Company answered Plaintiff’s fourth amended complaint with respect to the remaining breach of contract claim. On January 29, 2010, Plaintiffs filed a Fifth Amended Complaint. On February 12, 2010, the Company Answered the Fifth Amended Complaint. The case is in its discovery and pretrial stage. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On January 17, 2008, an attorney with the New York State Division of Human Rights (the “Division”) filed with the Division a Division-initiated administrative complaint against the Company for allegedly marketing loan products to individuals in New York based on their race and military status in violation of New York State’s Human Rights Law, and seeking injunctive and other relief. On February 19, 2008, the Company filed a response to the complaint with the Division. On June 30, 2008, the Division issued a determination of probable cause on the matter and determined that it had jurisdiction. The matter will be set for an administrative hearing. The Company believes that no jurisdiction exists, that it has meritorious defenses and is contesting this matter vigorously. On October 15, 2008, the Company filed a Complaint in the United States District Court, Southern District of New York against the Commissioner of the Division for injunctive and declaratory relief. On October 20, 2008, the Company filed a motion for a preliminary injunction against the Commissioner of the Division to prevent the Division from proceeding with its administrative complaint. At the request of the Division, the parties had entered into a number of stipulations to extend the Division’s response date to the Complaint until August 10, 2009 while maintaining the status quo in the administrative complaint process to permit the parties to engage in further discussions regarding these matters. Due to these ongoing discussions, on June 25, 2009, at the request of the Court, the Company agreed to withdraw its motion for a preliminary injunction without prejudice and with the understanding that the

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company could refile its motion at a future date. On August 11, 2009, the Division filed a motion to dismiss the Complaint. On October 6, 2009, the Company filed a motion for summary judgment, and opposed the Division’s motion to dismiss. The parties have submitted a stipulation to the Court that provides for maintaining the status quo with respect to the administrative proceeding and providing for the completion of briefing on the motions to dismiss and for summary judgment. The Company is contesting this matter vigorously.

On February 8, 2008, H&R Block Tax Services, Inc. brought a patent infringement action against the Company in the U.S. District Court for the Eastern District of Texas alleging infringement of two patents (‘862 and ‘829) relating to issuing spending vehicles to an individual in exchange for the assignment of at least a portion of a payment that the individual is entitled to receive from a governmental agency, and seeking damages and injunctive relief. On April 3, 2008, the Company filed an answer denying infringement and asserting counterclaims of non-infringement and invalidity. On November 14, 2008, Plaintiff moved for leave to amend the action alleging infringement of a third patent (‘425) relating to providing a loan to a taxpayer prior to the end of the current year, the loan amount being based on the taxpayer’s estimated tax refund amount for such year. On December 23, 2008, the Court granted Plaintiff’s motion for leave to amend. On January 12, 2009, the Company answered the amended complaint denying infringement and asserting counterclaims of non-infringement and invalidity. On March 13, 2009, the Company filed a motion for summary judgment of invalidity of all asserted patent claims based on unpatentable subject matter. On August 28, 2009, the Company filed a motion for summary judgment of indefiniteness of certain of the asserted patent claims. On October 1, 2009, oral argument on the indefiniteness motion took place in connection with the claim construction (“Markman”) hearing. On November 10, 2009, the Magistrate Judge issued a Report and Recommendation that the Court hold all asserted claims of the ‘862 and ‘425 patents invalid and, in the alternative, indefinite. A decision by the District Judge on the Magistrate’s Recommendation is currently pending. On December 7, 2009, the parties filed a joint motion to stay the proceeding pending the United States Supreme Court’s decision in In re Bilski. On December 8, 2009, the Magistrate Judge issued the Court’s claim construction order. On December 10, 2009, the Court issued an order granting the parties’ joint motion to stay the proceedings. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On February 16, 2009, Alicia Gomez brought a purported class action complaint against the Company in the Circuit Court of Maryland, Montgomery County, on behalf of Maryland customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Maryland’s Credit Services Businesses Act, and for an alleged violation of Maryland’s Consumer Protection Act, and seeking damages and injunctive relief. On March 18, 2009, the Company filed a motion to dismiss. On June 18, 2009, the Court granted the Company’s motion to dismiss in all respects, dismissing the Plaintiff’s complaint. On July 17, 2009, Plaintiff filed an appeal in the Maryland Court of Special Appeals. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On April 14, 2009, Quiana Norris brought a purported class action complaint against the Company in the Superior Court of Indiana, Marion County, on behalf of Indiana customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Indiana’s Credit Services Organization Act, and seeking damages and injunctive relief. On May 1, 2009, the Company filed a notice removing the complaint to the United States District Court for the Southern District of Indiana. On June 8, 2009 the Company filed a motion to dismiss. On December 7, 2009, the Court granted the Company’s motion to dismiss in all respects, dismissing the Plaintiff’s complaint. On January 18, 2010, Plaintiff filed a First Amended Complaint. On February 4, 2010, the Company filed a motion to dismiss the First Amended Complaint. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On April 29, 2009, Sherita Fugate brought a purported class action complaint against the Company in the Circuit Court of Missouri, Jackson County, on behalf of Missouri customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Missouri’s Credit Services Organization Act, for an alleged violation of Missouri’s Merchandising Practices Act, and seeking damages and injunctive relief. On May 29, 2009, the Company filed a motion to dismiss. On March 10, 2010, the Court granted the Company’s motion to dismiss in all respects, dismissing the Plaintiff’s complaint. Plaintiff has the right to appeal. If Plaintiff appeals the Court’s decision, the Company will continue to contest this matter vigorously.

On September 2, 2009, Nancee Thomas brought a purported class action complaint against the Company in the Ohio Court of Common Pleas, Cuyahoga County, on behalf of Ohio customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Ohio’s Credit Services Organization Act, and seeking damages and injunctive relief. On October 15, 2009, the Company filed a motion to dismiss. On December 8, 2009, Plaintiffs filed a First Amended Complaint adding Paul Thomas as an additional plaintiff. On December 11, 2009, the parties filed a joint motion to apply the previously filed motion to dismiss briefing

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

regarding the original Complaint to the First Amended Complaint. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On January 24, 2007, Ellen and Frank Kaman brought an action against the Company, Daniel Prewett (“Prewett”), and J.H. Investment Services, Inc. (“J.H. Investment”) in the Circuit Court for Sarasota County, Florida. Plaintiffs’ Third Amended Complaint alleges actual agency, apparent agency and negligence against the Company alleging that the Company allowed J.H. Investment to utilize the Company’s name in a manner that caused Plaintiffs to believe that J.H. Investment was acting as the Company’s actual or apparent agent. On August 11, 2009, the Company filed a motion for summary judgment. On October 7, 2009, the Court granted the Company’s motion for summary judgment on Plaintiff’s actual agency count and denied the Company’s motion for the apparent agency and negligence counts. The case was tried before a jury from February 1, 2010 to February 10, 2010. The jury found the Company liable to Plaintiffs based on apparent agency and negligence. The jury declined to award punitive damages. The Court established Plaintiffs’ compensatory damages at $575,000. On February 22, 2010, the Company filed a motion for a judgment notwithstanding the verdict and a motion for a new trial. If the Company prevails in its motion for a new trial, the Company believes that it has meritorious defenses. If the Court does not grant the Company’s motions, the Company intends to file an appeal in the Florida Second District Court of Appeals. The Company believes that it has meritorious grounds for appeal, and is contesting this matter vigorously.

In addition to the Kaman matter, eleven other matters relating to J.H. Investment in which the Company is a defendant are pending in Sarasota County, Florida. These eleven other matters allege negligence, actual agency, apparent agency, constructive fraud, and breach of fiduciary duty against the Company, and assert an aggregate of approximately $13,000,000 in damages, in addition to seeking punitive damages. While any final results in the Kaman matter have no collateral estoppel effects on any of these matters, Court rulings on the Company’s motion for a judgment notwithstanding the verdict and a motion for a new trial in the Kaman matter, and on any subsequent appeal in the Kaman matter, are likely to affect the timing of when, and the strength of how, these matters are advanced. The Company believes that it has meritorious defenses and is contesting these matters vigorously.

The Company is from time to time subject to other legal proceedings and claims in the ordinary course of business, including matters more properly alleged against other parties (generally, the Company’s franchisees), none of which the Company believes is likely to have a material adverse effect on its financial position, results of operations or cash flows.

12. FINANCIAL PRODUCT AGREEMENTS

Amended Financial Product Agreements

The Company has contractual commitments covering 100% of its Assisted Refund program and 50% of its RAL program for the 2010 tax season, as compared to its RAL program for the prior tax season. The Company believes that a lack of availability of RALs in all of the tax preparation offices in the Company’s network for the 2010 tax season will have a material adverse effect on the Company’s business, financial condition and results of operations. Further, questions remain regarding the regulatory oversight of the providers of RAL product and whether such providers will be permitted to continue to offer such product in the future. The Company’s financial performance will be negatively impacted going forward should the RAL product be unavailable in the marketplace, and most detrimentally should the application of regulations on financial product providers result, in whole or in part, in the RAL product being unavailable across the Company’s entire network but available to the customers of the Company’s competitors.

Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A.

On November 23, 2009, the Company entered into amendments (the “SBBT/PCB First Amendments”) to each of the Amended and Restated Program Agreement and the Amended and Restated Technology Services Agreement, each dated September 21, 2007 (the “SBBT/PCB Agreements”), with Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A. (“SBBT/PCB”). The primary purposes of the SBBT/PCB First Amendments were to establish the fees to be paid by SBBT/PCB to the Company for the 2010 tax season and the number of Jackson Hewitt Tax Service locations during the 2010 tax season in which SBBT/PCB would offer, process and administer certain financial products, including RALs, to Jackson Hewitt Tax Service customers.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On December 20, 2009, SBBT/PCB informed the Company that SBBT/PCB would not be in a position to originate RALs for the 2010 tax season. SBBT/PCB stated that their determination was based upon a directive received by them from their regulator. The Company had expected SBBT/PCB to provide approximately 75% of its overall program for financial products for the 2010 tax season, including both RALs and Assisted Refunds. SBBT/PCB further stated to the Company that it had signed a non-binding letter of intent to sell its tax products business to Santa Barbara Tax Products Group, LLC (“TPG”). On January 14, 2010, the sale was completed, and the Company recognized as revenue $2.0 million of nonrefundable financial product fees that had previously been recorded as deferred revenues related to the 2009 tax season.

Santa Barbara Tax Products Group, LLC

On January 12, 2010, the Company entered into a Letter Agreement with TPG. Under the Letter Agreement, which became effective on January 14, 2010, the Company consented to assigning to TPG, and TPG accepted the assignment of and assumed the obligations under the SBBT/PCB Agreements with respect to the provision of Assisted Refunds through Jackson Hewitt Tax Service offices during the 2010 tax season. Under the Letter Agreement, TPG is contractually obligated to provide approximately 50% of the Company’s overall Assisted Refunds program. The Letter Agreement also set forth the fees to be paid by TPG to the Company with respect to the Assisted Refunds program.

Republic Bank & Trust Company

On November 23, 2009, the Company entered into the second amendments (the “Republic Second Amendments”) to each of the Program Agreement and the Technology Services Agreement, each dated September 19, 2007 (the “Republic Agreements”) with Republic Bank & Trust Company (“Republic”). The primary purposes of the Republic Second Amendments were to establish the fees to be paid by Republic to the Company for the 2010 tax season and the number of Jackson Hewitt Tax Service locations during the 2010 tax season in which Republic would offer, process and administer certain financial products, including RALs, to Jackson Hewitt Tax Service customers. The Republic Second Amendments provide Republic with the right to withhold certain monies otherwise payable by Republic to the Company in the event that Republic fails to attain a minimum number of financial products, Republic experiences a RAL delinquency in excess of a designated level or if Republic incurs costs in connection with the Company’s or any operator’s failure to maintain compliance with Republic’s policies and procedures.

On December 29, 2009, the Company entered into the third amendments (the “Republic Third Amendments”) to each of the Republic Agreements with Republic. The Republic Third Amendments generally amended the terms of the Republic Second Amendments and established that Republic would be the financial product provider for approximately 50% of the Company’s overall program for financial products (RALs and Assisted Refunds) for the next three tax seasons. The Republic Third Amendments extended the terms of the Republic Agreements to October 31, 2012, subject to early termination rights by Republic. Under the Republic Third Amendments, the fee structure for the 2010 tax season remained unchanged from the fee structure set forth in the Republic Second Amendments. The fee structure for each of the 2011 and 2012 tax seasons is also consistent with the fee structure for the 2010 tax season. The Republic Third Amendments are consistent with the Republic Second Amendments in providing Republic with the right to withhold certain monies otherwise payable by Republic to the Company in the event that Republic fails to attain a minimum number of financial products, Republic experiences a RAL delinquency in excess of a designated level or if Republic incurs costs in connection with the Company’s or any operator’s failure to maintain compliance with Republic’s policies and procedures. In addition, the Republic Third Amendments clarify the obligations of the Company and Republic with respect to document retention, insurance, training and marketing.

MetaBank

On November 16, 2009, the Company entered into the Second Amended and Restated Marketing Agreement (the “Second Amended and Restated Marketing Agreement”) with MetaBank d/b/a Meta Payment Systems (“MetaBank”), and a First Addendum (“Addendum”) to the Second Amended and Restated Marketing Agreement with MetaBank dated the same date. The Second Amended and Restated Marketing Agreement amended and superseded the Amended and Restated Marketing Agreement, dated November 17, 2008, between the Company and MetaBank. The Second Amended and Restated Marketing Agreement expires on October 31, 2011. The Addendum expires on the later of July 15, 2010 or the date upon which the parties’ obligations under the Addendum have been fulfilled.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Second Amended and Restated Marketing Agreement set forth the terms for the 2010 tax season under which MetaBank is responsible for issuing and managing the Company’s prepaid debit card program and providing line of credit products related to the card. The Company receives payment from MetaBank based on certain levels of revenues and gross profits. The Addendum provides that in the event MetaBank’s loan losses related to one of the line of credit products provided under the Second Amended and Restated Marketing Agreement significantly exceed MetaBank’s projected losses, the Company will make payments to MetaBank to offset such losses. The Company’s payment obligations will not arise unless MetaBank’s actual loan losses are approximately two times the level of MetaBank’s projected losses under the program. The Company’s maximum payment obligation is approximately $4 million, which will occur in the event that MetaBank’s actual loan losses are approximately two and a half times MetaBank’s projected losses. Based on historical experience with this financial product, the Company currently believes the likelihood to be remote of a material payment having to be made to MetaBank to offset actual loan losses.

13. CREDIT FACILITY

Based upon the information currently available, the Company believes that it is likely that it will breach the financial covenants in its credit facility as of April 30, 2010. The Company intends to initiate discussions with the lead agent under its credit facility, and inform all of the other banks in its lending syndicate, that it intends to seek relief in connection with its financial covenants. However, there can be no assurance that the Company will be successful in its efforts to modify the credit facility or obtain a waiver or forbearance arrangement from the lenders. A breach of the financial covenants could result in an event of default under the Company’s credit facility. Such event of default would allow the lenders to, among other things, terminate their commitments to lend any additional amounts to the Company and declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. The Company has met its financial covenants for the period ending January 31, 2010.

Due to the likelihood that the Company will not meet its financial covenants as of April 30, 2010, and the uncertainty at this time regarding any amendment or waiver to the credit facility, the Company may now be unable to refinance the $25.0 million term loan payment due on April 30, 2010. Accordingly, the Company has classified the $25.0 million term loan payment due on April 30, 2010 as a current obligation on its consolidated balance sheet. If the Company is not successful in its efforts to modify the credit facility or obtain a waiver or forbearance arrangement from the lenders, the remaining $339.0 million outstanding balance will also be classified as a current portion of long-term debt, and the Company will continue to seek alternative capital sources.

14. INCOME TAXES

The Company’s effective tax rate for the three and nine months ended January 31, 2010 is a provision rate of 9.82% and benefit rate of 1.11%, respectively. The primary difference between the Company’s effective tax rate and the federal statutory tax rate results from the $274.1 million goodwill impairment charge recorded in the third quarter of fiscal 2010, which is mostly non-deductible for tax purposes, as well as a $9.9 million charge related to a deferred tax asset valuation allowance noted below.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company’s deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient future taxable income during the period in which the Company’s temporary differences become deductible for tax purposes. In the third quarter of fiscal 2010, the Company established a valuation allowance against a portion of its deferred tax assets by recording a $9.9 million charge through provision for income taxes in its consolidated statement of operations.

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

Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the following potential risks and uncertainties: our ability to execute on our strategic plan and reverse our declining profitability, improve our distribution system or reduce our cost structure; our ability to successfully attract and retain key personnel; government initiatives that simplify tax return preparation or reduce the need for a third party tax return preparer, improve the timing and efficiency of processing tax returns or decrease the number of tax returns filed; delays in the passage of tax laws and their implementation; the success of our franchised offices; our responsibility to third parties, regulators or courts for the acts of, or failures to act by, our franchisees or their employees; government legislation and regulation of the tax return preparation industry and related financial products, including refund anticipation loans, and the failure by us, or the financial institutions which provide financial products to our customers, to comply with such legal and regulatory requirements; the effectiveness of our tax return preparation compliance program; increased regulation of tax return preparers; our exposure to litigation; the failure of our insurance to cover all the risks associated with our business; our ability to protect our customers’ personal and financial information; the effectiveness of our marketing and advertising programs and franchisee support of these programs; disruptions in our relationships with our franchisees; changes in our relationships with financial product providers that could reduce the revenues we derive from our agreements with these financial institutions as well as affect our customers’ ability to obtain financial products through our tax return preparation offices; changes in our relationship with Walmart or other large retailers and shopping malls that could affect our growth and profitability; the seasonality of our business and its effect on our stock price; competition from tax return preparation service providers, volunteer organizations and the government; our reliance on technology systems and electronic communications to perform the core functions of our business; our ability to protect our intellectual property rights or defend against any third party allegations of infringement by us; our reliance on cash flow from subsidiaries; our compliance with credit facility covenants; our exposure to increases in prevailing market interest rates; our quarterly results not being indicative of our performance as a result of tax season being relatively short and straddling two quarters; certain provisions that may hinder, delay or prevent third party takeovers; changes in accounting policies or practices and our ability to maintain an effective system of internal controls; the delisting of our common stock; and the effect of market conditions, general conditions in the tax return preparation industry or general economic conditions.

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

Jackson Hewitt Tax Service Inc. is the second largest paid individual tax return preparer in the United States based upon the number of individual tax returns prepared and filed with the Internal Revenue Service (“IRS”). As of January 31, 2010, our network consisted of approximately 6,400 franchised and company-owned offices and prepared nearly 1.0 million returns in the nine months ended January 31, 2010. Our revenues consist of fees paid by our franchisees, service revenues earned at company-owned offices and financial product fees.

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

Amended Financial Product Agreements

We have contractual commitments covering 100% of our Assisted Refund program and 50% of our RAL program for the 2010 tax season, as compared to our RAL program for the prior tax season. We believe that a lack of availability of RALs in all of the tax preparation offices in our network for the 2010 tax season will have a material adverse effect on our business, financial condition and results of operations. Further, questions remain regarding the regulatory oversight of the providers of RAL product and whether such providers will be permitted to continue to offer such product in the future. Our financial performance will be negatively impacted going forward should the RAL product be unavailable in the marketplace, and most detrimentally should the application of regulations on financial product providers result, in whole or in part, in the RAL product being unavailable across our entire network but available to the customers of our competitors.

Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A.

On November 23, 2009, we entered into amendments (the “SBBT/PCB First Amendments”) to each of the Amended and Restated Program Agreement and the Amended and Restated Technology Services Agreement, each dated September 21, 2007 (the “SBBT/PCB Agreements”), with Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A. (“SBBT/PCB”). The primary purposes of the SBBT/PCB First Amendments were to establish the fees to be paid by SBBT/PCB to us for the 2010 tax season and the number of Jackson Hewitt Tax Service locations during the 2010 tax season in which SBBT/PCB would offer, process and administer certain financial products, including RALs, to Jackson Hewitt Tax Service customers.

On December 20, 2009, SBBT/PCB informed us that SBBT/PCB would not be in a position to originate RALs for the 2010 tax season. SBBT/PCB stated that their determination was based upon a directive received by them from their regulator. We had expected SBBT/PCB to provide approximately 75% of our overall program for financial products for the 2010 tax season, including both RALs and Assisted Refunds. SBBT/PCB further stated to us that it had signed a non-binding letter of intent to sell its tax products business to Santa Barbara Tax Products Group, LLC (“TPG”). On January 14, 2010, the sale was completed, and we recognized as revenue $2.0 million of nonrefundable financial product fees that had previously been recorded as deferred revenues related to the 2009 tax season.

Santa Barbara Tax Products Group, LLC

On January 12, 2010, we entered into a Letter Agreement with TPG. Under the Letter Agreement, which became effective on January 14, 2010, we consented to assigning to TPG, and TPG accepted the assignment of and assumed the obligations under the SBBT/PCB Agreements with respect to the provision of Assisted Refunds through Jackson Hewitt Tax Service offices during the 2010 tax season. Under the Letter Agreement, TPG is contractually obligated to provide approximately 50% of our overall Assisted Refunds program. The Letter Agreement also set forth the fees to be paid by TPG to us with respect to the Assisted Refunds program.

Republic Bank & Trust Company

On November 23, 2009, we entered into the second amendments (the “Republic Second Amendments”) to each of the Program Agreement and the Technology Services Agreement, each dated September 19, 2007 (the “Republic Agreements”) with Republic Bank & Trust Company (“Republic”). The primary purposes of the Republic Second Amendments were to establish the fees to be paid by Republic to us for the 2010 tax season and the number of Jackson Hewitt Tax Service locations during the 2010 tax season in which Republic would offer, process and administer certain financial products, including RALs, to Jackson Hewitt Tax Service customers. The Republic Second Amendments provide Republic with the right to withhold certain monies otherwise payable by Republic to us in the event that Republic fails to attain a minimum number of financial products, Republic experiences a RAL delinquency in excess of a designated level or if Republic incurs costs in connection with our or any of our operator’s failure to maintain compliance with Republic’s policies and procedures.

On December 29, 2009, we entered into the third amendments (the “Republic Third Amendments”) to each of the Republic Agreements with Republic. The Republic Third Amendments generally amended the terms of the Republic Second Amendments and established that Republic would be the financial product provider for approximately 50% of our overall program for financial products (RALs and Assisted Refunds) for the next three tax seasons. The Republic Third Amendments extended the terms of the Republic Agreements to October 31, 2012, subject to early termination rights by Republic. Under the Republic Third Amendments, the fee structure for the 2010 tax season remained unchanged from the fee structure set forth in the Republic Second Amendments. The fee structure for each of the 2011 and 2012 tax seasons is also consistent with the fee structure for the 2010 tax season. The Republic Third Amendments are consistent with the Republic Second Amendments in providing Republic with the right to withhold certain monies otherwise payable by Republic to us in the event that Republic fails to attain a minimum number of financial products, Republic experiences a RAL delinquency in excess of a designated level or if Republic incurs costs in connection with our or any of our operator’s failure to maintain compliance with Republic’s policies and procedures. In addition, the Republic Third Amendments clarify the obligations of us and Republic with respect to document retention, insurance, training and marketing.

MetaBank

On November 16, 2009, we entered into the Second Amended and Restated Marketing Agreement (the “Second Amended and Restated Marketing Agreement”) with MetaBank d/b/a Meta Payment Systems (“MetaBank”), and a First Addendum (“Addendum”) to the Second Amended and Restated Marketing Agreement with MetaBank dated the same date. The Second Amended and Restated Marketing Agreement amended and superseded the Amended and Restated Marketing Agreement, dated November 17, 2008, between us and MetaBank. The Second Amended and Restated Marketing Agreement expires on October 31, 2011. The Addendum expires on the later of July 15, 2010 or the date upon which the parties’ obligations under the Addendum have been fulfilled.

The Second Amended and Restated Marketing Agreement set forth the terms for the 2010 tax season under which MetaBank is responsible for issuing and managing our prepaid debit card program and providing line of credit products related to the card. We receive payment from MetaBank based on certain levels of revenues and gross profits. The Addendum provides that in the event MetaBank’s loan losses related to one of the line of credit products provided under the Second Amended and Restated Marketing Agreement significantly exceed MetaBank’s projected losses, we will make payments to MetaBank to offset such losses. Our payment obligations will not arise unless MetaBank’s actual loan losses are approximately two times the level of MetaBank’s projected losses under the program. Our maximum payment obligation is approximately $4 million, which will occur in the event that MetaBank’s actual loan losses are approximately two and a half times MetaBank’s projected losses. Based on historical experience with this financial product, we currently believe the likelihood to be remote of a material payment having to be made to MetaBank to offset actual loan losses.

Walmart Update

In March 2009, we entered into an agreement with Walmart that grants us the exclusive right to provide tax preparation services within Walmart stores during the 2010 and 2011 tax seasons. Under the expanded Walmart opportunity, we have added a significant number of new Walmart store locations to our overall distribution network, and we are working closely with Walmart to jointly drive tax preparation customers and Walmart associates to our Walmart store locations.

We are currently located in approximately 1,800 Walmart stores as of January 31, 2010, with approximately 84% of these locations operated by Jackson Hewitt’s franchisees and approximately 16% operated by Jackson Hewitt’s company-owned offices in the 2010 tax season. While we have seen an increase in overall tax return volumes from our expanded relationship with Walmart, performance has lagged relative to our expectations as such volumes have been negatively impacted by the absence of RAL product. We are continuing to work with Walmart to optimize our opportunity to operate in the 2011 tax year.

Jackson Hewitt Online

We initiated the offer of online tax preparation to the general public beginning in the current tax season. Revenues will be recognized upon the completion of a paid tax return by the customer. The level of returns generated in this tax year were not material, but provided an opportunity to evaluate the offer for future periods.

Potential Exposure to Credit Losses

As a result of the continued decline in franchisee profitability, including the loss of RALs by our franchisees served by SBBT/PCB, and the current difficult economic environment, we have experienced a significant increase in past due receivables from franchisees prior to the beginning of the 2010 tax season compared to the same period last year. Our balance sheet at January 31, 2010 included past due amounts from franchisees totaling approximately $8.7 million, which includes billed accounts and notes receivable that are classified within current assets. This compares to $3.5 million at January 31, 2009. The allowance for billed accounts and notes receivable was $2.5 million and $0.5 million at January 31, 2010 and 2009, respectively. Additionally, during the nine months ended January 31, 2010, we extended payment terms on receivables due from franchisees, that resulted in a transfer of amounts from Current to Non-Current on our Condensed Consolidated Balance Sheet of $5.1 million. There were no significant modifications to the original terms of the refinanced notes receivable. In the nine months ended January 31, 2010, we wrote-off $1.6 million in receivables against the allowance accounts. Our allowances for doubtful accounts require management’s judgment regarding collectability and current economic conditions to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered unlikely. There were no significant concentrations of credit risk with any individual franchisee or group of franchisees as of January 31, 2010. We believe that our allowance for doubtful accounts as of January 31, 2010 are currently adequate for the Company’s existing exposure to loss. We will be closely monitoring the performance of franchisees currently indebted to us for the remainder of the 2010 tax season, particularly for timely payment of past due and current receivables, and we will adjust our allowances accordingly if management determines that existing reserve levels are inadequate to cover estimated losses.

New Franchise Agreement

We and elected representatives of our franchisee community had made significant progress on the development of a new franchise agreement. Finalization of the new agreement has been delayed due to our, and our franchisees, focus on the 2010 tax season as well as our efforts around securing financial products. We expect to re-engage with the franchisee representatives in our fourth quarter of fiscal 2010. Approximately one quarter of our existing franchise agreements are up for renewal by the end of 2010. The more difficult operating circumstances in fiscal 2010, including the absence of the RAL in certain markets, may impact our success with our renewal program and there can be no assurances regarding the number of franchise agreements that will be renewed.

Management Consultant Engagement Concluded

In August 2009, the management consulting firm that we retained to work jointly with us to more fully understand the sources of our weak performance in the 2009 tax season concluded their engagement. The relative impact of their findings on our business and what we needed to do differently were clearly defined. The following areas represent the principal initiatives we are focusing our attention on and we believe will result in improved operational and financial performance in the 2010 tax season:

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

We are in the process of evaluating the effectiveness of the initiatives for the 2010 tax season and will determine what further actions would be appropriate for future periods.

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

Condensed Consolidated Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenues
Franchise operations revenues:
Royalty	$24,575	$29,620	$25,819	$30,893
Marketing and advertising	10,826	13,089	11,373	13,653
Financial product fees	12,490	21,182	18,150	26,256
Other	1,982	2,027	2,484	3,624
Service revenues from company-owned office operations	29,229	31,872	30,353	32,720

Total revenues	79,102	97,790	88,179	107,146

Expenses
Cost of franchise operations	8,773	8,980	23,298	24,933
Marketing and advertising	15,523	20,530	21,947	30,139
Cost of company-owned office operations	17,753	19,887	32,030	37,827
Selling, general and administrative	8,314	6,680	35,801	30,580
Goodwill Impairment	274,150	—	274,150	—
Depreciation and amortization	3,526	3,296	10,560	9,689

Total expenses	328,039	59,373	397,786	133,168

(Loss) income from operations	(248,937)	38,417	(309,607)	(26,022)
Other income/(expense):
Interest and other income	691	454	1,922	1,234
Interest expense	(5,825)	(4,197)	(16,262)	(11,422)

(Loss) income before income taxes	(254,071)	34,674	(323,947)	(36,210)
Provision for (benefit from) income taxes	24,954	13,763	(3,604)	(14,371)

Net (Loss) income	$(279,025)	$20,911	$(320,343)	$(21,839)

The following table presents selected key operating statistics for our franchise and company-owned office operations.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
Offices:
Franchise operations	5,416	5,637	5,416	5,637
Company-owned office operations	960	962	960	962

Total offices—system	6,376	6,599	6,376	6,599

Tax returns prepared (in thousands):
Franchise operations	776	962	826	1,017
Company-owned office operations	128	142	133	147

Total tax returns prepared—system	904	1,104	959	1,164

Average revenues per tax return prepared:
Franchise operations (1)	$232.54	$226.73	$229.56	$223.71

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
Company-owned office operations (2)	$228.51	$224.74	$228.14	$223.01

Average revenues per tax return prepared—system	$231.97	$226.47	$229.36	$223.63

Financial products (in thousands) (3)	846	1,003	870	1,028

Average fees per financial product (4)	$14.76	$21.12	$20.86	$25.54

(1)	Calculated as total revenues earned by our franchisees, which does not represent revenues earned by us, divided by the number of tax returns prepared by our franchisees (see calculation below). We earn royalty and marketing and advertising revenues, which represent a percentage of the revenues received by our franchisees.
(2)	Calculated as tax preparation revenues and related fees earned by company-owned offices (as reflected in the Condensed Consolidated Statements of Operations) divided by the number of tax returns prepared by company-owned offices.
(3)	Consists of RALs, assisted refunds and Gold Guarantee products.
(4)	Calculated as revenues earned from financial product fees (as reflected in the Condensed Consolidated Statements of Operations) divided by the number of financial products.

Calculation of average revenues per tax return prepared in Franchise Operations:

	Three Months Ended January 31,		Nine Months Ended January 31,
(dollars and tax return data in thousands)	2010	2009	2010	2009
Total revenues earned by our franchisees (A)	$180,433	$218,150	$189,556	$227,555

Average royalty rate (B)	13.62%	13.58%	13.62%	13.58%
Marketing and advertising rate (C)	6.00%	6.00%	6.00%	6.00%

Combined royalty and marketing and advertising rate (B plus C)	19.62%	19.58%	19.62%	19.58%

Royalty revenues (A times B)	$24,575	$29,620	$25,819	$30,893
Marketing and advertising revenues (A times C)	10,826	13,089	11,373	13,653

Total royalty and marketing and advertising revenues	$35,401	$42,709	$37,192	$44,546

Number of tax returns prepared by our franchisees (D)	776	962	826	1,017

Average revenues per tax return prepared by our franchisees (A divided by D)	$232.54	$226.73	$229.56	$223.71

Amounts may not recalculate precisely due to rounding differences.

Three Months Ended January 31, 2010 as Compared to Three Months Ended January 31, 2009

Total Revenues

Total revenues decreased by $18.7 million, or 19%, due to lower financial product fees in connection with the loss of 50% of our RAL program and a decrease in the number of tax returns prepared by our network. Average revenues per tax return prepared increased 2%. Our network of franchised and company-owned offices prepared approximately 1.0 million tax returns in the third quarter of fiscal 2010, a decline of 18% as compared to the same quarter last year.

We received notice in late December 2009 that SBBT/PCB would not be in a position to originate RALs based upon a directive received by them from their regulator. Upon receiving this news, we made significant efforts to provide our entire system with a RAL product offering by expanding Republic’s coverage from 25% to approximately 50% and making a diligent effort to obtain alternative RAL funding for the remaining 50% of our business.

We were unable to secure alternative RAL funding for the remaining 50% of our RAL business within the time frame that would have been beneficial to our system for the 2010 tax season given that the large majority of RAL demand is satisfied in the first part of the tax season. As a result, we entered the 2010 tax season at a competitive disadvantage. Accordingly, we took steps to retain customers and we moved to aggressively manage our expenses given that we anticipated there would likely be a sizeable revenue shortfall due to the loss of RALs. The absence of a RAL product in 50% of our markets has had a material adverse impact on our third quarter financial results and is expected to have similar affect for the full 2010 fiscal year.

In markets where the RAL product was available in Jackson Hewitt offices, total returns prepared were down 11% in the 2010 tax season and customer retention improved by approximately 6% to over 62%. We believe that the paid preparer market was down versus prior year at this same time on a comparable basis. Correspondingly, in markets where the RAL product was unavailable in Jackson Hewitt offices, total returns prepared were down 31% in the 2010 tax season and customer retention declined by over 6% to approximately 51%.

Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses decreased $5.5 million, or 9%, excluding the goodwill impairment charge noted below. When combined with the goodwill impairment charge, the overall increase in total operating expenses of $268.7 million was significantly higher than total operating expenses in the same period last year. The following factors are some of the more significant items that contributed to, or partially offset, our overall total increase in operating expenses.

Cost of franchise operations: Cost of franchise operations decreased $0.2 million, or 2%, primarily due to the absence in fiscal 2010 of franchisee incentives of $2.1 million in connection with the number of prepaid debit cards issued by MetaBank partially offset by higher bad debt expense of $1.7 million.

Marketing and Advertising: Marketing and advertising expenses decreased $5.0 million, or 24%, primarily due to (i) lower media expense of $2.8 million; (ii) the absence of sponsorship-related expenses of $0.8 million; (iii) lower agency fees of $0.5 million; and (iv) the absence of mall marketing expenses of $0.4 million.

Cost of company-owned office operations: Cost of company-owned office operations decreased $2.1 million, or 11%, primarily due to lower labor costs of $1.3 million and lower storefront occupancy related costs of $0.6 million.

Selling, general and administrative: Selling, general and administrative expenses (“SG&A”) increased $1.6 million, or 25%, primarily due to (i) higher expenses of $1.2 million related to seeking alternative funding sources for RALs in the 2010 tax season; (ii) a litigation related matter of $0.6 million; and (iii) higher consulting fees of $0.2 million partially offset by lower external legal fees of $0.3 million.

Goodwill Impairment: Due to the loss of approximately 50% of our RAL program in the third quarter of fiscal 2010 and the decline in our stock price and resulting market capitalization since the beginning of such quarter, we concluded that a goodwill impairment triggering event had occurred. As a result of our testing, we recorded a non-cash goodwill impairment charge of $274.1 million in the third quarter of fiscal 2010. See “Critical Accounting Policies – Goodwill” for additional information related to this charge.

Other income (expense)

Interest expense: Interest expense increased $1.6 million, or 39%, primarily due to the higher credit spread under our amended credit facility and higher amortization of deferred financing costs of $0.4 million partially offset by lower market interest rates. Our pre-tax average cost of debt was 6.8% in the three months ended January 31, 2010 as compared to 4.7% in the three months ended January 31, 2009, respectively.

Provision for (benefit from) income taxes: Our effective tax rate for the three months ended January 31, 2010 and 2009 is 9.8% and 39.7%, respectively. The primary difference results from the $274.1 million goodwill impairment charge recorded in the third quarter of fiscal 2010, which is mostly non-deductible for tax purposes, as well as a $9.9 million charge to establish a valuation allowance against a portion of our deferred tax assets.

Nine Months Ended January 31, 2010 as Compared to Nine Months Ended January 31, 2009

Total Revenues

Total revenues decreased $19.0 million, or 18%, primarily due to the reasons discussed in the three month comparison. Average revenues per tax return prepared increased 2%. Our network of franchised and company-owned offices prepared nearly 1.0 million tax returns in the 2010 year-to-date period, a decrease of 18% compared to the same period last year.

Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses decreased $9.5 million, or 7%, excluding the goodwill impairment charge noted below. When combined with the goodwill impairment charge, the overall increase in total operating expenses of $264.6 million was significantly higher than total operating expenses in the same period last year. The following factors are some of the more significant items that contributed to, or partially offset, our overall total increase in operating expenses.

Cost of franchise operations: Cost of franchise operations decreased $1.6 million, or 7%, primarily due to (i) the absence in fiscal 2010 of franchisee incentives of $2.1 million in connection with the number of prepaid debit cards issued by MetaBank; (ii) lower compensation-related costs of $0.9 million as a result of fiscal 2009 workforce reductions and other employee departures; (iii) lower meeting and convention costs of $0.6 million; (iv) lower Gold Guarantee costs of $0.5 million; (v) lower development advance note amortization of $0.3 million; and (vi) lower travel expenses of $0.2 million partially offset by higher bad debt expense of $2.0 million and higher consulting fees of $1.1 million.

Marketing and advertising: Marketing and advertising expenses decreased $8.2 million, or 27%, primarily due to (i) lower media expense of $2.8 million; (ii) lower sponsorship-related costs of $2.2 million; (iii) lower creative advertising of $0.8 million; (iv) lower promotional expenses of $0.8 million; (v) lower agency fees of $0.6 million; (vi) lower database marketing of $0.3 million; and (viii) lower miscellaneous expenses of $0.2 million.

Cost of company-owned office operations: Cost of company-owned office operations decreased $5.8 million, or 15%, primarily due to (i) the absence of a $1.6 million lease termination charge related to first quarter of fiscal 2009 restructuring initiative; (ii) lower labor costs of $1.9 million; and (iii) lower storefront occupancy related costs of $1.8 million.

Selling, general and administrative: SG&A expenses increased $5.2 million, or 17%, primarily due to (i) a $4.3 million termination charge related to the departure of our former Chief Executive Officer in June 2009; (ii) higher expenses of $2.3 million principally in connection with corporate advisory and strategy development activities; (iii) higher external legal fees of $1.4 million; (iv) the absence of a $1.5 million insurance recovery related to a legal settlement; (v) $1.2 million in expenses related to seeking alternative funding sources for RALs in the 2010 tax season; and (vi) a litigation related matter of $0.6 million. The increase in SG&A expenses was partially offset by (i) the absence of a $2.8 million legal settlement charge; (ii) a decrease in compensation-related expenses of $0.7 million primarily due to workforce reductions; (iii) lower employee termination expenses (excluding the charge associated with our former CEO in June 2009) of $0.8 million; (iv) lower share-based compensation of $0.6 million; (v) lower professional and recruiting expenses of $0.4 million; and (vi) lower commission expense of $0.2 million.

Goodwill Impairment: Due to the loss of approximately 50% of our RAL program in the third quarter of fiscal 2010 and the decline in our stock price and resulting market capitalization since the beginning of such quarter, we concluded that a goodwill impairment triggering event had occurred. As a result of our testing, we recorded a non-cash goodwill impairment charge of $274.1 million in the third quarter of fiscal 2010. See “Critical Accounting Policies – Goodwill” for additional information related to this charge.

Other income (expense)

Interest expense: Interest expense increased $4.8 million, or 42%, primarily due to the higher credit spread under our amended credit facility, and higher amortization of deferred financing costs of $1.1 million partially offset by lower market interest rates. Our pre-tax average cost of debt was 7.2% and 5.0% in the nine months ended January 31, 2010 and 2009, respectively.

Provision for (benefit from) income taxes: Our effective tax rate for the nine months ended January 31, 2010 and 2009 is a benefit rate of 1.1% and 39.7%, respectively. The primary difference results from the $274.1 million goodwill impairment charge recorded in the third quarter of fiscal 2010, which is mostly non-deductible for tax purposes, as well as a $9.9 million charge to establish a valuation allowance against a portion of our deferred tax assets.

Segment Results

Franchise Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Results of Operations:
Revenues
Royalty	$24,575	$29,620	$25,819	$30,893
Marketing and advertising	10,826	13,089	11,373	13,653
Financial product fees	12,490	21,182	18,150	26,256
Other	1,982	2,027	2,484	3,624

Total revenues	49,873	65,918	57,826	74,426

Expenses
Cost of operations	8,773	8,980	23,298	24,933
Marketing and advertising	13,085	17,581	19,280	26,904
Selling, general and administrative	822	915	2,727	2,991
Goodwill Impairment	223,734	—	223,734	—
Depreciation and amortization	2,535	2,249	7,485	6,607

Total expenses	248,949	29,725	276,524	61,435

(Loss) income from operations	(199,076)	36,193	(218,698)	12,991

Other income/(expense):
Interest and other income	592	391	1,800	1,130

(Loss) income before income taxes	$(198,484)	$36,584	$(216,898)	$14,121

Three Months Ended January 31, 2010 as Compared to Three Months Ended January 31, 2009

Total Revenues

Total revenues decreased $16.0 million, or 24%. Factors contributing to the decrease were as follows:

Royalty and marketing and advertising: Royalty revenues decreased $5.0 million, or 17%, and marketing and advertising revenues decreased $2.3 million, or 17%, both due to a 19% decrease in the number of tax returns prepared by our franchisees.

Financial product fees: Financial product fees decreased $8.7 million, or 41%, principally due to losing approximately 50% of our RAL program in connection with SBBT’s/PCB’s inability to originate RALs based upon a directive received by them from their regulator and lower negotiated economics with the providers of our financial products. Under our existing financial product agreements, we will earn less in total contractual fixed fees, which are accounted for on a percentage of completion method over the tax season.

Other revenues: Other revenues decreased marginally, or 2%, primarily due to a decrease in electronic filing fees resulting from a reduction in the number of tax returns prepared partially offset by higher territory sales. We sold 48 territories in the three months ended January 31, 2010 (of which 33 were associated with occupying Walmart store locations) as compared to five during the same quarter last year. Walmart territories sold during the current quarter will be recognized over each of the next ten tax seasons beginning in January 2010 and were generally sold at a lower fee than past territory sales. Revenue recognition for the Walmart territory sales is conditional upon the continuation of the Walmart agreement and continued availability to operate within the Walmart territory consistent with the terms of the territory sale promissory note.

Total Expenses

Total operating expenses decreased $4.5 million, or 15%, excluding the goodwill impairment charge noted below. When combined with the goodwill impairment charge, the overall increase in total operating expenses of $219.2 million was significantly higher than total operating expenses in the same period last year. The following factors are some of the more significant items that contributed to, or partially offset, our overall total increase in operating expenses.

Cost of franchise operations: Cost of franchise operations decreased $0.2 million, or 2%, as discussed in the Condensed Consolidated Results of Operations.

Marketing and Advertising: Marketing and advertising expenses decreased $4.5 million, or 26%, as discussed in the Condensed Consolidated Results of Operations.

Goodwill Impairment: Goodwill impairment charge of $223.7 million, as discussed in the Condensed Consolidated Results of Operations.

Nine Months Ended January 31, 2010 as Compared to Nine Months Ended January 31, 2009

Total Revenues

Total revenues decreased $16.6 million, or 22%. Factors contributing to the decrease were as follows:

Royalty and marketing and advertising: Royalty revenues decreased $5.0 million, or 16%, and marketing and advertising revenues decreased $2.3 million, or 17%, both due to a 19% decrease in the number of tax returns prepared by our franchisees.

Financial product fees: Financial product fees decreased $8.1 million, or 31%, principally due to the same reasons as discussed in the three month comparison.

Other revenues: Other revenues decreased $1.1 million, or 32%, primarily due to a decrease territory sales. Other revenues included the sale of 164 territories (of which 147 were associated with occupying Walmart store locations) as compared to 70 during the same period last year.

Total Expenses

Total operating expenses decreased $8.6 million, or 14%, excluding the goodwill impairment charge noted below. When combined with the goodwill impairment charge, the overall increase in total operating expenses of $215.1 million was significantly higher than total operating expenses in the same period last year. The following factors are some of the more significant items that contributed to, or partially offset, our overall total increase in operating expenses.

Cost of operations: Cost of operations decreased $1.6 million, or 7%, as discussed in the Condensed Consolidated Results of Operations.

Marketing and Advertising: Marketing and advertising expenses decreased $7.6 million, or 28%, as discussed in the Condensed Consolidated Results of Operations.

Selling, general and administrative: SG&A decreased $0.3 million, or 9%, principally due to lower compensation-related expenses.

Goodwill Impairment: Goodwill impairment charge of $223.7 million, as discussed in the Condensed Consolidated Results of Operations

Depreciation and amortization: Depreciation and amortization increased $0.9 million, or 13%, principally due to additions associated with the development of internal use software and the purchase of technology related assets.

Company-Owned Office Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Results of Operations:
Revenues
Service revenues from operations	$29,229	$31,872	$30,353	$32,720
Expenses
Cost of Operations	17,753	19,887	32,030	37,827
Marketing and advertising	2,438	2,949	2,667	3,235
Selling, general and administrative	634	630	2,329	3,293
Goodwill Impairment	50,416	—	50,416	—
Depreciation and amortization	991	1,047	3,075	3,082

Total expenses	72,232	24,513	90,517	47,437

(Loss) income from operations	(43,003)	7,359	(60,164)	(14,717)

(Loss) income before income taxes	$(43,003)	$7,359	$(60,164)	$(14,717)

Three Months Ended January 31, 2010 as Compared to Three Months Ended January 31, 2009

Total Revenues

Total revenues decreased $2.6 million, or 8%, primarily due to lower tax preparation revenues of $1.9 million. The number of tax returns prepared was approximately 128,000 as compared to 142,000 during the same quarter last year. Average revenues per tax return prepared increased 2%.

Total Expenses

Total operating expenses decreased $2.7 million, or 11%, excluding the goodwill impairment charge noted below. When combined with the goodwill impairment charge, the overall increase in total operating expenses of $47.7 million was significantly higher than total operating expenses in the same period last year. The following factors are some of the more significant items that contributed to, or partially offset, our overall total increase in operating expenses.

Cost of Operations: Cost of operations decreased $2.1 million, or 11%, as discussed in the Condensed Consolidated Results of Operations.

Marketing and advertising: Marketing and advertising expenses decreased $0.5 million, or 17%, primarily due to lower local marketing expense.

Goodwill Impairment: Goodwill impairment charge of $50.4 million, as discussed in the Condensed Consolidated Results of Operations.

Nine Months Ended January 31, 2010 as Compared to Nine Months Ended January 31, 2009

Total Revenues

Total revenues decreased $2.4 million, or 7%, primarily due to the reasons discussed in the three month comparison.

Total Expenses

Total operating expenses decreased $7.3 million, or 15%, excluding the goodwill impairment charge noted below. When combined with the goodwill impairment charge, the overall increase in total operating expenses of $43.1 million was significantly higher than total operating expenses in the same period last year. The following factors are some of the more significant items that contributed to, or partially offset, our overall total increase in operating expenses.

Total operating expenses decreased $7.4 million, or 16%. Factors contributing to the decrease were as follows:

Cost of Operations: Cost of operations decreased $5.8 million, or 15%, as discussed in the Condensed Consolidated Results of Operations.

Marketing and advertising: Marketing and advertising expenses decreased $0.6 million, or 18%, primarily due to lower local marketing expense.

Selling, general, and administrative: SG&A decreased $1.0 million or, 30%, primarily due to (i) lower employee termination expenses of $0.4 million; (ii) lower compensation-related expenses of $0.2 million primarily related to workforce reductions; (iii) lower external legal fees of $0.2 million; and (iv) lower recruiting expenses of $0.1 million.

Goodwill Impairment: Goodwill impairment charge of $50.4 million, as discussed in the Condensed Consolidated Results of Operations.

Corporate and Other

Corporate and other expenses include unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as share-based compensation and financing costs.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Expenses (a)
General and administrative	$5,629	$4,332	$23,400	$19,477
Insurance settlement	—	—	—	(1,500)
Litigation related matter	575	—	575	2,833
Employee termination and related expenses	7	226	4,752	823
Share-based compensation	647	577	2,018	2,663

Total expenses	6,858	5,135	30,745	24,296

Loss from operations	(6,858)	(5,135)	(30,745)	(24,296)
Other income/(expense):
Interest and other income	99	63	122	104
Interest expense	(5,825)	(4,197)	(16,262)	(11,422)

Loss before income taxes	$(12,584)	$(9,269)	$(46,885)	$(35,614)

(a)	Included in SG&A in the Condensed Consolidated Statements of Operations.

Three Months Ended January 31, 2010 as Compared to Three Months Ended January 31, 2009

Loss from operations

Loss from operations increased $1.7 million, or 34%, primarily due to higher expenses of $1.2 million related to seeking alternative funding sources for RALs in the 2010 tax season and a litigation related matter of $0.6 million partially offset by lower external legal fees of $0.3 million.

Other income/(expense)

Interest expense: Interest expense increased $1.6 million, or 39%, as discussed in the Condensed Consolidated Results of Operations.

Nine Months Ended January 31, 2010 as Compared to Nine Months Ended January 31, 2009

Loss from operations

Loss from operations increased $6.4 million, or 27%, primarily due to (i) a $4.3 million termination charge related to the departure of our former Chief Executive Officer in June 2009; (ii) higher expenses of $2.3 million principally in connection with corporate advisory and strategy development activities; (iii) the absence in fiscal 2010 of a $1.5 million insurance recovery related to a legal settlement; (iv) higher external legal fees of $1.4 million; (v) $1.2 million in expenses related to seeking alternative funding sources for RALs in the 2010 tax season; and (vi) a litigation related matter of $0.6 million. The increase was partially offset by (i) the absence in fiscal 2010 of a $2.8 million legal settlement charge; (ii) a decrease in compensation-related expenses of $0.7 million primarily due to workforce reductions; (iii) lower employee termination expenses of $0.8 million; and (iv) lower share-based compensation of $0.6 million.

Other income/(expense)

Interest expense: Interest expense increased a $4.8 million, or 42%, as discussed in the Condensed Consolidated Results of Operations.

Liquidity and Capital Resources

Historical Sources and Uses of Cash from Operations

Seasonality of Cash Flows

The tax return preparation business is highly seasonal resulting in substantially all of our revenues and cash flow being generated during the period from January 1 through April 30. Following the tax season, from May 1 through December 31, we primarily rely on excess operating cash flow from the previous tax season and our credit facility to fund our operating expenses and to reinvest in our business to support future growth. Given the nature of the franchise business model, our business is generally not capital intensive and has historically generated strong operating cash flow from operations on an annual basis. While we expect to continue to generate cash flow from operations during tax season, we currently anticipate that the level of funds generated during this period will be significantly reduced due to the loss of RALs in 50% of our markets.

Sources and Uses of Cash

In the nine months ended January 31, 2010, we used $15.8 million more cash for operations which was largely affected by the impact of lower revenues earned in the current reporting period due principally from the loss of RAL product in 50% of our markets. Described below are some of the more significant items that contributed to, or partially offset, our net cash used:

•	Higher interest expense of $4.6 million;

•	Higher employee termination payments of $3.9 million;

•	Higher payments for technology consulting, and corporate advisory and strategy development activities of $3.7 million;

•	Payment of $2.8 million related to a previously accrued legal settlement;

•	Higher external legal fee payments of $2.7 million;

•	Walmart subsidy payment to franchisees of $2.5 million;

•	Higher lease termination payments of $2.3 million;

•	The absence in fiscal 2010 of a $1.5 million insurance recovery related to a legal settlement; and

•	Fees paid related to seeking alternative funding sources for RALs of $1.2 million.

Partially offsetting the factors discussed above were:

•	Lower income tax payments of $7.6 million primarily due to the decrease in operating income between years;

•	Lower employee payroll payments of $2.1 million primarily due to reductions in workforce in fiscal 2009 and other employee departures; and

•

Lower bonus payments for full-time and seasonal employees as we paid $3.2 million in the nine months ended January 31, 2010 as compared to payments of $4.8 million in the nine months ended January 31, 2009 (accrued in fiscal 2008).

Investing activities

In the nine months ended January 31, 2010, we used $6.0 million less cash for investing activities as compared to the nine months ended January 31, 2009, primarily due to a $11.4 million reduction in cash paid for the acquisition of tax return preparation businesses and lower funding provided to franchisees of $2.6 million. Partially offsetting the overall decrease in net cash used for investing activities was the capital expenditures of $7.3 million for kiosks in our company owned stores and leased to franchisees in support of our expanded Walmart opportunity and $1.1 million for other capital expenditures primarily due to increased computer software development costs.

Financing activities

In the nine months ended January 31, 2010, we received $20.1 million more cash from financing activities as compared to the nine months ended January 31, 2009, primarily due to lower dividend payments of $15.3 million and higher net borrowings under our credit facility of $7.0 million.

Credit Facility

Based upon the information currently available, we believe that it is likely that we will breach the financial covenants in our credit facility as of April 30, 2010. We intend to initiate discussions with the lead agent under our credit facility, and inform all of the other banks in our lending syndicate, that we intend to seek relief in connection with the financial covenants. However, there can be no assurance that we will be successful in our efforts to modify the credit facility or obtain a waiver or forbearance arrangement from the lenders, and we do not know what changes, if any, will be made to the credit facility in connection with such waiver or forbearance arrangement. A breach of the financial covenants could result in an event of default under our credit facility. Such event of default would allow the lenders to, among other things, terminate their commitments to lend any additional amounts to us and declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. We have met our financial covenants for the period ending January 31, 2010.

Due to the likelihood that we will not meet the financial covenants as of April 30, 2010, and the uncertainty at this time regarding any amendment or waiver to the credit facility, we may now be unable to refinance the $25.0 million term loan payment due on April 30, 2010. Accordingly, we have classified the $25.0 million term loan payment due on April 30, 2010 as a current obligation on our consolidated balance sheet. If we are not successful in our efforts to modify the credit facility or obtain a waiver or forbearance arrangement from the lenders, the remaining $339.0 million outstanding balance will also be classified as a current portion of long-term debt, and we will continue to seek alternative capital sources.

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

•

Company-owned offices—Expenses to operate our company-owned offices begin to increase during the third fiscal quarter and peak during the fourth fiscal quarter primarily due to the labor costs related to the seasonal employees who provide tax return preparation services to our customers. We also continue to pursue selective acquisition opportunities on a limited basis for our company-owned office segment in economically attractive, high growth markets adjacent to our current operations. Under the terms of our credit facility, we are limited to annual acquisitions of $7.0 million.

•

Capital expenditures—We anticipate spending between $1.5 million and $2.0 million on capital expenditures during the remainder of fiscal 2010 primarily for information technology upgrades, including funding payroll for employees responsible for developing internal use software.

•

Purchases of kiosks—We anticipate spending between $0.5 million and $1.0 million prior to the beginning of the 2011 tax season for additional kiosks (for lease to franchisees and for use by Company-Owned Operations) in support of our expanded Walmart opportunity.

•

Debt service—As of February 28, 2010, we had $364.0 million outstanding under our credit facility. A mandatory payment of $25.0 million is due on April 30, 2010 in connection with the amortizing term loan of $225.0 million. Additionally, under our existing credit facility, we anticipate having to spend between $23.0 million and $25.0 million in interest over the next twelve months.

Future Sources of Cash

For the remainder of fiscal 2010, we expect our primary source of cash to be provided by operating activities, primarily from royalty and marketing advertising fees from franchisees, service revenues earned at company owned offices and financial product fees. We anticipate using cash generated during the 2010 tax season as our principal source of funding operations during the first nine months of the fiscal year leading up to the 2011 tax season. We intend to discuss with our lenders future sources of funding operations, including cash generated during the 2010 tax season and borrowings under the credit facility.

Contractual Obligations

In fiscal 2010, we entered into contracts for certain administrative, technology-related, and other services, and for kiosks in connection with our expanded Walmart opportunity, resulting in additional purchase obligations as of January 31, 2010 totaling approximately $3.3 million. Amounts are due in each of the following respective fiscal periods: $2.2 million in the remainder of fiscal 2010 and $1.1 million in fiscal years 2011 through 2012.

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

Goodwill

We evaluate the carrying value of goodwill and recoverability at least annually in our fourth fiscal quarter. We update the test between annual periods when an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Determination of impairment requires comparison of the reporting unit’s fair value with the reporting unit’s carrying value, including goodwill. If this comparison indicates that the fair value is less than the carrying value, then the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the reporting unit’s goodwill to determine the impairment loss to be charged to operations. The fair value of each of our reporting units was determined based upon using the income approach, which estimates fair value based on discounted cash flows.

Due to the loss of approximately 50% of our RAL program in the third quarter of fiscal 2010 and the decline in our stock price and resulting market capitalization since the beginning of such fiscal quarter, we concluded that a goodwill impairment triggering event had occurred for purposes of ASC Topic 350 “Intangibles – Goodwill and Other.” Accordingly, we performed a testing of the carrying values of goodwill for both of our Franchise Operations and Company-owned Office Operations reporting units as of January 31, 2010. After this testing, we concluded that the carrying value of our Franchise Operations and Company-owned Office Operations reporting units, including goodwill, exceeded the fair value of each respective reporting unit. As a result, we recorded a non-cash goodwill impairment charge of $274.1 million in the third quarter of fiscal 2010. The impairment was recorded as a pre-tax charge of $223.7 million in the Franchise Operations reporting unit and $50.4 million in the Company-owned Office Operations reporting unit.

Significant management judgment is required in assessing whether goodwill is impaired. The carrying value of our reporting units was determined by specifically identifying and allocating all of our consolidated assets and liabilities to each reporting unit based on various methods we deemed reasonable. Fair value of each reporting unit was estimated using an income approach which discounts future net cash flows to their present value at a rate that reflects the current return requirements of the market and risks inherent in our business. Estimated future cash flows are impacted by a multitude of factors and were based to a large extent on our internal business plan and adjusted, as appropriate, for our views of market participant assumptions, oversight of the providers of RAL product and an assessment related to whether these providers will be allowed to continue to offer such product in the future, and the renewal of certain material contracts. Additional factors affecting these future cash flows included, but were not limited to, franchise agreement renewal and attrition rates, markets and market share data, tax return sales volumes and prices, cost structure, and working capital changes. Estimates were also used for our weighted average cost of capital, which was adjusted, as appropriate, to account for company specific risk premiums in discounting our projected future cash flows and our long-term growth rate for purposes of determining a terminal value at the end of the forecast period. Our assumptions and views of these factors continually evolve, and such views and assumptions used in determining the fair value of our reporting units in the third quarter of fiscal 2010 changed significantly from those used in the 2009 annual impairment test.

We considered historical experience and all available information at the time the fair value of our reporting units was estimated. However, fair values that could be realized in an actual transaction may differ from those used by us to evaluate the impairment of our goodwill. The fair value of the reporting units was determined using unobservable inputs (i.e., Level 3 inputs) as defined by the accounting guidance for fair value measurements. As an overall test of reasonableness of the estimated fair values of the reporting units, we reconciled the combined fair value estimates of the reporting units to their market capitalization as of January 31, 2010. The reconciliation confirmed that the fair values were reasonably representative of the market views.

These underlying assumptions and estimates are made as of a point in time. Subsequent changes in our estimates of future cash flows could result in a future impairment charge to goodwill. We continue to remain alert for any indicators that the fair value of a reporting unit could be below book value and will assess goodwill for impairment as appropriate.

Other Indefinite-Lived Intangible Assets

We have $87.0 million in indefinite-lived intangible assets as of January 31, 2010. Other indefinite-lived intangibles, which consist of our trademark and reacquired rights under franchise agreements from acquisitions, are recorded at their fair value as determined through purchase accounting. Our trademark is reviewed for impairment annually in our fourth fiscal quarter. Additionally, we review the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of our trademark is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference.

We reevaluated our other indefinite-lived intangibles for impairment in conjunction with our goodwill testing and concluded that the fair value of other intangible assets, including trademark, exceeded their carrying value, thereby indicating no impairment as of the third quarter of fiscal 2010. We will continue to monitor changes in our business, as well as overall market conditions and economic factors that could require additional impairment tests.

Accounting Standards Issued but Not Yet Adopted

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 recurring fair value measurements. The standard also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. We are currently evaluating the impact of this standard on our financial statements.

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

In connection with extending the maturity date under our credit facility in October 2006, we entered into interest rate collar agreements to become effective after the initial interest rate swap agreements terminate. The interest rate collar agreements were entered into with financial institutions to limit the variability of expense/payments on $50.0 million of floating-rate borrowings during the period from July 2010 to October 2011 to a range of 5.5% (the cap) and 4.6% (the floor). These interest rate collar agreements were determined to be cash flow hedges in accordance with ASC subtopic 815.

We have financial market risk exposure related primarily to changes in interest rates. As discussed above, we attempt to reduce this risk through the utilization of derivative financial instruments. A hypothetical 1% change in the interest rate on our floating-rate borrowings outstanding as of January 31, 2010, excluding our $100.0 million of hedged borrowings whereby we fixed the interest rate, at an average ranging from 4.4% to 4.5%, would result in an annual increase or decrease in income before income taxes of $2.3 million. The estimated increase or decrease is based upon the level of variable rate debt as of January 31, 2010 and assumes no changes in the volume or composition of debt.

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

(b) Changes in Internal Control over Financial Reporting.

During the third quarter of fiscal 2010, there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

See “Part 1 – Item 1 –Note 11—Commitments and Contingencies,” to our Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A.	Risk Factors.

Our credit facility contains restrictive covenants and other requirements that may limit our business flexibility by imposing operating and financial restrictions on our operations.

The agreement governing our credit facility imposes operating and financial restrictions on us, including restrictive covenants that will require us to maintain specified financial ratios and satisfy financial condition tests. In addition, our credit facility contains various customary restrictive covenants that limit our ability to, among other things, (i) incur additional indebtedness or guarantees, (ii) create liens or other encumbrances on our property, (iii) enter into a merger or similar transaction, (iv) sell or transfer property except in the ordinary course of business and (v) make acquisitions. Our credit facility also prohibits us from paying dividends and repurchasing shares of our common stock. We are also required to make certain mandatory payments on the amortizing term loan portion of the credit facility in April 2010 and April 2011 and to prepay 50% of Excess Cash Flow (as defined in the amended credit facility), if any, for fiscal years 2010 and 2011. Our ability to comply with the covenants, ratios, tests or mandatory payments in our credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions or our ability to make financial products available to our customers. A breach of any of these covenants, ratios, tests or mandatory payments could result in a default under our credit facility. In addition, these covenants may prevent us from incurring additional indebtedness to expand our operations and execute our business strategy, including making acquisitions.

Based upon the information currently available to us, we believe that it is likely that we will breach the financial covenants as of April 30, 2010. There can be no assurance that we will be successful in our efforts to modify the credit facility or obtain a waiver or forbearance arrangement from the lenders on terms acceptable to us, and we do not know what changes, if any, will be made to the credit facility in connection with such waiver or forbearance arrangement. In addition our ability to borrow additional funds may be impacted which could adversely impact our ability to fund our operating expenses. Our failure to successfully modify the terms of our credit facility on a timely basis will likely result in a default under our credit facility. Such default would allow the creditors to accelerate the outstanding debt. There is no guarantee we would be able to enter into a new credit facility at current commitment levels or on terms acceptable to us and the failure to have a credit facility, or other alternative sources of funding, would have a material adverse effect on our business, financial condition and results of operations.

Our business is, to some extent, dependent upon our customers’ ability to obtain financial products through our offices.

Our tax return preparation business is, to some extent, dependent on our customers’ ability to obtain financial products through our tax return preparation offices. Our ability to make financial products available through our tax preparation offices attracts customers and is a reason why our system is an attractive investment opportunity to franchisees. However, the financial products we facilitate are specialized financial products and relatively few financial institutions offer them. We currently have contractual arrangements with TPG and Republic covering approximately 100% of our Assisted Refunds program for the 2010 tax season and a contractual arrangement with Republic covering approximately 50% of our RAL program for the 2010 tax season as compared to our RAL program for the 2009 tax season. Our agreements with TPG and Republic expire on October 31, 2010 and October 31, 2012, respectively. In addition, the financial institutions that provide these financial products to our customers are also subject to increased regulatory oversight by federal and state regulators, including banking regulators. The failure to make financial products available through our tax preparation offices, due to the termination of the agreements with our existing partners, increased regulatory oversight of us or our banking partners or legislation, would have a material adverse effect on our business, financial condition and results of operations. In addition, changes in the industry, how financial products are permitted to be provided or the level of demand for these products by our customers could result in the financial product providers seeking to amend the agreements on terms which may not be favorable to us, either of which could cause our revenues or profitability to decline.

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

The financial institutions that provide financial products such as RALs to our customers are subject to significant regulation and oversight by federal and state regulators, including banking regulators. On December 18, 2009, SBBT/PCB, received a directive from the Office of the Comptroller of the Currency that it may not originate, purchase or hold RALs during the 2010 tax season. Republic has reported in its public filings with the Securities and Exchange Commission that it will be meeting with its regulator in March 2010 to discuss the future viability of its RAL business. Increased regulatory oversight of the financial institutions that provide RALs could result in additional providers of RALs being forced to exit the market or otherwise limit new entrants into the market, making it more difficult for us to find suitable partners to provide RALs for our entire system on terms acceptable to us or it may otherwise impact the economics we receive from financial institutions, which could cause our revenues or profitability to decline. Our continued inability to arrange for a RAL program for our entire system will have a material adverse effect on our business, financial condition and results of operations. In addition, if the RAL product is unavailable in the marketplace or the application of regulations on financial product providers results, in whole or in part, in the RAL product being unavailable across the Company’s entire network but available to the customers of our competitors, it would have a material adverse effect on our business, financial condition and results of operations.

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

The success and growth of our franchise system depends on our maintaining a satisfactory working relationship with our existing franchisees and attracting new franchisees to our network. Poor performance, our inability to provide financial products, lawsuits and other disputes with our franchisees or between franchisees and our financial partners or other vendors, could discourage our franchisees from expanding their business within our network or from renewing their existing franchise agreements or lead to negative publicity which could discourage new franchisees from entering our network, and could have a material adverse effect on our business, financial condition and results of operations. In each of fiscal year 2008 and 2009, we had lower territory sales as compared to the prior fiscal year. The failure to grow our network could have a material adverse effect on our business, financial condition and results of operations.

In 1999 and 2000, we offered our franchisees the opportunity to renew their franchise relationship with us before their franchise agreement expired. In these early renewal programs, 93% of our franchisees entered into a new franchise agreement for a new 10-year term, and, as a result, approximately a quarter of our existing franchise agreements come up for renewal by the end of 2010. Our inability to renew a significant portion of these franchise agreements on terms satisfactory to our franchisees and us could have a material adverse effect on our business, financial condition and results of operations.

Disruptions in our relationship with Wal-Mart or other large retailers and shopping malls could negatively affect our growth and profitability.

The failure to successfully execute our operating plan under our agreement with Wal-Mart pursuant to which we were granted the exclusive right to provide tax preparation services within Wal-Mart stores during the 2010 and 2011 tax seasons, the termination of this agreement or the inability to renew the agreement on satisfactory terms could have a material adverse effect on our business, financial condition and results of operations. The Wal-Mart agreement provides Wal-Mart with several early termination rights, including in the event we receive a notice of default by our creditors under our credit facility. The termination of the Wal-Mart agreement by Wal-Mart could have a material adverse effect on our business, financial condition and results of operations. We also have offices in other retail-partner locations, typically retail stores and shopping malls. In the event we are unable to negotiate favorable agreements with these or comparable retailers or shopping malls or they close a significant number of stores, especially immediately prior to or during the tax season, or our operators are unsuccessful in opening these locations, it could have a material adverse effect on our business, financial condition and results of operations.

Our common stock could be delisted from the NYSE.

The listing of our common stock on the New York Stock Exchange, or NYSE, is subject to compliance with NYSE’s continued listing standards, including that the average market capitalization of our common stock over a consecutive 30 trading-day period cannot be less than $50,000,000 and, at the same time, total stockholders’ equity cannot be less than $50,000,000. As of the date of this filing, our average market capital over the prior 30 trading-day period was greater than $50,000,000 but total stockholders’ equity was less than $50,000,000. The NYSE can also, in its discretion, discontinue listing a company’s common stock pursuant to various other factors, including that the most recent independent public accountant’s opinion on the financial statements contains a qualified opinion or unqualified opinion with a “going concern” emphasis or the company is unable to meet current debt obligations or to adequately finance operations. If we do not satisfy the NYSE’s continued listing standards, our common stock could be delisted from the NYSE unless we cure the deficiency during the time provided by the NYSE. If the NYSE were to delist our common stock, it likely would result in a significant decline in the trading price, trading volume and liquidity of our common stock. We also expect that the suspension and delisting of our common stock would lead to decreases in analyst coverage and market-making activity relating to our common stock, as well as reduced information about trading prices and volume. As a result, it could become significantly more difficult for our shareholders to sell their shares of our common stock at prices comparable to those in effect prior to delisting or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds:

There were no unregistered sales of equity securities during the three months ended January 31, 2010.

Issuer Purchases of Equity Securities:

There were no issuer purchases of equity securities during the three months ended January 31, 2010.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended January 31, 2010.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

The Company typically conducts a goodwill impairment analysis each year following the fourth quarter. However, due to the previously announced loss of approximately 50% of the Company’s RAL program in the third quarter of fiscal 2010 and the decline in the Company’s stock price and resulting market capitalization since the beginning of such fiscal quarter, the Company concluded that a goodwill impairment triggering event had occurred for purposes of ASC Topic 350 “Intangibles – Goodwill and Other.” Accordingly, the Company performed a testing of the carrying values of goodwill for both of its Franchise Operations and Company-owned Office Operations reporting units as of January 31, 2010. As a result of this testing on March 10, 2010, the Company, following discussions with the Audit Committee of the Company’s Board of Directors, recorded a non-cash goodwill impairment charge of $274.1 million in its third quarter of fiscal 2010. The Company also separately recorded a $9.9 million charge to provision for income taxes to establish a valuation allowance against a portion of the Company’s deferred tax assets during the same period. These charges are not expected to result in any current or future cash expenditures.

Item 6.	Exhibits.

Exhibits: We have filed the following exhibits in connection with this report:

10.1*	Third Amendment to Program Agreement, dated December 29, 2009, between Jackson Hewitt Inc. and Republic Bank & Trust Company.

10.2*	Third Amendment to Technology Services Agreement, dated December 29, 2009, between Jackson Hewitt Technology Services LLC and Republic Bank & Trust Company.

10.3*	Letter Agreement, dated January 12, 2010, among Jackson Hewitt Inc., Jackson Hewitt Technology Services LLC and Santa Barbara Tax Products Group, LLC.

10.4**	Second Amended and Restated Marketing Agreement, dated November 16, 2009, between Jackson Hewitt Inc. and MetaBank d/b/a Meta Payment Systems.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.
**	This agreement is being refiled pursuant to a revised confidentiality request to the Securities and Exchange Commission. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2010.

JACKSON HEWITT TAX SERVICE INC.

By:	/S/ HARRY W. BUCKLEY
Harry W. Buckley
President and Chief Executive Officer
(Principal Executive Officer)

/S/ DANIEL P. O’BRIEN
Daniel P. O’Brien
Executive Vice President and Chief Financial Officer

/S/ CORRADO DEPINTO
Corrado DePinto
Vice President and Chief Accounting Officer