Form 10-K
period 2010-04-30
JACKSON HEWITT TAX SERVICE INC
filed 2010-07-14
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of October 31, 2009 was $139.8 million, computed by reference to the price at which the common equity was last sold as reported on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s common stock was 28,761,879 (net of 10,746,683 shares held in treasury) as of May 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, to be filed within 120 days of the close of the registrant’s fiscal year, relating to the registrant’s 2010 Annual Meeting of Stockholders, to be held on September 22, 2010 are incorporated by reference into Part III of this report.

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

Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the following potential risks and uncertainties: our ability to execute on our strategic plan and reverse our declining profitability, improve our distribution system; government legislation and regulation of the tax return preparation industry and related financial products, including refund anticipation loans, and the failure by us, or the financial institutions which provide financial products to our customers, to comply with such legal and regulatory requirements; the success of our franchised offices; our customers’ ability to obtain financial products through our tax return preparation offices; changes in our relationship with Wal-Mart or other large retailers and shopping malls that could affect our growth and profitability; our compliance with credit facility covenants; compliance with the NYSE’s continued listing standards; our ability to continue to operate as a going concern; our ability to reduce our cost structure; our ability to successfully attract and retain key personnel; government initiatives that simplify tax return preparation or reduce the need for a third party tax return preparer, improve the timing and efficiency of processing tax returns or decrease the number of tax returns filed; delays in the passage of tax laws and their implementation; our responsibility to third parties, regulators or courts for the acts of, or failures to act by, our franchisees or their employees; the effectiveness of our tax return preparation compliance program; increased regulation of tax return preparers; our exposure to litigation; the failure of our insurance to cover all the risks associated with our business; our ability to protect our customers’ personal and financial information; the effectiveness of our marketing and advertising programs and franchisee support of these programs; disruptions in our relationships with our franchisees; changes in our relationships with financial product providers that could reduce the revenues we derive from our agreements with these financial institutions as well as affect;; the seasonality of our business and its effect on our stock price; competition from tax return preparation service providers, volunteer organizations and the government; our reliance on technology systems and electronic communications to perform the core functions of our business; our ability to protect our intellectual property rights or defend against any third party allegations of infringement by us; our reliance on cash flow from subsidiaries; our exposure to increases in prevailing market interest rates; our quarterly results not being indicative of our performance as a result of tax season being relatively short and straddling two quarters; certain provisions that may hinder, delay or prevent third party takeovers; our ability to maintain an effective system of internal controls; impairment charges related to goodwill; the credit market crisis; and the effect of market conditions, general conditions in the tax return preparation industry or general economic conditions.

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

BUSINESS OVERVIEW

Jackson Hewitt Tax Service Inc. provides computerized preparation of federal, state and local individual income tax returns in the United States through a nationwide network of franchised and company-owned offices operating under the brand name Jackson Hewitt Tax Service®. We provide our customers with convenient, fast and quality tax return preparation services and electronic filing. In connection with their tax return preparation experience, our customers may select various financial products to suit their needs, including refund anticipation loans (“RALs”), in the offices where such financial products are available. “Jackson Hewitt,” the “Company,” “we,” “our,” and “us” are used interchangeably in this report to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

We are the second largest paid individual tax return preparer in the United States based upon the number of individual tax returns prepared and filed with the Internal Revenue Service (“IRS”). In 2010, our network consisted of 6,407 franchised and company-owned offices and prepared 2.53 million tax returns. We estimate our network prepared approximately 3% of all tax returns prepared by a paid tax return preparer (“paid tax return preparer market”). We had total revenues for 2010 of $213.8 million which consisted of fees paid by our franchisees, service revenues earned at company-owned offices and financial product fees. We believe our 2010 tax return volume and our financial performance were negatively impacted principally due to the lack of availability of RALs for approximately 50% of the Company’s RAL program compared to the prior tax season.

The core of our business is our franchise system. In 2010, our franchisees operated 5,431 offices and prepared 86% of the total number of tax returns prepared by our network. Our franchise model requires less capital investment and lower operating expenses than if we operated all of the offices in our network directly. Complementing our franchise system are our company-owned offices.

Jackson Hewitt Tax Service Inc. was incorporated in Delaware in February 2004 as the parent corporation. Jackson Hewitt Inc. (“JHI”) is a wholly-owned subsidiary of Jackson Hewitt Tax Service Inc. Jackson Hewitt Technology Services LLC is a wholly-owned subsidiary of JHI that supports the technology needs of the Company. Company-owned office operations are conducted by Tax Services of America, Inc. (“TSA”), which is a wholly-owned subsidiary of JHI.

INDUSTRY OVERVIEW

We estimate that more than 139 million federal individual income tax returns will be filed in the United States in 2010. Historically, 60% or more of tax returns filed in the United States are prepared with the assistance of a paid tax return preparer. The market is highly fragmented and consists of tens of thousands of paid tax return preparers. In 2010, Jackson Hewitt was the second largest paid tax return preparer in the United States, with approximately 3% share of the paid tax return preparer market. Electronic filing continues to be an important component in the filing of individual income tax returns. In 2010, 72% of United States individual income tax returns filed through April 30 were filed electronically. Electronic filing provides the taxpayer with benefits, including acknowledgment of receipt of the filing, better accuracy and faster tax refund processing.

The industry consists of customers with two filing behaviors—those who file during the early season (defined as January and February) and those who file during the late season (defined as March and April). Early season filers typically file their tax returns shortly after their Form W-2s become available in order to receive their tax refunds as quickly as possible. Historically, most of the tax returns filed by our network have been filed by the end of February, including approximately 73% of the tax returns filed by our network in 2010. Late season filers tend to have a higher adjusted gross income (“AGI”) on average and have more complex tax return preparation needs.

The table below shows the breakdown of tax returns filed by ranges of AGI, for all United States individual federal income tax returns filed (i) in 2008 in the United States (which is the most recent data available from the IRS) and (ii) in 2010 by us.

	United States	Jackson Hewitt
Less than $30,000	48%	65%
$30,000 to $49,999	18	19
$50,000 or more	34	16

Total	100%	100%

BUSINESS OPERATIONS

Tax Return Preparation Services

Our network provides our customers with convenient, fast and quality federal, state and local individual income tax return preparation services and electronic filing. Our network filed over 95% of our tax returns electronically in 2010. Through the use of our proprietary tax software, ProFiler®, we provide a comprehensive computerized individual tax return preparation experience designed to ensure accuracy. The cost of the tax return preparation service is generally based upon the complexity of the tax return.

In 2010, our network consisted of 5,431 franchised offices and 976 company-owned offices and prepared 2.53 million tax returns. Our total revenues in 2010 were $213.8 million, including revenues from franchisees, consisting of royalty and marketing and advertising fees and other revenues (44% of total revenues), service revenues earned at company-owned offices (34% of total revenues), and financial product fees (22% of total revenues).

Our network of offices consists of both storefront and retail-partner locations. Our retail-partner locations are located within other businesses, typically retail stores and shopping malls. In 2010, we had relationships with national and large regional retailers and shopping malls, including Wal-Mart Stores, Inc. (“Wal-Mart”), whose customer and employee demographics overlap with ours. Our agreements with these retailers allow Jackson Hewitt Tax Service offices to be located within the retail-partner’s locations in high-traffic areas during the tax season at relatively modest costs. During 2010, our network had over 1,900 retail-partner locations in retailers and shopping malls nationwide. Most of these retail-partner locations were located within Wal-Mart stores.

In 2010 we entered into an arrangement with Walmart which granted us the exclusive right to provide tax preparation services within Walmart stores during the 2010 and 2011 tax seasons. Under the expanded Walmart opportunity, we added a significant number of new Walmart store locations to our overall distribution network. In the 2010 tax season, we were located in approximately 1,770 Walmart stores with approximately 84% of these locations operated by our franchisees and approximately 16% operated by our company-owned offices. In 2010, approximately 17% of the tax returns prepared by our network were generated in Wal-Mart store locations. While we have seen an increase in overall tax return volumes due to our expanded relationship with Walmart, performance has lagged relative to our expectations as the absence of RAL product negatively impacted performance. We are continuing to work with Walmart to optimize our opportunity to operate in the 2011 tax year.

We initiated the offer of online tax preparation to the general public beginning in the 2010 tax season. The level of returns generated in this tax year were not material, but provided an opportunity to evaluate the offer for future periods.

Our franchisees and company-owned operations operate in defined geographic territories. We divide the country into approximately 5,200 specific territories. The average population of a territory is approximately 60,000. Approximately 1,800 of our territories, or 35%, remain available for sale to expand our network. We reevaluate the population size of available territories from time to time. We focus on selling new territories to high-quality franchisees already in our franchise system and to tax preparers or entrepreneurs new to our franchise system. We also seek to expand our network by increasing the number of offices operated in each territory. In 2010, the territories in which our network operated on average, 2.0 offices per territory.

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

Assisted Refunds. Assisted refunds are not loans. Assisted refunds are provided by third party financial institutions and offer the customer the ability to have their tax return preparation fees and other charges withheld directly from their tax refund. The customer’s tax refund is deposited by the taxing authority directly into a bank account established for this purpose by the financial institution and then disbursed to the customer net of fees.

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

We have contractual arrangements with certain financial institutions that offer, process and administer the various financial products available in Jackson Hewitt Tax Service locations. We provide the financial institutions with exclusive access to select offices and certain technology support. In fiscal 2009, we had 100% coverage for our RAL and Assisted Refund program with Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A. (“SBB&T/PCB”), providing the majority of these financial products to the Jackson Hewitt Tax Service offices and Republic Bank & Trust Company (“Republic”) providing the remainder. In December 2009, SBB&T/PCB informed us that they would not be in a position to originate RALs for the 2010 tax season based upon a directive received by them from their regulator. In January 2010, Santa Barbara Tax Products Group (“TPG”) acquired the tax products business from SBBT/PCB and we entered into an agreement with TPG whereby TPG would provide Assisted Refunds through Jackson Hewitt Tax Service offices during the 2010 tax season for approximately 50% of our Assisted Refund program. RALs were not available through TPG for the 2010 tax season. During the 2010 tax season, Republic provided approximately 50% of our RALs and Assisted Refunds programs compared to the prior year. Our contractual arrangement with Republic expires on October 31, 2012, subject to early termination rights by Republic and provides for their provision of RALs and Assisted Refunds for tax seasons 2011 and 2012 on similar terms and in similar amounts to the terms and amounts that existed for tax season 2010. We are currently seeking additional financial institutions and funding sources to provide RALs and Assisted Refunds for the 2011 tax season in an effort to secure a RAL and Assisted Refund program for our entire network. The regulatory landscape with respect to RALs remains uncertain and no assurance can be given with respect to the size, scope and economic terms of our financial product program for tax season 2011.

We also have a contractual arrangement with MetaBank, d/b/a Meta Payment Systems (“MetaBank”), who issues and manages our prepaid debit card program and provides line of credit products related to the card. We receive payment from MetaBank based on the achievement of certain levels of revenues and gross profits under the program. This contractual arrangement expires on October 31, 2011.

Franchise Operations

Our development over time has been largely attributable to the expansion of our franchise system. We seek to increase the number of franchised offices each year through the sale of new territories and by increasing the number of locations in existing territories. The number of new territories sold has declined over the last few years given increased competition and lower return performance. The franchise model has an inherently higher profit margin than that of our company-owned offices, as our existing infrastructure permits additional franchise growth without significant additional fixed cost investment. In 2010, 14% of our franchisees each earned more than $1.0 million in revenues.

Historically, approximately three-fourths of our sales of territories have been sold to existing franchisees. In 2010, approximately 77% of our sales of territories were sold to our existing franchisees and the remaining territories were sold to new franchisees. The increase in territory sales as compared to prior year primarily resulted from sales related to our Walmart expansion activities, and have been completed under a special lower cost incentive program. We recruit new franchisees through a number of sources, including advertising in select publications that target entrepreneurs who are interested in new franchise opportunities.

Historically we have provided financial support to convert independent tax practices to the Jackson Hewitt brand as either a new franchisee or through the acquisition of the independent tax practice by an existing franchisee (“Conversion”) as well as provided financing and/or other incentives to support franchisees in new office growth. We will continue to provide these programs from time to time but expect such programs to be more limited in the current environment.

The Franchise Agreement. Under the terms of our franchise agreement, each franchisee receives the right to operate a tax return preparation business under the Jackson Hewitt Tax Service brand within a designated geographic area. Franchisees are required to utilize our proprietary tax return preparation ProFiler software and other proprietary operating methods and procedures in the operation of their business. Our current franchise agreement requires franchisees to pay us royalties equal to 15% of their revenues (the royalty is 12% for most territories sold before mid-year 2000) and marketing and advertising fees equal to 6% of their revenues. We also charge franchisees a $2.00 fee for each tax return that they file electronically with the IRS. The term of our standard franchise agreement is 10 years. Approximately 25% of our existing franchise agreements are up for renewal by the end of calendar year 2010.

In fiscal 2010, we and representatives of our franchise community have made significant progress on the development of a new form of franchise agreement. We expect certain terms of the current franchise agreement to change under the new form of franchise agreement, including certain economic terms and operating requirements. We intend to offer all franchisees the opportunity to execute this new form of franchisee agreement. The more difficult operating circumstances in fiscal 2010, including the absence of the RAL in certain markets, may impact the success of our franchise agreement renewal program and there can be no assurance regarding the number of franchise agreements that will be renewed.

Franchisee Support. We provide our franchisees with services, including training, administrative support, access to our proprietary ProFiler tax return preparation software, financial products, toll-free tax preparer and ProFiler support service and a dedicated field staff to advise and monitor their business. We also provide our franchisees assistance with marketing programs and information based on our market research. We offer initial training courses for new franchisees as well as more advanced training for more experienced operators and their staff. Throughout the year, we offer numerous workshops that address such topics as how to train tax return preparers, tax law updates, territory development, recruiting and staffing, ethics and fraud, new product updates and local advertising. Additionally, we provide each franchisee with field support to aid in site selection, territory market analysis and the creation of annual operating plans for their businesses. We also provide access to a staff at our corporate headquarters who are available to provide information on program updates, upcoming events and overall general support.

Company-Owned Offices

In 2010, we operated company-owned offices in 32 markets. Tax returns prepared by our company-owned offices represented 14% of the total number of tax returns prepared by our network in 2010. While we focus primarily on organic growth through the opening of new company-owned offices within existing territories over time, principally in 2010 through expansion of Walmart locations, we also continue to pursue selective acquisition opportunities for our company-owned office segment.

Marketing and Advertising

Franchisees are required to pay us marketing and advertising fees equal to 6% of their revenues which we use to fund our marketing efforts. These fees are utilized in connection with our national, regional and local marketing efforts which are designed to increase brand awareness and attract both early season and late season customers. In 2010, specific marketing efforts were designed in connection with our exclusive partnership with Wal-Mart to attract customers into these locations. Our advertising programs target early season and late season filers through network television advertisements, direct mail marketing and promotions.

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

SEASONALITY

The tax return preparation business is highly seasonal, and we historically generate substantially all of our revenues during the period from January 1 through April 30. In 2010, we earned 94% of our revenues during this period. We generally operate at a loss during the period from May 1 through December 31, during which we incur costs associated with preparing for the upcoming tax season.

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

EMPLOYEES

As of April 30, 2010, we employed 305 full-time employees, consisting of 106 employees at our corporate headquarters located in Parsippany, New Jersey, 112 employees at our technology facility located in Sarasota, Florida, 66 employees at our company-owned offices and 21 other employees. In addition, our company-owned offices employed approximately 5,700 seasonal employees primarily from January through April 2010.

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

Newly enacted regulations passed in response to industry demand for higher professional standards under I.R.C. Code Section 6109 require all compensated tax return preparers and those who assist in preparing all or substantially all of a tax return after December 31, 2010 to pass a tax preparer examination and apply for a Personal Tax Identification number (PTIN), which is to be used as the sole identification number for any tax returns prepared by a tax return preparer. The new regulations require that the tax return preparer register their PTIN with the IRS. As part of the registration process the tax return preparer will be subject to a registration fee and have a limited background check performed. The registration must occur before the tax return preparer can participate in the preparation of tax returns for the upcoming filing season beginning in January 2011. Additionally, the new regulations require that all individual tax return preparers receive a minimum of 15 hours of continuing professional education (“CPE”) each year including ethics and current year tax law update beginning in 2011. Attorneys, certified public accountants and enrolled agents who are active and in good standing with their respective licensing agencies are exempt from the competency test and CPE requirements. All tax return preparers will be required to renew the registration of their PTIN every three years, be subject to a renewal fee, a tax compliance check and must self-certify that they have completed the CPE requirements for the prior three years.

The availability, content, timing and other details of the tax preparer examination are still under development by the IRS. All preparers not registered by December 31, 2010 will have to take the examination when it becomes available with some transitional latitude afforded to tax preparers registering after January 1, 2011. The Company believes that its existing programs for educating, training, and testing to become a Jackson Hewitt tax preparer will position the Company well to comply with these new industry-wide standards. The Company is collaborating with the IRS in connection with the new rules and their administration.

With certain exceptions, the IRS prohibits the use or disclosure by tax preparers of income tax return information without the prior written consent of the taxpayer. The IRS may continue to consider further regulations concerning disclosures or uses of tax return information.

In addition, the Gramm-Leach-Bliley Act and related Federal Trade Commission (“FTC”) regulations require income tax return preparers to adopt and disclose customer privacy policies and provide customers a reasonable opportunity to opt-out of having personal information disclosed to unaffiliated third parties for marketing purposes. Some states have adopted or proposed stricter opt-in requirements in connection with use or disclosure of consumer information. Federal and state law also requires us to safeguard the privacy and security of our customers’ data, including financial information to prevent the compromise of breach of our security that would result in the release of our customers’ data.

Financial Product Regulation: Federal and state statutes and regulations govern the facilitation of RALs and other financial products. These laws require us, among other things, to provide specific RAL disclosures and advertise RALs in a certain manner. In addition, we are subject to federal and state laws that prohibit deceptive claims and require that our marketing practices are fair and not misleading. Federal law also limits the annual percentage rate on loans for active duty service members and their dependents. In December, 2009, the IRS announced that it would convene a working group to review refund settlement products, including RALs. The IRS stated that part of this review will include analyzing opportunities to improve refund delivery options. The IRS will also assess the effectiveness of its provision of the debt indicator on reduction of costs and improvements in its service to tax payers. In 2010 the working group was convened and comprised of interested parties, including banking regulators. No decision or guidance has yet to be provided by the IRS although we expect the IRS to provide such guidance in advance of the 2011 tax season. The IRS’ decision could have an adverse impact on the RAL market or the revenues we earn under our agreements with financial product providers. There are also many states that have statutes regulating, through licensing and other requirements, the activities of brokering loans and offering credit repair services to consumers, as well as local usury laws which could be applicable to our business in certain circumstances. From time to time, we receive inquiries from various state regulators regarding our and our franchisees’ facilitation of RALs and other financial products. We have in certain states paid fines, penalties and other payments, as well as agreed to injunctive relief, in connection with resolving these types of inquiries.

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

On September 29, 2009 we submitted, without qualification, the annual CEO certification to the New York Stock Exchange (“NYSE”) as required by Section 303A.12(a) of the NYSE Listed Company Manual. In addition, we included the certifications of the CEO and the CFO of Jackson Hewitt required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of Jackson Hewitt’s public disclosure, in this Annual Report on Form 10-K as Exhibits 31.1 and 31.2.

ITEM 1A.	RISK FACTORS.

We may not be able to execute on our strategic plan and reverse our declining profitability.

The key driver of our business is the number of tax returns prepared by our system. In each of our last three fiscal years, the number of tax returns prepared by our system declined as compared to the prior fiscal year and our profitability has declined in each of the last three fiscal years accordingly. The factors contributing to the decline in fiscal 2010, include the loss of 50% of our RAL program as compared to the prior tax season, a continuing soft economy and related high unemployment, and increased competition, both from other Electronic Return Originators (“EROs”), including the growth in independent EROs, as well as from Online tax services. If we are not able to execute on our strategic plan to attract and retain customers and increase the number of tax returns prepared by our system, our revenues and profits will likely continue to decline. Our failure to reverse the decreasing number of tax returns being prepared by our system and the associated decline in our profitability will also likely discourage our franchisees from expanding their business within our network or may discourage franchisees from renewing their franchise agreements with us and discourage new franchisees from entering our network, each of which could have a material adverse effect on our business, financial condition and results of operations. Our failure to maintain a RAL program throughout our entire system, on economic terms acceptable to us will have a material adverse effect on our business, financial condition and results of operations.

We may not be able to improve our distribution system.

Building a stronger distribution system is necessary to drive the growth of our business by maximizing the performance of the locations that we already possess and expanding our existing network. We have entered into an agreement with Wal-Mart pursuant to which we were granted the exclusive right to provide tax preparation services within Wal-Mart stores through the 2011 tax season. This arrangement afforded us the opportunity to add a significant number of new, incremental Wal-Mart locations to our overall distribution network for the 2010 tax season. If in the 2011 tax season we are unsuccessful in having our operators offer services in these locations or too many of these locations are operated by our company-owned operations our revenues and our profitability could decline. If our agreement with Wal-Mart is not extended beyond the 2011 tax season, or is otherwise terminated, our distribution network would be severely impacted which could have a material adverse effect on our business, financial condition and results of operations. In addition, our strategy for selling new territories and expanding our alliance and partnership activities may not succeed, causing our revenues or profitability to decline.

Federal and state legislators and regulators have increasingly taken an active role in regulating financial products such as RALs, and the continuation of this trend could impede or prevent our ability to facilitate these financial products and reduce demand for our services and harm our business or otherwise impact the revenue we earn under our agreements with financial product providers.

From time to time, government officials at the federal and state levels introduce and enact legislation and regulations proposing to regulate or prevent the facilitation of RALs and other financial products. Certain of the proposed legislation and regulations could, if adopted, increase costs or decrease revenues to us, our franchisees and the financial institutions that provide our financial products, or could negatively impact or eliminate the ability of financial institutions to provide RALs and other financial products through tax return preparation offices, which could have a material adverse effect on our business, financial condition and results of operations.

The financial institutions that provide financial products such as RALs to our customers are subject to significant regulation and oversight by federal and state regulators, including banking regulators and several providers have exited the market. On December 18, 2009, SBBT/PCB, received a directive from the Office of the Comptroller of the Currency (“OCC”) that it may not originate, purchase or hold RALs during the 2010 tax season. In addition, Republic has publicly reported that its regulator is interested in discussing the future viability of its RAL business. Increased regulatory oversight of the financial institutions that provide RALs could result in additional providers of RALs exiting the market or otherwise limit new entrants into the market, making it more difficult for us to find suitable partners to provide RALs for our entire system on terms acceptable to us or it may otherwise impact the economics we receive from financial institutions, which could cause our revenues or profitability to decline. In December 2009, the IRS announced that it would convene a working group to review refund settlement products, including RALs. The IRS stated that part of this review will include analyzing opportunities to improve refund delivery options. The IRS will also assess the effectiveness of its provision of the debt indicator on reduction of costs and improvements in its service to tax payers. In 2010 the working group was convened and comprised of interested parties, including banking regulators. No decision or guidance has yet to be provided by the IRS although we expect the IRS to provide such guidance in advance of the 2011 tax season. In addition, the OCC has issued more stringent compliance guidelines for federally chartered banks to follow in connection with their origination of RALs. It is not yet known if additional guidelines or rules will be adopted or how these current guidelines will impact the provision of RALs for the 2011 tax season. In an addition, the financial regulatory reform bill currently under consideration by Congress could also impact how RALs are provided in the marketplace. Our continued inability to arrange for a RAL program for our entire system or an adverse change in the revenue we derive from our agreements with financial product providers will have a material adverse effect on our business, financial condition and results of operations. In addition, if the RAL product is unavailable in the marketplace or unavailable across the Company’s entire network but available to the customers of our competitors, it would have a material adverse effect on our business, financial condition and results of operations.

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

Our customers’ inability to obtain financial products through our tax return preparation offices could cause the demand for our tax return preparation services to be reduced, causing our revenues or profitability to decline. We also may be required to change business practices which could alter the way RALs and other financial products are facilitated which could cause our revenues or profitability to decline.

Our operating results depend on the success and growth of our franchise system.

The success and growth of our franchise system depends on our maintaining a satisfactory working relationship with our existing franchisees and attracting new franchisees to our network. Poor performance and the more difficult financial position that results from such poor performance, our inability to provide financial products and lawsuits and other disputes with our franchisees, could discourage our franchisees from expanding their business within our network or from renewing their existing franchise agreements or lead to negative publicity which could discourage new franchisees from entering our network, and could have a material adverse effect on our business, financial condition and results of operations. In addition, our franchisees’ poor performance this past tax season has resulted in a weakening of their financial stability, and in some cases viability, which could result in an increase in franchisee attrition. The failure to grow our network or a loss of a significant number of franchisees could have a material adverse effect on our business, financial condition and results of operations.

In 1999 and 2000, we offered our franchisees the opportunity to renew their franchise relationship with us before their franchise agreement expired. In these early renewal programs, 93% of our franchisees entered into a new franchise agreement for a new 10-year term, and, as a result, approximately a quarter of our existing franchise agreements come up for renewal by the end of calendar year 2010. Our inability to renew a significant portion of these franchise agreements on terms satisfactory to our franchisees and us could have a material adverse effect on our business, financial condition and results of operations.

We are required by federal law and the laws of various states to furnish a franchise disclosure documents to prospective franchisees considering the purchase of a franchise. In addition, in certain states we are required to be registered in order to sell franchises. As part of the registration process, the state agencies responsible for issuing registrations undertake a thorough review of our franchise disclosure document. Based on the required disclosures regarding our financial condition, these agencies may, in their discretion, impose certain conditions and requirements on our ability to sell franchises, which could make it more difficult, costly or complicated to sell franchises and attract franchisees to our franchise system.

Our business is dependent upon our customers’ ability to obtain financial products through our offices.

Our tax return preparation business is dependent on our customers’ ability to obtain financial products through our offices. However, the financial products we facilitate are specialized financial products and relatively few financial institutions offer them. In addition, the financial institutions that provide these financial products to our customers are also subject to increased regulatory oversight by federal and state regulators, including banking regulators. Our inability to enter agreements with financial product providers to make financial products available through our entire network on terms acceptable to us would have a material adverse effect on our business, financial condition and results of operations.

We currently have a contractual arrangements with Republic for the 2011 tax season with similar terms as the 2010 tax season, however these agreements provide Republic with certain termination rights. Actual or potential regulatory changes as to how financial products are permitted to be provided, including fees charged as well as the level of demand for these products by our customers could result in the financial product providers seeking to amend the agreements on terms which may not be favorable to us or seek to terminate the agreements, either would have a material adverse effect on our business, financial condition and results of operations.

Disruptions in our relationship with Wal-Mart or other large retailers and shopping malls could negatively affect our growth and profitability.

The failure to successfully execute our operating plan under our agreement with Wal-Mart for the 2011 tax season, the termination of this agreement or our inability to extend the agreement on terms satisfactory to us could have a material adverse effect on our business, financial condition and results of operations. The Wal-Mart agreement provides Wal-Mart with several early termination rights, including in the event we receive a notice of default by our creditors under our credit facility. The termination of the Wal-Mart agreement by Wal-Mart could have a material adverse effect on our business, financial condition and results of operations. We also have offices in other retail-partner locations, typically retail stores and shopping malls. In the event we are unable to negotiate favorable agreements with these or comparable retailers or shopping malls or they close a significant number of stores, especially immediately prior to or during the tax season, or our operators are unsuccessful in opening these locations, it could cause our revenues or profitability to decline.

Our credit facility contains restrictive covenants and other requirements that may limit our business flexibility by imposing operating and financial restrictions on our operations.

The agreement governing our credit facility imposes operating and financial restrictions on us, including restrictive covenants that will require us to achieve minimum adjusted EBITDA levels and satisfy certain financial condition tests. In addition, our credit facility contains various customary restrictive covenants that limit our ability to, among other things, (i) incur additional indebtedness or guarantees, (ii) create liens or other encumbrances on our property, (iii) enter into a merger or similar transaction, (iv) sell or transfer property except in the ordinary course of business and (v) make acquisitions. Our credit facility also prohibits us from paying dividends and repurchasing shares of our common stock. We are also required to make certain mandatory payments on the amortizing term loan portion of the credit facility in April 2011 and to prepay 50% of Excess Cash Flow (as defined in the amended credit facility), if any, for fiscal year 2011. Our most recent amendment to our credit facility also includes additional events of default, including (i) adverse regulatory pronouncements with respect to RALs, (ii) our inability to secure RAL coverage for our entire network, (iii) failure to deliver a business plan acceptable to our lenders and (iv) termination of our agreement with Walmart. Our ability to comply with the covenants, tests or mandatory payments in our credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions or our ability to make financial products available to our customers. A breach of any of these covenants, tests or mandatory payments could result in a default under our credit facility. In addition, these covenants may prevent us from incurring additional indebtedness to expand our operations and execute our business strategy, including making acquisitions. In addition, events or circumstances may occur or we may not be able to perform in a required manner that will result in an event of default under the credit agreement.

Our common stock could be delisted from the NYSE.

The listing of our common stock on the New York Stock Exchange, or NYSE, is subject to compliance with NYSE’s continued listing standards, including that the average global market capitalization of our common stock over a consecutive 30 trading-day period cannot be less than $50,000,000 and, at the same time, total stockholders’ equity cannot be less than $50,000,000. On June 21, 2010, we were notified by the New York Stock Exchange (the “NYSE”) that we had fallen below these continued listing standards. On June 24, 2010 we issued a press release stating that we will submit a plan within 45 days from the receipt of the NYSE notice that demonstrates our ability to regain compliance within 18 months. Upon receipt of our plan, the NYSE has 45 calendar days to review and determine whether we have made a reasonable demonstration of our ability to come into conformity with the relevant standards within the 18-month period. The NYSE will either accept the plan, at which time we will be subject to ongoing monitoring for compliance with this plan, or the NYSE will not accept the plan and we will be subject to suspension and delisting proceedings. If our plan is accepted by the NYSE, during the 18-month cure period, our shares will continue to be listed and traded on the NYSE, subject to our compliance with other NYSE continued listing standards. Failure to maintain an average closing price of our stock above $1.00 per share over a consecutive 30 day trading period would trigger a further compliance notification by the NYSE with a potential six month cure period. The NYSE can also, in its discretion, discontinue listing a company’s common stock pursuant to various other factors, including that the most recent independent public accountant’s opinion on the financial statements contains a qualified opinion or unqualified opinion with a “going concern” emphasis or the company is unable to meet current debt obligations or to adequately finance operations. If the NYSE were to delist our common stock, either as a result of our inability to come into compliance with the global market capitalization and total stockholders’ equity continued listing standards noted above or our failure to satisfy other continued listing requirements, it likely would result in a significant decline in the trading price, trading volume and liquidity of our common stock. We also expect that the suspension and delisting of our common stock would lead to decreases in analyst coverage and market-making activity relating to our common stock, as well as reduced information about trading prices and volume. As a result, it could become significantly more difficult for our shareholders to sell their shares of our common stock at prices comparable to those in effect prior to delisting or at all.

Our independent registered public accounting firm has concluded that substantial doubt exists about our ability to continue as a going concern.

Our consolidated financial statements as of April 30, 2010 and 2009 and for the three years in the period ended April 30, 2010 were prepared on a “going concern” basis; however, our independent public accounting firm, Deloitte & Touche, concluded in its report dated July 13, 2010 regarding those financial statements, that the uncertainty regarding our ability to have sufficient funding to meet our obligations raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent principally on our ability to maintain access to funding under our April 2010 Amended and Restated Credit Agreement. If we are not able to address these requirements, then our ability to continue operations will be materially adversely affected and we may voluntarily seek, or be forced to seek, protection under the U.S. Bankruptcy Code or be forced into liquidation or to substantially restructure or alter our business operations and/or debt obligations. In addition, due to any or all of the reasons discussed above, we may cease to continue as a going concern.

Our primarily fixed cost structure may impact our profitability.

We have a primarily fixed cost structure that anticipates a certain level of tax return volume. While we have taken certain steps to reduce our cost structure to be more in line with current tax return volume, including decreasing the cost structure of our company-owned stores, increasing the cost efficiency and quality of our third party relationships in delivering technology solutions and improving overall organizational productivity, continued efforts to reduce or maintain our cost structure may not succeed, causing our margins and profitability to decline.

We may be unable to attract and retain key personnel.

Our continued success depends largely on the efforts and abilities of our executive officers and other key employees. Competition for executive, managerial and skilled personnel in our industry remains intense. We may experience increased compensation costs in order to attract and retain executives, managers and other skilled employees. We may not be able to retain our existing management, fill new positions or vacancies or attract or retain the management and personnel necessary to operate our business effectively. Although efforts have been made to retain key personnel, including the implementation of a special incentive plan retention bonus, we may not be able to continue to retain key personnel or otherwise attract new personnel which would cause our business to suffer.

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

Our success depends on our franchisees and the manner in which they operate and develop their offices. However, our ability to control the operations of our franchisees is limited because their businesses are independently owned and operated. Franchisees retain control over the employment and management of all personnel, including the large number of seasonal employees required during the tax season. Although we can exercise control over our franchisees and their operations to a certain extent under the terms of our franchise agreements to, among other things, maintain signage and equipment, standardize operating procedures, approve suppliers, distributors and products, protect the goodwill of our intellectual property and require compliance with law and our compliance standards, the quality of their operations may be diminished by any number of factors beyond our control. Consequently, our franchisees may not operate their offices in a manner consistent with our philosophy and standards or may not increase the level of revenues generated compared to prior tax seasons. While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreements, and even though we have implemented thorough compliance and monitoring functions, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer, causing our revenues or profitability to decline.

We may be held responsible by third parties, regulators or courts for the actions of, or failures to act by, our franchisees or their employees, which exposes us to possible fines, other liabilities and negative publicity.

Our agreements with our franchisees require that they understand and comply with all laws and regulations applicable to their businesses. Although our franchisees are independently owned and operated and have a significant amount of flexibility in running their operations, third parties, regulators or courts may seek to hold us responsible for the actions or failures to act by our franchisees or their employees. See “Item 3—Legal

Proceedings.” In addition, we are parties to agreements with retailers, such as Wal-Mart, and, to a certain extent, financial institutions that provide financial products to our customers, under which we may, in certain circumstances, indemnify third parties for our and our franchisees’ failure to perform obligations and/or comply with laws and regulations applicable to us or them. There are also occasions when our and our franchisees’ activities are not perceived to be distinguishable, and we may be held liable for the activities of our franchisees or their employees. In addition, litigation is time-consuming and expensive to defend and could result in the diversion of our time and resources. Failure to comply with laws and regulations by our franchisees may expose us to possible fines, other liabilities, lawsuits and negative publicity which could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in the law that result in increased regulation of tax preparers could make it more difficult to find qualified tax preparers and could harm our business.

From time to time, the federal government and various states consider regulations regarding the education, testing, licensing, certification and registration of tax preparers. The IRS is implementing new requirements for tax preparer registration and training for all compensated tax preparers and those who assist in preparing all or substantially all of a tax return after December 31, 2010. These new regulations could impact our ability to find an adequate number of tax preparers to meet the demands of our customers and impose additional costs on us and our franchisees to train tax preparers, which could cause our revenues and profitability to decline.

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

Defending litigation consumes the time of our management and is expensive. In addition, litigation is unpredictable and we may not prevail even in cases where we strongly believe a plaintiff’s case has no valid claims. If we do not prevail in litigation we may be required to pay substantial monetary damages or alter our business operations. Regardless of the outcome, litigation is expensive and consumes the time of our management and may ultimately reduce our income. See “Item 3—Legal Proceedings.”

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

Our revenues are heavily influenced by brand marketing and advertising. If our marketing and advertising programs are unsuccessful in the future, we may fail to retain existing customers and attract new customers which could result in a decline in our revenues or profitability. Moreover, because franchisees contribute to our marketing fund based on a percentage of their gross sales, our marketing fund expenditures are dependent upon sales volumes of our franchisees. If these sales continue to decline, as occurred during the last three tax seasons, there will be a reduced amount available for our marketing and advertising programs.

The support of our franchisees is critical for the success of our marketing programs and any new strategic initiatives we seek to undertake. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we need the active support of our franchisees if the implementation of our marketing programs and strategic initiatives is to be successful. Although certain actions are required of our franchisees under the franchise agreements, there can be no assurance that our franchisees will continue to support our marketing programs and strategic initiatives. The failure of our franchisees to support our marketing programs and strategic initiatives would adversely affect our ability to implement our business strategy and could have a material adverse effect on our business, financial condition and results of operations.

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

Our certificate of incorporation and by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, the elimination of stockholder action by written consent, advance notice for raising business or making nominations at meetings and “blank check” preferred stock. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, as our board of directors may determine are appropriate, including rights to dividends and proceeds in a liquidation that are senior to the common stock. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock.

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

Goodwill and other intangible assets impairment charges can cause significant fluctuation in our net income.

We evaluate the carrying value of goodwill and other intangible assets for recoverability at least annually in our fourth fiscal quarter. We update the test between annual periods when an event occurs or if circumstances change that would more likely than not reduce the fair value of our Franchise Operations or Company-owned Office Operations below their carrying value. Due to the loss of approximately 50% of our RAL program in the third quarter of fiscal 2010, we concluded that a goodwill triggering event had occurred and recorded a pre-tax goodwill impairment charge of $274.1 million. If we continue to experience further declines in our results from these and other factors, we may incur impairment charges related to the remaining value of goodwill and other intangibles and to such amounts arising out of future acquisitions. Any additional impairment of the value of our goodwill and other intangible assets could have a significant negative impact on our future operating results.

The credit market crisis may adversely affect our business and financial performance.

The credit markets have been experiencing unprecedented volatility and disruption causing many lenders and institutional investors to cease providing funding to even the most credit worthy borrowers or to other financial institutions. The credit crisis could limit the ability of our financial partners’ to fund, securitize or sell the financial products that are made available to our customers through our offices. The disruptions in the credit markets may also require us to take efforts to support our financial partners as we did in agreeing to make payments to MetaBank to offset loan losses significantly in excess of MetaBank’s projected losses it incurs related to one of the line of credit products it provides. If the credit crisis prevents our financial partners from providing financial products to our customers, limits the financial products offered or results in us having to incur further financial obligations to support our financial partners, our revenues or profitability could decline. The cost and availability of funds has also adversely impacted our franchisees ability to grow and operate their businesses which could continue to cause our revenues or profitability to decline. In addition, continued disruptions in the credit markets could adversely affect our ability to sell territories to new or existing franchisees, causing our revenues or profitability to decline. Continued disruptions in the credit market could also negatively impact the ability of our lending syndicate to make funds available to us under our credit facility, or prevent us from successfully amending our credit facility on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. The terms of any amendment to our credit facility could result in an increased cost of borrowing, a reduction in the amount of credit available under the facility and further restrictions on the operation of our business, included making dividend payments, each of which could have a material adverse effect on our business, financial condition and results of operations.

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

Legal Proceedings

On September 26, 2006, Willie Brown brought a purported class action complaint against the Company in the Ohio Court of Common Pleas, Cuyahoga County, on behalf of Ohio customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Ohio’s Credit Services Organization Act, and for alleged unfair and deceptive acts in violation of Ohio’s Consumer Sales Practices Act, and seeking damages and injunctive relief. On November 10, 2008, the Company filed a motion to dismiss, or alternatively, to stay proceedings and to compel arbitration. On May 5, 2009, the Court granted the Company’s motion to stay proceedings and to compel individual arbitration of Plaintiff’s claims, and denied the Company’s motion to dismiss. On October 1, 2009, Plaintiff filed an appeal in the Court of Appeals for the Eighth Appellate District, Cuyahoga County, seeking reversal of the lower Court’s order. On June 7, 2010, the parties settled the matter on an individual basis for a de minimis amount, agreed to dismiss the matter with prejudice, and without any admission of liability or wrongdoing filed a settlement stipulation with the Court of Appeals. On June 9, 2010, the Court dismissed Plaintiff’s appeal pursuant to the settlement stipulation.

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

On April 20, 2007, Brent Wooley brought a purported class action complaint against the Company and certain unknown franchisees in the United States District Court, Northern District of Illinois. The complaint, which was subsequently amended, was brought on behalf of customers who obtained tax return preparation services that allegedly included false deductions without support by the customer that resulted in penalties being assessed by the IRS against the taxpayer for violations of the Illinois Consumer Fraud and Deceptive Practices Act, and the Racketeering and Corrupt Organizations Act, and alleging unjust enrichment and breach of contract, seeking compensatory and punitive damages, restitution, and attorneys’ fees. The alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act relate to representations regarding tax return preparation, Basic Guarantee and Gold Guarantee coverage and denial of Gold Guarantee claims. Following dispositive motions, on December 24, 2008, the Company answered Plaintiff’s fourth amended complaint with respect to the remaining breach of contract claim. On January 29, 2010, Plaintiffs filed a Fifth Amended Complaint. On February 12, 2010, the Company Answered the Fifth Amended Complaint. On April 14, 2010, Plaintiffs filed a motion for class certification. The Company opposed that motion. A decision by the Court is currently pending. The case is in its pretrial stage. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On January 17, 2008, an attorney with the New York State Division of Human Rights (the “Division”) filed with the Division a Division-initiated administrative complaint against the Company for allegedly marketing loan products to individuals in New York based on their race and military status in violation of New York State’s Human Rights Law, and seeking injunctive and other relief. On February 19, 2008, the Company filed a response to the complaint with the Division. On June 30, 2008, the Division issued a determination of probable cause on the matter and determined that it had jurisdiction. The matter will be set for an administrative hearing. The Company believes that no jurisdiction exists, that it has meritorious defenses and is contesting this matter vigorously. On October 15, 2008, the Company filed a Complaint in the United States District Court, Southern District of New York against the Commissioner of the Division for injunctive and declaratory relief. On October 20, 2008, the Company filed a motion for a preliminary injunction against the Commissioner of the Division to prevent the Division from proceeding with its administrative complaint. At the request of the Division, the parties had entered into a number of stipulations to extend the Division’s response date to the Complaint until August 10, 2009 while maintaining the status quo in the administrative complaint process to permit the parties to engage in further discussions regarding these matters. Due to these ongoing discussions, on June 25, 2009, at the request of the Court, the Company agreed to withdraw its motion for a preliminary injunction without prejudice and with the understanding that the Company could refile its motion at a future date. On August 11, 2009, the Division filed a motion to dismiss the Complaint. On October 6, 2009, the Company filed a motion for summary judgment, and opposed the Division’s motion to dismiss. The parties have submitted a stipulation to the Court that provides for maintaining the status quo with respect to the administrative proceeding. Oral argument was held on June 16, 2010. A decision by the Court is currently pending. The Company is contesting this matter vigorously.

On February 8, 2008, H&R Block Tax Services, Inc. brought a patent infringement action against the Company in the U.S. District Court for the Eastern District of Texas alleging infringement of two patents (‘862 and ‘829) relating to issuing spending vehicles to an individual in exchange for the assignment of at least a portion of a payment that the individual is entitled to receive from a governmental agency, and seeking damages and injunctive relief. On April 3, 2008, the Company filed an answer denying infringement and asserting counterclaims of non-infringement and invalidity. On November 14, 2008, Plaintiff moved for leave to amend the action alleging infringement of a third patent (‘425) relating to providing a loan to a taxpayer prior to the end of the current year, the loan amount being based on the taxpayer’s estimated tax refund amount for such year. On December 23, 2008, the Court granted Plaintiff’s motion for leave to amend. On January 12, 2009, the Company answered the amended complaint denying infringement and asserting counterclaims of non-infringement and invalidity. On March 13, 2009, the Company filed a motion for summary judgment of invalidity of all asserted patent claims based on unpatentable subject matter. On August 28, 2009, the Company filed a motion for summary judgment of indefiniteness of certain of the asserted patent claims. On October 1, 2009, oral argument on the indefiniteness motion took place in connection with the claim construction (“Markman”) hearing. On November 10, 2009, the Magistrate Judge issued a Report and Recommendation that the Court hold all asserted claims of the ‘862 and ‘425 patents invalid and, in the alternative, indefinite. A decision by the District Judge on the Magistrate’s Recommendation is currently pending. On December 7, 2009, the parties filed a joint motion to stay the proceeding pending the United States Supreme Court’s decision in In re Bilski. On December 8, 2009, the Magistrate Judge issued the Court’s claim construction order. On December 10, 2009, the Court issued an order granting the parties’ joint motion to stay the proceedings. On June 28, 2010 the Supreme Court of the United States issued its opinion in In re Bilski affirming the holding of the Court of Appeals for the Federal Circuit. On June 28, 2010 the parties filed a Joint Notice and Request for Status Conference. On June 29, 2010, the Court filed a Notice of Hearing, scheduling a status conference for July 13, 2010. The Company believes it has meritorious defenses and is contesting this matter vigorously.

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

On April 14, 2009, Quiana Norris brought a purported class action complaint against the Company in the Superior Court of Indiana, Marion County, on behalf of Indiana customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Indiana’s Credit Services Organization Act, and seeking damages and injunctive relief. On May 1, 2009, the Company filed a notice removing the complaint to the United States District Court for the Southern District of Indiana. On June 8, 2009 the Company filed a motion to dismiss. On December 7, 2009, the Court granted the Company’s motion to dismiss in all respects, dismissing the Plaintiff’s complaint. On January 18, 2010, Plaintiff filed a First Amended Complaint. On February 4, 2010, the Company filed a motion to dismiss the First Amended Complaint. On June 28, 2010, the Court granted the Company’s motion to dismiss in all respects, dismissing the Plaintiff’s First Amended Complaint with prejudice. Plaintiff has the right to appeal. If Plaintiff appeals the Court’s decision, the Company will continue to contest this matter vigorously.

On April 29, 2009, Sherita Fugate brought a purported class action complaint against the Company in the Circuit Court of Missouri, Jackson County, on behalf of Missouri customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Missouri’s Credit Services Organization Act, for an alleged violation of Missouri’s Merchandising Practices Act, and seeking damages and injunctive relief. On May 29, 2009, the Company filed a motion to dismiss. On March 10, 2010, the Court granted the Company’s motion to dismiss in all respects, dismissing the Plaintiff’s complaint. On April 13, 2010, Plaintiff filed a notice of appeal. The Company believes it has meritorious arguments in opposing this appeal and will continue to contest this matter vigorously.

On September 2, 2009, Nancee Thomas brought a purported class action complaint against the Company in the Ohio Court of Common Pleas, Cuyahoga County, on behalf of Ohio customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Ohio’s Credit Services Organization Act, and seeking damages and injunctive relief. On October 15, 2009, the Company filed a motion to dismiss. On December 8, 2009, Plaintiffs filed a First Amended Complaint adding Paul Thomas as an additional plaintiff. On March 25, 2010, the Court granted the Company’s motion to dismiss. On April 23, 2010, Plaintiff filed a notice of appeal. The Company believes it has meritorious arguments in opposing the appeal and will continue to contest this matter vigorously.

On April 29, 2010, Cecile Carriere brought a purported class action complaint against the Company in the 22nd District Court for the Parish of St. Tammany, Louisiana, on behalf of Louisiana customers who obtained RALs and other loans facilitated by the Company, for an alleged failure to comply with Louisiana loan broker statutes, for rescission, payment of a thing not owed, and seeking damages and injunctive and declaratory relief.

On June 9, 2010, the Company removed the matter to the United States District Court for the Eastern District of Louisiana. On June 16, 2010, the Company filed a motion to dismiss. The Company believes it has meritorious defenses and will continue to contest this matter vigorously.

On January 24, 2007, Ellen and Frank Kaman brought an action against the Company, Daniel Prewett (“Prewett”), and J.H. Investment Services, Inc. (“J.H. Investment”) in the Circuit Court for Sarasota County, Florida. Plaintiffs’ Third Amended Complaint alleges actual agency, apparent agency and negligence against the Company alleging that the Company allowed J.H. Investment to utilize the Company’s name in a manner that caused Plaintiffs to believe that J.H. Investment was acting as the Company’s actual or apparent agent. On August 11, 2009, the Company filed a motion for summary judgment. On October 7, 2009, the Court granted the Company’s motion for summary judgment on Plaintiff’s actual agency count and denied the Company’s motion for the apparent agency and negligence counts. The case was tried before a jury from February 1, 2010 to February 10, 2010. The jury found the Company liable to Plaintiffs based on apparent agency and negligence. The jury declined to award punitive damages. The Court established Plaintiffs’ compensatory damages at $575,000, and awarded an additional $264,332 in prejudgment interest. On April 16, 2010, the Company filed a notice of appeal in the Florida Second District Court of Appeals. The Company believes that it has meritorious arguments for its appeal, and will continue to contest this matter vigorously.

In addition to the Kaman matter, thirteen other matters relating to J.H. Investment in which the Company is a defendant are pending in Sarasota County, Florida. These thirteen other matters allege negligence, actual agency, apparent agency, constructive fraud, and breach of fiduciary duty against the Company, and assert damages of approximately $18,000,000 in the aggregate, in addition to seeking punitive damages. While any final results in the Kaman matter have no collateral estoppel effects on any of these matters, Court rulings on the Company’s appeal are likely to affect the timing of when, and the strength of how, these matters are advanced. The Company believes that it has meritorious defenses and is contesting these matters vigorously.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2010.

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

Fiscal 2010		High	Low
First Quarter:	May 1-July 31, 2009	$7.58	$3.55
Second Quarter:	August 1-October 31, 2009	$7.11	$4.27
Third Quarter:	November 1, 2009-January 31, 2010	$5.85	$2.68
Fourth Quarter:	February 1-April 30, 2010	$2.95	$1.46

Fiscal 2009		High	Low
First Quarter:	May 1-July 31, 2008	$15.65	$11.82
Second Quarter:	August 1-October 31, 2008	$17.83	$10.56
Third Quarter:	November 1, 2008-January 31, 2009	$16.70	$9.52
Fourth Quarter:	February 1-April 30, 2009	$13.76	$2.80

On June 21, 2010, we were notified by the NYSE that we had fallen below compliance with the NYSE continued listing standards. We are considered below the criteria established by the NYSE for continued listing standards because our average global equity market capitalization fell below $50 million on a trailing 30 consecutive trading-day period, and because our stockholders’ equity was below $50 million in our Form 10-Q for the period ended January 31, 2010.

We notified the NYSE that we will submit a plan within 45 days from the receipt of the NYSE notice that demonstrates our ability to regain compliance within 18 months. Upon receipt of the plan, the NYSE has 45 calendar days to review and determine whether we have made a reasonable demonstration of our ability to come into conformity with the relevant standards within the 18-month period. The NYSE will either accept the plan, at which time we will be subject to ongoing monitoring for compliance with this plan, or the NYSE will not accept the plan and we will be subject to suspension and delisting proceedings. During the 18-month cure period, our shares will continue to be listed and traded on the NYSE, subject to our compliance with other NYSE continued listing standards. In addition, failure to maintain an average closing price of our stock above $1.00 per share over a consecutive 30 day trading period would trigger a further compliance notification by the NYSE with a potential six month cure period.

Approximate Number of Equity Security Holders

As of May 31, 2010, there were 24 shareholders of record of our common stock.

Cash Dividends

On March 12, 2009, we announced that our Board of Directors had voted to suspend our $0.18 per share quarterly common stock dividend. Additionally, over the remaining term of the Fourth Amendment, date April 30, 2010, to the Amended and Restated Credit Agreement, which expires in October 2011, we will not be permitted to pay dividends.

In fiscal 2009, we declared three quarterly dividends of $0.18 per share to holders of our common stock totaling $15.5 million.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during fiscal 2010.

Our current $200.0 million multi-year share repurchase program was initially announced on October 13, 2006. As of April 30, 2010, we have repurchased 5.7 million shares of our common stock totaling $166.3 million under this program. Additionally, over the remaining term of the April 2010 Amended and Restated Credit Agreement, which expires in October 2011, we will not be permitted to repurchase shares.

Performance Graph

The following graph assumes $100 invested on April 29, 2005 and compares (a) the percentage change in our cumulative total stockholder return on the Common Stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment, during the period commencing April 29, 2005, and ending on April 30, 2010, and (B) the difference between our share price at the end and the beginning of the periods presented by (ii) the share price at the beginning of the periods presented) with (b) (i) the Russell 3000® Index; (ii) the Dow Jones US Specialized Consumer Services Total Stock Market (“TSM”) Index; and (iii) a Peer Issuer represented by H&R Block Tax Services, Inc., which is the largest paid tax return preparation service company.

	4/05	7/05	10/05	1/06	4/06	7/06	10/06
Jackson Hewitt Tax Service Inc.	$100.00	$137.87	$135.11	$138.46	$164.21	$188.29	$191.63
Russell 3000	$100.00	$108.80	$106.67	$114.63	$118.08	$114.40	$124.13
Dow Jones US Specialized Consumer Services TSM	$100.00	$117.46	$108.69	$112.86	$106.05	$89.08	$99.52
Peer Issuer	$100.00	$114.85	$100.75	$99.64	$93.52	$93.70	$90.62

	1/07	4/07	7/07	10/07	1/08	4/08	7/08
Jackson Hewitt Tax Service Inc.	$203.26	$153.86	$152.74	$176.63	$125.80	$86.09	$90.52
Russell 3000	$130.80	$135.18	$132.79	$142.17	$126.77	$128.21	$119.08
Dow Jones US Specialized Consumer Services TSM	$106.50	$113.00	$110.89	$128.01	$104.65	$105.09	$100.88
Peer Issuer	$102.56	$94.86	$84.21	$92.67	$82.37	$94.39	$105.66

	10/08	1/09	4/09	7/09	10/09	1/10	4/10
Jackson Hewitt Tax Service Inc.	$81.59	$79.36	$29.31	$36.26	$29.43	$16.42	$10.07
Russell 3000	$90.13	$77.50	$83.40	$95.02	$99.90	$104.67	$117.52
Dow Jones US Specialized Consumer Services TSM	$78.22	$75.64	$76.53	$87.48	$87.27	$92.82	$99.32
Peer Issuer	$86.16	$91.24	$67.20	$74.78	$82.91	$98.03	$84.16

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth our selected historical consolidated financial data as of and for each of the years in the five-year period ended April 30, 2010. You should read this information in conjunction with the information under “Part II. Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I. Item 1—Business” and our historical consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K. Our historical consolidated statements of operations data and consolidated balance sheet data as of and for each of the years in the five-year period ended April 30, 2010 has been derived from our audited consolidated financial statements. Our historical consolidated financial statements as of April 30, 2010 and 2009 and for each of the years in the three-year period ended April 30, 2010 have been included under “Part II. Item 8—Financial Statements and Supplementary Data.”

	Fiscal Year Ended April 30,
	2010	2009	2008	2007	2006
Consolidated Statements of Operations Data (Dollars in thousands, except per share amounts)
Total revenues	$213,762	$248,321	$278,505	$293,196	$275,410

Cost of company-owned office operations(1)	$57,769	$68,681	$65,886	$51,706	$47,084

Selling, general and administrative(2)	$46,898	$41,618	$48,895	$35,792	$39,723

Goodwill impairment(3)	$274,150	$—	$—	$—	$—

Write-off of deferred financing costs(4)	$—	$135	$—	$108	$2,677

Net (loss) income	$(272,259)	$19,464	$32,427	$65,380	$57,961

(Loss) earnings per share(5):
Basic	$(9.52)	$0.68	$1.09	$1.97	$1.61

Diluted	$(9.52)	$0.68	$1.09	$1.93	$1.59

	As of April 30,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data (in thousands):
Total assets	$346,424	$608,208	$600,065	$573,541	$588,082

Current portion of long-term debt	$30,000	$—	$—	$—	$—

Long-term debt	$244,000	$232,000	$231,000	$127,000	$50,000

Stockholders’ (deficit) equity(5)	$(25,135)	$243,664	$236,517	$303,490	$387,923

	Fiscal Year Ended April 30,
	2010	2009	2008	2007	2006
Other Consolidated Data:
Cash dividends declared per share	$—	$0.54	$0.72	$0.48	$0.32

(1)	In fiscal 2010, we incurred $0.7 million in lease termination and related expenses in connection with two separate restructuring actions.
(2)	Certain selling, general and administrative expenses that affect the comparability of our annual results are as follows:

Internal review: In fiscal 2008, we incurred $5.9 million in connection with the previously disclosed Internal Review pertaining to allegations set forth in the Department of Justice lawsuits against a former franchisee.

Employee termination expenses: In fiscal 2010 and fiscal 2009, we incurred employee termination expenses of $6.1 million ($4.3 million related to departure of our former Chief Executive Officer) and $3.4 million, respectively.

(3)	In fiscal 2010, we recorded a non-cash goodwill impairment charge of $274.1 million.
(4)	In fiscal 2006, we incurred a non-cash charge of $2.7 million related to the write-off of deferred financing costs associated with the repayment of the $175 Million Notes and termination of our $100.0 million five-year revolving credit facility, which was replaced with an amended credit facility.
(5)	In fiscal 2008, fiscal 2007, and fiscal 2006, we repurchased 3.5 million, 4.4 million and 2.5 million shares of our common stock, respectively, costing $99.0 million, $142.3 million and $61.3 million, respectively, under our current and previous share repurchase programs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements beginning on page 58, in this Annual Report on Form 10-K.

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

Revenues that we earn consist of the following components:

Franchise Operations Revenues

The term of our standard franchise agreement is 10 years. Approximately 25% of our existing franchise agreements are up for renewal by the end of 2010. In fiscal 2010, we and elected representatives of our franchise community have made significant progress on the development of a new franchise agreement. The more difficult operating circumstances in fiscal 2010, including the absence of the Refund Anticipation Loans (“RAL”) in certain markets as noted below, may impact our success with our renewal program and there can be no assurance regarding the number of franchise agreements that will be renewed. We intend to offer all franchisees the opportunity to execute this new form of the franchise agreement. We expect certain terms of the current franchise agreement to change under the new form of franchise agreement, including certain operating requirements and economic terms outlined below.

Royalty Revenues: We earn royalty revenues from our franchisees. Our current franchise agreements require franchisees to pay us a royalty fee of 15% of their revenues (12% for most territories sold before mid-year 2000). In fiscal 2010, our average royalty rate was 13.63%. Franchisees earn revenues from the preparation of tax returns and from related products and services.

Marketing and Advertising Revenues: In addition to royalty revenues, franchisees pay us a marketing and advertising fee equal to 6% of their revenues.

Financial Product Fees: We earn financial product fees primarily from financial institutions that collectively provide financial products to the entire network of Jackson Hewitt Tax Service offices during the tax season in the third and fourth fiscal quarters. We have agreements under which these financial institutions pay us a fixed fee to offer, process and administer such financial products through Jackson Hewitt Tax Service locations as well as variable payments upon the attainment of certain contractual growth thresholds. During the 2010 tax season, these financial institutions were Republic Bank & Trust Company (“Republic”) and Santa Barbara Tax Products Group (“TPG”).

We had contractual commitments covering 100% of our Assisted Refund program and 50% of our RAL program in the 2010 tax season as compared to our RAL program for the prior tax seasons. The lack of availability of RALs in all of the tax preparation offices in our network for the 2010 tax season had a material adverse effect on our business, financial condition and results of operations. Further, questions remain regarding the regulatory oversight of the providers of RAL product and whether, or under what terms, such providers will be permitted to continue to offer such product in the future. Our financial performance will be negatively impacted going forward should the RAL product be unavailable in the marketplace, and most detrimentally should the application of regulations on financial product providers result, in whole or in part, in the RAL product being unavailable across our entire network but available to the customers of our competitors. In fiscal 2010, 2009 and 2008, such direct financial product fees represented 16%, 20% and 22%, respectively, of our total revenues.

During the 2011 tax season, we expect that Republic will provide financial products to 50% of the Jackson Hewitt Tax Service offices. Our agreement with Republic expires on October 31, 2012, subject to early termination rights. We are currently seeking funding sources and financial institutions to provide RALs and Assisted Refunds to the remaining 50% of Jackson Hewitt Tax Service offices not covered under the Republic agreement.

We also earn financial product fees from a financial institution responsible for issuing and managing our prepaid debit card program and providing line of credit products related to the card. Fees earned are based on achieving certain levels of revenues and gross profits under the program.

We earn financial product fees in connection with our Gold Guarantee product, which is an extended warranty that a customer may purchase whereby the taxpayer may be reimbursed up to a set limit for any additional tax liability owed due to an error in the preparation of the customer’s tax return.

Other Revenues: Other revenues include ancillary fees we earn from franchisees, including a $2.00 fee per tax return paid by franchisees for the processing of each electronically-transmitted tax return. We recognize revenues from processing fees at the time the tax returns are filed. In fiscal 2010, more than 95% of all tax returns filed by our franchisees were filed electronically. Other revenues also include revenues that we earn from the sale or transfer of our franchise territories.

Company-owned Office Operations Revenues

Service Revenues: Service revenues include only revenues earned at our company-owned offices and primarily consist of fees that we earn directly from our customers for the preparation of tax returns.

Jackson Hewitt Online

We initiated the offer of online tax preparation to the general public beginning in the 2010 tax season. Revenues were recognized upon the completion of a paid tax return by the customer. The level of returns generated in this tax year were not material, but provided an opportunity to evaluate the offer for future periods.

Amended Financial Product Agreements

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

Santa Barbara Tax Products Group, LLC

On January 12, 2010, we entered into a Letter Agreement with TPG. Under the Letter Agreement, which became effective on January 14, 2010, we consented to assigning to TPG, and TPG accepted the assignment of and assumed the obligations under the SBBT/PCB Agreements with respect to the provision of Assisted Refunds through Jackson Hewitt Tax Service offices during the 2010 tax season. Under the Letter Agreement, TPG was contractually obligated to provide approximately 50% of our overall Assisted Refunds program. The Letter Agreement also set forth the fees to be paid by TPG to us with respect to the Assisted Refunds program.

Republic Bank & Trust Company

On November 23, 2009, we entered into the second amendments (the “Republic Second Amendments”) to each of the Program Agreement and the Technology Services Agreement, each dated September 19, 2007 (the “Republic Agreements”) with Republic. The primary purposes of the Republic Second Amendments were to establish the fees to be paid by Republic to us for the 2010 tax season and the number of Jackson Hewitt Tax Service locations during the 2010 tax season in which Republic would offer, process and administer certain financial products, including RALs, to Jackson Hewitt Tax Service customers. The Republic Second Amendments provide Republic with the right to withhold certain monies otherwise payable by Republic to us in the event that Republic fails to attain a minimum number of financial products, Republic experiences a RAL delinquency in excess of a designated level or if Republic incurs costs in connection with our or any of our operator’s failure to maintain compliance with Republic’s policies and procedures.

On December 29, 2009, we entered into the third amendments (the “Republic Third Amendments”) to each of the Republic Agreements with Republic. The Republic Third Amendments generally amended the terms of the Republic Second Amendments and established that Republic would be the financial product provider for approximately 50% of our overall program for financial products (RALs and Assisted Refunds) for the next three tax seasons. The Republic Third Amendments extended the terms of the Republic Agreements to October 31, 2012, subject to early termination rights by Republic. Under the Republic Third Amendments, the fee structure for the 2010 tax season remained unchanged from the fee structure set forth in the Republic Second Amendments. The fee structure for each of the 2011 and 2012 tax seasons is also consistent with the fee structure for the 2010 tax season. The Republic Third Amendments are consistent with the Republic Second Amendments in providing Republic with the right to withhold certain monies otherwise payable by Republic to us in the event that Republic fails to attain a minimum number of financial products, Republic experiences a RAL delinquency in excess of a designated level or if Republic incurs costs in connection with our or any of our operator’s failure to maintain compliance with Republic’s policies and procedures. There were no such amounts withheld by Republic in connection with fees earned by us during the 2010 tax season. In addition, the Republic Third Amendments clarify the obligations of us and Republic with respect to document retention, insurance, training and marketing.

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

The Second Amended and Restated Marketing Agreement set forth the terms for the 2010 tax season under which MetaBank was responsible for issuing and managing our prepaid debit card program and providing line of credit products related to the card. We receive payment from MetaBank based on certain levels of revenues and gross profits. The Addendum provides that in the event MetaBank’s loan losses related to one of the line of credit products provided under the Second Amended and Restated Marketing Agreement significantly exceed MetaBank’s projected losses, we will make payments to MetaBank to offset such losses. Our payment obligations would not arise unless MetaBank’s actual loan losses were approximately two times the level of MetaBank’s projected losses under the program. Our maximum payment obligation was approximately $4 million. In fiscal 2010, we were not required to make any payments to MetaBank to offset actual loan losses.

Wal-Mart

Our arrangement with Wal-Mart grants us the exclusive right to provide tax preparation services within Wal-Mart stores during the 2010 and 2011 tax seasons. The Wal-Mart agreement expires on May 30, 2011 and it may be renewed for three additional one-year terms upon the mutual agreement of the parties. The Wal-Mart agreement contains certain early termination rights and indemnity obligations.

Compensation to Wal-Mart consists of fixed license fees for each Wal-Mart store in which a Jackson Hewitt Tax Service office operates, additional fees based on the number of tax returns prepared by each office in the applicable tax seasons and additional fees based on the preparation and filing of tax returns through our on-line tax preparation software that we introduced in the 2010 tax season for customers who accessed such on-line tax preparation software via walmart.com (collectively, the “Fees”). Franchised offices operating Jackson Hewitt Tax Service offices in Wal-Mart stores pursuant to the Wal-Mart Agreement are obligated under their franchise agreements with us to reimburse us for all fees paid on their behalf to Wal-Mart.

We have been involved with Wal-Mart for many years prior to this exclusive agreement and it has historically represented a cost effective and efficient retail distribution channel from which to generate incremental tax returns. In fiscal 2010, 2009 and 2008, approximately 17%, 12% and 13%, respectively, of the tax returns prepared by our network were generated in stores located in Wal-Mart. We believe this exclusive arrangement will help grow our network and increase our revenues.

Under the expanded Walmart opportunity, we added a significant number of new Walmart store locations to our overall distribution network. In the 2010 tax season, we were located in approximately 1,770 Walmart stores with approximately 84% of these locations operated by our franchisees and approximately 16% operated by our company-owned offices. While we have seen an increase in overall tax return volumes from our expanded relationship with Walmart, performance has lagged relative to our expectations as such volumes have been negatively impacted by the absence of RAL product. We are continuing to work with Walmart to optimize our opportunity to operate in the 2011 tax year.

Management Changes

On June 4, 2009, the employment of Michael C. Yerington, formerly our Chief Executive Officer (“CEO”) and President, was terminated. Upon termination, Mr. Yerington also resigned as a director of our Board. On the same day, our Board of Directors announced that Harry W. Buckley was appointed CEO, President and a director on our Board.

Under the without cause termination provision of the Yerington Employment Agreement, Mr. Yerington received: (i) a cash severance payment of $2.8 million; (ii) the accelerated vesting of 215,258 equity-based awards; (iii) the extension of up to one year in the post-termination right to exercise stock options; and (iv) continued coverage under the Company’s health and welfare plans at employee rates for up to twenty (24) months. In fiscal 2010, we recorded a charge of $4.3 million in connection with Mr. Yerington’s termination.

Restructuring Actions and Other Termination Charges

Employee Termination Expenses: In fiscal 2010, we reduced our full time employee positions by approximately 15%, which resulted in employee termination expenses of $1.8 million, excluding the departure of our former CEO and President, to further reduce our expenses while streamlining our overall organization including an emphasis on achieving more efficient and effective field operations. In fiscal year 2009, as part of an earlier initiative to achieve a lower cost structure and in connection with other personnel changes, our overall consolidated workforce was reduced by approximately 21%, which resulted in employee termination expenses of $3.4 million.

Lease Termination and Related Expenses: As part of an overall effort to optimize company-owned store locations and improve profitability, in fiscal 2009, approximately 303 under-performing store locations were either closed, or we decided to exit in connection with our April 2009 restructuring action, which resulted in lease termination and related expenses of $6.8 million.

Business Planning Process: As a result of the materially adverse impact to our business arising from the loss of RAL product in 2010, the critical importance to our Company of arresting the unfavorable market share trends of recent years, and to meet certain requirements under our amended agreement with lenders under our credit facility, we initiated a structured business planning process in March 2010. This effort involved a cross section of management and franchisee participants with third party facilitation. The business planning process highlighted the importance of executing certain foundational steps, such as reestablishing RAL coverage across our entire office network, the continuation of certain focused programs begun in 2010, such as realizing improvement to our client price-value perception, as well as certain newer growth initiatives. The plan was delivered to our lenders and serves as the roadmap for work activities by the management team in preparation for the fiscal 2011 tax season.

2008 Economic Stimulus

In February 2008, President Bush signed into law the Economic Stimulus Act of 2008. The new law allowed a refundable credit against tax to low and middle-income individuals for 2008. We prepared approximately 63,000 Economic Stimulus Program (“ESP”) tax returns in fiscal 2008, which were tax returns filed by customers that had no legal requirement to file a tax return but filed a tax return solely to receive an economic stimulus payment from the IRS. We have presented certain tax return data excluding the impact of ESP tax returns in order to help investors compare, on an equivalent basis, our financial results for fiscal 2008 as compared to fiscal 2009 and fiscal 2010.

Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

	Fiscal Year Ended April 30,
	2010	2009	2008
	(In thousands)
Consolidated Results of Operations:
Revenues
Franchise operations revenues:
Royalty	$61,792	$72,567	$76,549
Marketing and advertising	27,198	31,994	33,994
Financial product fees	46,323	59,871	71,496
Other	5,127	6,227	9,934
Service revenues from company-owned office operations	73,322	77,662	86,532

Total revenues	213,762	248,321	278,505

Expenses
Cost of franchise operations	37,822	35,059	35,383
Marketing and advertising	34,761	43,828	48,388
Cost of company-owned office operations	57,769	68,681	65,886
Selling, general and administrative	46,898	41,618	48,895
Goodwill impairment	274,150	—	—
Depreciation and amortization	14,177	13,194	13,233

Total expenses	465,577	202,380	211,785

(Loss) income from operations	(251,815)	45,941	66,720
Other income/(expense):
Interest income	2,612	1,686	1,835
Interest expense	(22,213)	(14,577)	(14,402)
Write-off of deferred financing costs	—	(135)	—

(Loss) income before income taxes	(271,416)	32,915	54,153
Provision for income taxes	843	13,451	21,726

Net (loss) income	$(272,259)	$19,464	$32,427

The following table presents selected key operating statistics for our franchise and company-owned office operations.

	Fiscal Year Ended April 30,
	2010	2009	2008	2008(1)
Operating Statistics
Offices:
Franchise operations	5,431	5,610	5,763	5,763
Company-owned office operations(2)	976	974	1,000	1,000

Total offices—system(2)	6,407	6,584	6,763	6,763

Tax returns prepared (in thousands):
Franchise operations	2,176	2,572	2,995	2,942
Company-owned office operations	354	383	461	451

Total tax returns prepared—system	2,530	2,955	3,456	3,393

Average revenues per tax return prepared:
Franchise operations(3)	$208.27	$206.65	$189.15	$191.98

Company-owned office operations(4)	$207.32	$202.90	$187.69	$191.23

Average revenues per tax return prepared—system	$208.14	$206.17	$188.96	$191.88

Financial products (in thousands)(5)	2,191	2,749	3,108	3,108

Average financial product fees per financial product(6)	$19.48	$21.78	$23.00	$23.00

(1)	Excludes the impact of fiscal 2008 ESP tax returns.
(2)	Includes 102 offices that we exited in connection with our April 2009 restructuring action offset by an increase in Walmart locations and offices added through fiscal 2010 acquisitions.
(3)	Calculated as total revenues earned by our franchisees, which does not represent revenues earned by Jackson Hewitt, divided by the number of tax returns prepared by our franchisees (see calculation below). We earn royalty and marketing and advertising revenues, which represent a percentage of the revenues received by our franchisees.
(4)	Calculated as tax return preparation revenues and related fees earned by company-owned offices (as reflected in the Consolidated Statements of Operations) divided by the number of tax returns prepared by company-owned offices.
(5)	Consists of RALs, assisted refunds (ARs) and Gold Guarantee (GG) products.
(6)	Calculated as revenues earned from RALs, ARs and GG financial product fees (included in financial product fees as reflected in the Consolidated Statements of Operations) divided by the number of such financial products.

Calculation of average revenues per tax return prepared in Franchise Operations:

	Fiscal Year Ended April 30,
	2010	2009	2008	2008(1)
	(Dollars in thousands, except per tax return prepared data)
Total revenues earned by our franchisees(A)	$453,292	$531,605	$566,562	$564,875
Average royalty rate(B)	13.63%	13.65%	13.53%	13.53%
Marketing and advertising rate(C)	6.00%	6.00%	6.00%	6.00%

Combined royalty and marketing and advertising rate(B plus C)	19.63%	19.65%	19.53%	19.53%

Royalty revenues(A times B)	$61,792	$72,573	$76,549	$76,428
Marketing and advertising revenues(A times C)	27,198	31,997	33,994	33,892

Total royalty and marketing and advertising revenues	$88,990	$104,570	$110,543	$110,320

Number of tax returns prepared by our franchisees(D)	2,176	2,572	2,995	2,942

Average revenues per tax return prepared by our franchisees(A divided by D)	$208.27	$206.65	$189.15	$191.98

(1)	Excludes the impact of fiscal 2008 ESP tax returns.

Amounts may not recalculate precisely due to rounding differences.

Fiscal Year Ended April 30, 2010 as Compared to the Fiscal Year Ended April 30, 2009

Total Revenues

Total revenues decreased $34.6 million, or 14%, primarily due to (i) a decrease in the number of tax returns prepared by our network; (ii) lower financial product fees in connection with the loss of 50% of our RAL program and a lower relative fixed fee component in fiscal 2010 under our current agreements with the providers of financial products; and (iii) lower territory sales as compared to fiscal 2009. Our network of franchised and company-owned offices prepared 2.53 million tax returns in fiscal 2010, a decline of 14% as compared to fiscal 2009.

Average revenues per tax return prepared increased 1% as compared to last year. Customer retention was 55% in fiscal 2010 as compared to 56% in fiscal 2009. Same store tax return volume decreased 14%.

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

We were unable to secure alternative RAL funding for the remaining 50% of our RAL business within the time frame that would have been beneficial to our system for the 2010 tax season given that the large majority of RAL demand is satisfied in the first part of the tax season. As a result, we entered the 2010 tax season at a competitive disadvantage. Accordingly, we took steps to retain customers and we moved to aggressively manage our expenses given that we anticipated there would likely be a sizeable revenue shortfall due to the loss of RALs. The absence of a RAL product in 50% of our markets has had a material adverse impact on our fiscal year financial results.

In markets where the RAL product was available in Jackson Hewitt offices, total returns prepared were down 8% in the 2010 tax season and customer retention improved by approximately 1% to approximately 58%. Correspondingly, in markets where the RAL product was unavailable in Jackson Hewitt offices, total returns prepared were down 21% in the 2010 tax season and customer retention declined by over 5% to approximately 51%.

An important element of our location strategy is that the maturation of our offices from which the average number of tax returns prepared per office increases as offices age. Our retail-partner locations typically prepare fewer tax returns as they tend to be smaller in size than typical storefront locations. Due to the factors discussed above, the average number of tax returns prepared per office presented in the table below decreased in all age categories as compared to fiscal 2009. The following table includes, for fiscal 2010, the average number of tax returns prepared by offices in our network, including the percentage of retail-partner locations as a percentage of total offices by age category, based upon the number of years in our network:

Number of Years in our Network	Offices as a % of Total Offices	Retail-Partner Locations as a % of Total Offices By Age	Average Number of Tax Returns Prepared per Office (Total Offices)
1	13%	92%	166
2	5%	21%	234
3	6%	21%	253
4	7%	20%	277
5	7%	16%	297
6	8%	26%	334
7+	54%	22%	482

	100%

Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses decreased $11.0 million, or 5%, excluding the goodwill impairment charge noted below. When combined with the goodwill impairment charge, the overall increase in total operating expenses of $263.2 million was significantly higher than operating expenses in fiscal 2009. The following factors are some of the more significant items that contributed to, or partially offset, our overall total increase in operating expenses.

Cost of franchise operations: Cost of franchise operations increased $2.8 million, or 8%, primarily due to (i) a Walmart subsidy payment to franchisee of $3.2 million; (ii) a higher provision for uncollectible receivables of $2.3 million; (iii) the addition of online tax return preparation expenses of $2.1 million; (iv) higher consulting fees of $0.5 million; (v) higher computer software licenses and maintenance of $0.3 million; and (vi) higher telecommunications expenses of $0.3 million. These expenses were partially offset by (i) higher capitalized labor of $2.0 million associated with internal use software; (ii) lower compensation-related expenses of $1.2 million as a result of fiscal 2009 workforce reductions; (iii) lower amortization on development advance notes (“DANs”) of $0.8 million; (iv) lower meetings and conference expenses of $0.7 million; (v) lower Gold Guarantee program costs of $0.5 million; (vi) lower miscellaneous expenses of $0.9 million (with none individually in excess of $0.4 million).

Marketing and advertising: Marketing and advertising expenses decreased $9.1 million, or 21%, primarily due to (i) lower media expense of $4.0 million; (ii) lower promotional expenses of $2.5 million; (iii) the absence of sponsorship-related expenses of $1.7 million; (iv) the absence of mall marketing expenses of $1.4 million; (v) lower agency fees of $1.0 million; (vi) the absence of spokesperson expenses of $0.8 million; and (vii) lower database marketing of $0.7 million. These expenses were partially offset by higher advertising expenses of approximately $4.0 million associated with our Walmart agreement.

Cost of company-owned office operations: Cost of company-owned office operations decreased $10.9 million, or 16%, primarily due to (i) the absence of lease termination and related costs of $5.6 million related to the first and fourth quarter of fiscal 2009 restructuring initiative; (ii) lower seasonal labor costs of $1.8 million; (iii) lower management labor costs of $1.6 million; (iv) lower office related costs of $1.0 million; (v) lower storefront occupancy costs of $0.9 million; and (vi) lower telecommunications expense of $0.6 million. These costs were partially offset by a higher provision for uncollectible accounts receivable of $0.5 million.

Selling, general and administrative: Selling, general and administrative expenses increased $5.3 million, or 13%, primarily due to (i) a $4.3 million severance charge related to the departure of our former Chief Executive Officer in June 2009; (ii) higher expenses of $2.8 million principally in connection with corporate advisory and strategy development activities; (iii) higher external legal fees of $1.9 million; (iv) the absence of a $1.5 million insurance recovery related to a legal settlement; (v) $1.2 million in expenses related to seeking alternative funding sources for RALs in the 2010 tax season; (vi) a litigation related matter of $0.8 million; and (vii) higher Board of Director’s compensation of $0.3 million. The increase in SG&A expenses were partially offset by (i) the absence of a $2.8 million legal settlement charge related to the California Hood Matter; (ii) the absence of product development expenses related to certain financial product offerings in fiscal 2009 of $1.3 million; (iii) a decrease in compensation-related expenses of $0.9 million primarily due to workforce reductions; (iv) lower share-based compensation of $0.8 million; (v) lower telecommunications and computer expenses of $0.6 million; (vi) lower miscellaneous expenses of $0.9 million (with none individually in excess of $0.4 million).

Goodwill Impairment: Due to the loss of approximately 50% of our RAL program in the third quarter of fiscal 2010, we concluded that a goodwill impairment triggering event had occurred. As a result of our testing, we recorded a non-cash goodwill impairment charge of $274.1 million . We subsequently performed our annual impairment test of goodwill and other intangible assets as of April 30, 2010 and determined that no further impairment existed. See “Critical Accounting Policies – Goodwill” for additional information related to this charge.

Other Income/(Expense)

Interest expense: Interest expense increased $7.6 million, or 52%, primarily due to higher credit spread under our April 2010 amended credit facility and higher amortization of deferred financing costs of $1.3 million. Our average cost of debt was 7.1% and 4.9% in fiscal 2010 and fiscal 2009, respectively.

Provision for income taxes: Our effective tax rate for the fiscal years ended April 30, 2010 and 2009 is (0.3)% and 40.87%, respectively. The primary difference results from the $274.1 million goodwill impairment charge recorded in the third quarter of fiscal 2010, which is mostly non-deductible for tax purposes, as well as a $11.5 million charge to establish a valuation allowance against a portion of our deferred tax assets.

Fiscal Year Ended April 30, 2009 as Compared to the Fiscal Year Ended April 30, 2008

Total Revenues

Total revenues decreased $30.2 million, or 11%, primarily due to (i) a decrease in the number of tax returns prepared by our network; (ii) lower financial product fees impacted by a lower relative fixed fee component in fiscal 2009 under agreements with the providers of financial products; and (iii) lower territory sales as compared to fiscal 2008. Our network of franchised and company-owned offices prepared 2.96 million tax returns in fiscal 2009, a decline of 13% as compared to fiscal 2008 excluding prior year ESP tax returns (a decline of 14% including prior year ESP tax returns).

Excluding prior year ESP tax returns, average revenues per tax return prepared increased 7% as compared to last year (increased 9% including prior year ESP tax returns). Customer retention was 56% in fiscal 2009 as compared to just under 58% in fiscal 2008. Same store tax return volume decreased 12%, excluding prior year ESP tax returns (decreased 13% including prior year ESP tax returns).

We believe that a series of factors contributed towards impeding our ability to compete in the market place during the 2009 tax season. As a result, we have engaged a management consulting firm to assist us with defining the root causes of our poor performance and to assist us in formulating a strategy to set us on a path to sustainable improved performance. An important part of the assessment process was determining the degree to which the following factors adversely affected our business in the 2009 tax season: (i) our customers’ overall experience; (ii) our locations; (iii) our pricing; (iv) our overall marketing effectiveness, especially our local marketing; (v) online encroachment; and (vi) our early season product execution. By better understanding which factors contributed most to our difficult 2009 tax season, we will be able to direct our attention and resources to improve our performance in the 2010 tax season. The following areas represent the principal findings identified by the management consulting firm working jointly with us to result in improved operational and financial performance in the 2010 tax season (i) put into practice a renewed focus on our core business – tax return preparation with a keen emphasis on client satisfaction and retention; (ii) improve tax return preparer training and retention; (iii) effectively execute a more impactful pre-season financial product; (iv) significantly enhance our overall marketing program with local marketing effectiveness at the forefront; (v) employ a more effective pricing strategy; (vi) improve the performance of our company-owned office operations segment; (vii) effectively execute on our exclusive Walmart arrangement; (viii) successfully launch our first-ever online tax return preparation product; and (ix) achieve a more collaborative partnership with our franchise community.

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

	100%

Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses decreased $9.4 million, or 4%. Highlights were as follows:

Cost of franchise operations: Cost of franchise operations decreased $0.3 million, or 1%, primarily due to (i) lower compensation-related costs of $2.6 million; (ii) lower meetings and conferences expenses of $0.9 million; (iii) the absence of a $0.4 million charge related to the termination of franchise agreements in connection with the October 4, 2007 Acquisitions; (iv) lower Gold Guarantee program costs of $0.4 million; and (v) lower miscellaneous expenses of $1.1 million (with none individually in excess of $0.3 million) due to overall improved productivity. These expenses were partially offset by a higher provision for uncollectible receivables of $4.4 million and higher amortization on DANs of $0.7 million.

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

Provision for Income Taxes

Our effective tax rate was slightly higher in fiscal 2009 as compared to fiscal 2008 (40.87% versus 40.12%) due to a larger percentage of taxable income earned in states with higher corporate income tax rates.

Segment Results and Corporate and Other

Franchise Operations

At the core of our business strategy is the growth and development of our franchise system. We derive a significant portion of our revenues during the third and fourth fiscal quarters from royalty and marketing and advertising fees. The number of tax returns prepared by our franchise system represented 86% of the total number of tax returns prepared by our network in fiscal 2010.

	Fiscal Year Ended April 30,
	2010	2009	2008
	(In thousands)
Results of Operations:
Revenues:
Royalty	$61,792	$72,567	$76,549
Marketing and advertising	27,198	31,994	33,994
Financial product fees	46,323	59,871	71,496
Other	5,127	6,227	9,934

Total revenues	140,440	170,659	191,973

	Fiscal Year Ended April 30,
	2010	2009	2008
	(In thousands)
Expenses:
Cost of operations	37,822	35,059	35,383
Marketing and advertising	28,448	36,590	40,464
Selling, general and administrative	3,695	4,862	3,776
Goodwill impairment	223,734	—	—
Depreciation and amortization	10,051	8,896	9,791

Total expenses	303,750	85,407	89,414

(Loss) income from operations	(163,310)	85,252	102,559
Other income/(expense):
Interest income	2,491	1,516	1,445

(Loss) income before income taxes	$(160,819)	$86,768	$104,004

Fiscal Year Ended April 30, 2010 as Compared to the Fiscal Year Ended April 30, 2009

Total Revenues

Total revenues decreased $30.2 million, or 18%, primarily for the same reasons discussed in the Consolidated Results of Operations. The number of tax returns prepared by our franchise operations decreased 15% as compared to fiscal 2009.

Royalty and marketing and advertising: Royalty revenues decreased $10.8 million, or 15%, and marketing and advertising revenues decreased $4.8 million, or 15%, primarily due to the decrease in total revenues earned by our franchisees as a result of the decline in the number of tax returns prepared which resulted from the loss of RALs noted below.

Financial product fees: Financial product fees decreased $13.5 million, or 23%, principally due to losing approximately 50% of our RAL program in connection with SBBT’s/PCB’s inability to originate RALs based upon a directive received by them from their regulator and lower negotiated economics with the providers of our financial products. Under our existing financial product agreements, we earned less in total contractual fixed fees, which are accounted for on a percentage of completion method over the tax season. Revenues from financial product providers were $34.3 million in fiscal 2010 as compared to $50.3 million in fiscal 2009. Financial product fees in connection with our Gold Guarantee product and prepaid debit card program increased by $2.3 million due to the absence in fiscal 2010 of incentives to franchisees.

Other revenues: Other revenues decreased $1.1 million, or 18%, primarily due to lower territory sales and a decrease in electronic filing fees resulting from a reduction in the number of tax returns prepared. We sold 164 territories (of which 147 were associated with occupying Walmart store locations) in fiscal 2010 as compared to 70 in fiscal 2009. Walmart territories sold during fiscal 2010 will be recognized over each of the next ten tax seasons beginning in fiscal 2010 and were sold under a special lower cost incentive program than past territory sales. Revenue recognition for the Walmart territory sales is conditional upon the continuation of the Walmart agreement and continued availability to operate within the Walmart territory consistent with the terms of the territory sale promissory note.

Total Expenses

Total operating expenses decreased $5.4 million, or 6%, excluding the goodwill impairment charge noted below. When combined with the goodwill impairment charge, the overall increase in total operating expenses of $218.3 million was significantly higher than total operating expenses in fiscal 2009. The following factors are some of the more significant items that contributed to, or partially offset, our overall total increase in operating expenses.

Cost of operations: Cost of operations decreased as discussed in the Consolidated Results of Operations.

Marketing and advertising: Marketing and advertising expenses decreased $8.1 million, or 22%, for the reasons discussed in the Consolidated Results of Operations. Prior to fiscal 2008, franchise operations typically recognized marketing and advertising expenses equal to 6% of total revenues earned by our franchisees. Beginning in fiscal 2008, we incurred marketing and advertising expenses in excess of our 6% obligation as a result of having committed to higher spending prior to the beginning of each tax season in anticipation of higher franchisee revenues.

Selling, general and administrative: Selling, general and administrative expenses decreased $1.2 million, or 24%, primarily due to the absence of product development expenses related to certain financial product offerings in fiscal 2009 of $1.3 million

Goodwill Impairment: Goodwill impairment charge of $223.7 million, as discussed in the Condensed Consolidated Results of Operations.

Depreciation and amortization: Depreciation and amortization expense increased $1.2 million, or 13%, primarily due to additions associated with the development of internal use software and the purchase of technology related assets.

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

Company-Owned Office Operations

Complementing our franchise system are our company-owned offices. The number of tax returns prepared by our company-owned offices represented 14% of the total number of tax returns prepared within our network in fiscal 2010.

	Fiscal Year Ended April 30,
	2010	2009	2008
	(In thousands)
Results of Operations:
Revenues
Service revenues from operations	$73,322	$77,662	$86,532

Expenses
Cost of operations	57,769	68,681	65,886
Marketing and advertising	6,313	7,238	7,924
Selling, general and administrative	3,297	4,364	3,834
Goodwill impairment	50,416	—	—
Depreciation and amortization	4,126	4,298	3,442

Total expenses	121,921	84,581	81,086

(Loss) income from operations	(48,599)	(6,919)	5,446

(Loss) income before income taxes	$(48,599)	$(6,919)	$5,446

Fiscal Year Ended April 30, 2010 as Compared to the Fiscal Year Ended April 30, 2009

Revenues

Service revenues from operations decreased $4.3 million, or 6%, primarily due to lower tax preparation revenues of $3.2 million. The number of tax returns prepared during fiscal 2010 was approximately 354,000 as compared to 383,000 during fiscal 2009. Average revenues per tax return prepared increased 2%.

Total Expenses

Total operating expenses decreased $13.1 million, or 15%, excluding the goodwill impairment charge noted below. When combined with the goodwill impairment charge, the overall increase in total operating expenses of $37.3 million was significantly higher than total operating expenses in fiscal 2009. The following factors are some of the more significant items that contributed to, or partially offset, our overall total increase in operating expenses.

Cost of operations: Cost of operations decreased $10.9 million, or 16%, as discussed in the Condensed Consolidated Results of Operations.

Marketing and advertising: Marketing and advertising expenses decreased $0.9 million, or 13%, as discussed in the Consolidated Results of Operations. Company-owned office operations recognizes marketing and advertising expenses approximately equal to 6% of tax preparation revenues. In addition, company-owned office operations also recognizes regional and local marketing and advertising expenses.

Selling, general, and administrative: SG&A decreased $1.1 million or, 24%, primarily due to (i) lower employee termination expenses of $0.4 million; (ii) lower compensation-related expenses of $0.2 million primarily related to workforce reductions; (iii) lower external legal fees of $0.2 million; (iv) lower recruiting expenses of $0.1 million; and (v) lower travel expenses of $0.1 million.

Goodwill Impairment: Goodwill impairment charge of $50.4 million, as discussed in the Condensed Consolidated Results of Operations.

Fiscal Year Ended April 30, 2009 as Compared to the Fiscal Year Ended April 30, 2008

Revenues

Service revenues from operations decreased $8.9 million, or 10%, primarily due to the lower number of tax returns prepared at the same locations we operated in fiscal 2008. We earned $4.8 million from 38 offices added in fiscal 2009 through acquisitions.

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

	Fiscal Year Ended April 30,
	2010	2009	2008
	(In thousands)
Expenses(a)
General and administrative	$28,614	$26,621	$23,835
Insurance settlement	—	(1,500)	—
Internal review	—	—	5,845
Litigation related matters	839	2,833	—
Employee terminations and related expenses	5,210	957	6,108
Corporate advisory and professional services / RAL funding costs	2,626	42	719
Share-based compensation	2,617	3,439	4,778

Total expenses	39,906	32,392	41,285

Loss from operations	(39,906)	(32,392)	(41,285)
Other income/(expense):
Interest and other income	121	170	390
Interest expense	(22,213)	(14,577)	(14,402)
Write-off of deferred financing costs	—	(135)	—

Loss before income taxes	$(61,998)	$(46,934)	$(55,297)

(a)	Included in selling, general and administrative in the Consolidated Statements of Operations.

Fiscal Year Ended April 30, 2010 as Compared to the Fiscal Year Ended April 30, 2009

Loss from Operations

Loss from operations increased $7.5 million, or 23%, primarily due to (i) a $4.3 million severance charge related to the departure of our former Chief Executive Officer in June 2009; (ii) higher expenses of $2.8 million principally in connection with corporate advisory and strategy development activities; (iii) higher external legal fees of $1.9 million; (iv) the absence of a $1.5 million insurance recovery related to a legal settlement; (v) $1.2 million in expenses related to seeking alternative funding sources for RALs in the 2010 tax season; (vi) a litigation related matter of $0.8 million; (vii) the absence of a New Jersey business grant of $0.4 million; and (viii) higher Board of Director’s compensation of $0.3 million. The increase in SG&A expenses were partially offset by (i) the absence of a $2.8 million legal settlement charge related to the California Hood Matter; (ii) a decrease in compensation-related expenses of $0.9 million primarily due to workforce reductions; (iii) lower share-based compensation of $0.8 million; (iv) lower telecommunications and computer expenses of $0.6 million; (v) lower professional and recruiting expenses of $0.4 million; and (vi) lower miscellaneous expenses of $0.6 million (with none individually in excess of $0.2 million).

Other income/(expense)

Interest expense increased 7.6 million, or 52%, as discussed in Consolidated Results of Operations.

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

Liquidity and Capital Resources

Historical Sources and Uses of Cash from Operations

Seasonality of Cash Flows

The tax return preparation business is highly seasonal resulting in substantially all of our revenues and cash flow being generated during the period from January 1 through April 30. Following the tax season, from May 1 through December 31, we primarily rely on excess operating cash flow from the previous tax season and our credit facility to fund our operating expenses and to reinvest in our business to support future growth. Given the nature of the franchise business model, our business is generally not capital intensive and has historically generated strong operating cash flow from operations on an annual basis. While we expect to continue to generate cash flow from operations during tax season, the level of funds generated during this period could be significantly reduced if we are unable to secure funding sources and financial institutions to provide RALs and Assisted Refunds to the remaining 50% of Jackson Hewitt Tax Service offices not covered under the Republic arrangement and most detrimentally should the RAL product be unavailable across our entire network but available to the customers of our competitors.

Credit Agreement

In April 2010, we entered into discussions with our lenders for relief in connection with our maximum consolidated leverage ratio and minimum consolidated interest coverage ratio covenants under our former April 2009 Amended and Restated Credit Agreement in advance of the fiscal 2010 fourth quarter measurement date. Due to the lack of availability of RALs in all of the tax preparation offices in our network for the 2010 tax season and the resulting material adverse effect on our business, our projections indicated that our 2010 fourth quarter consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) would be insufficient to achieve compliance with these financial covenants. As a result, on April 30, 2010 we entered into a Fourth Amendment (the “Amendment”) to the Amended and Restated Credit Agreement, originally dated as of October 6, 2006 (as amended by the Amendment, the “Credit Agreement”).

The Credit Agreement is a committed credit facility provided by a syndicate of banks with a maturity date of October 6, 2011 and is secured by all of our assets. Borrowings under the Credit Agreement are used to finance working capital needs, general corporate purposes, and potential acquisitions.

The principal amount available to us under the April 2009 Credit Agreement was comprised of an amortizing term loan of $225 million and a revolving credit line of $175 million. On April 30, 2010, we made our scheduled principal payment of $25 million reducing the outstanding amount on the previously existing term loan from $225 million to $200 million. Under the terms of the April 2010 Amendment, the principal amount available to us is comprised of a (i) $200 million term loan, (ii) $70 million non-revolving credit commitment and (iii) $105 million revolving credit commitment. Additionally, we made a $65 million payment to reduce the $139 million outstanding balance due on the prior $175 million revolving credit facility to $74 million, of which $70 million, if repaid, may not be reborrowed on a revolving basis. As of April 30, 2010, the $270 million aggregate balance outstanding under the term loan and non-revolving credit commitment requires mandatory payments of $30 million on April 30, 2011 and $240 million on October 6, 2011. The remaining $105.0 million of the revolving credit commitment, under which $4 million is outstanding as of April 30, 2010, will continue to be available to us on a revolving basis subject to an availability block. Beginning on July 1, 2010, the revolving credit commitment also restricts borrowings if our cash balance exceeds $5 million to the extent that any such excess must be used to reduce outstanding revolving credit facility loans. As of April 30, 2010, after giving effect to the Amendment, $12 million was available for borrowing under the revolving credit commitment. In connection with the April 2010 Amendment, we incurred $3.8 million of financing fees which were deferred on the Consolidated Balance Sheet and will be amortized to interest expense over the remaining term to maturity of the Credit Agreement.

Pursuant to the April 2010 Amendment, borrowings under the Credit Agreement will bear interest either at London Inter-Bank Offered Rate (“LIBOR”) plus 11.0% or at the Base Rate plus 10.0%. Such interest will consist of (i) a portion that accrues and is payable monthly in cash in arrears at LIBOR plus 4.5% or the Base Rate plus 3.5%, and (ii) a portion that accrues at 6.5% and is added to the principal balance of the Credit Agreement monthly but which will be paid at maturity (“PIK Interest”). At April 30, 2011, the rate of PIK Interest may decrease depending on our consolidated leverage ratio at such time.

As a result of the April 2010 Amendment, we believe that during our fiscal 2011 fiscal year we will incur incremental in pre-tax interest expense in the range of $22 million to $23 million related to PIK interest and fees incurred in connection with the Amendment.

The April 2010 Amendment replaces the maximum consolidated leverage ratio and minimum interest coverage ratio covenants in the Credit Agreement with covenants providing for maximum net expenditures and minimum consolidated EBITDA. The Amendment adds a number of events of default to the Credit Agreement, including with respect to the continuation and funding of our refund anticipation loan program; the presentation of our business plan to the lenders; and a termination of our kiosk license agreement with Wal-Mart. The Amendment also includes certain events of default related to the continuation and funding of our 2011 RAL program that requires us to meet certain milestones for the remainder of 2010. These milestones include obtaining a proposal letter from funding sources for the RAL program by September 15, 2010; obtaining a commitment letter from such funding sources by November 19, 2010; and executing definitive documents for the 2011 RAL program by December 9, 2010. In addition, the lenders agreed to waive the requirement that our audited financial statements for the fiscal year ending April 30, 2010 not be qualified as to going concern.

In the future, we may require additional financing to meet our capital needs. In addition, our inability to generate sufficient profits during tax season may unfavorably impact our funding requirements.

Over the remaining term of the April 2010 Amendment, we are prohibited from paying dividends or repurchasing shares of our common stock, and we will be limited to acquisitions totaling $7 million per year with the cash portion of any acquisition consideration being limited to $2 million annually. Additionally, the credit facility contains various other customary restrictive covenants that limits our ability to, among other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on our property; (iii) enter into a merger or similar transaction; (iv) sell or transfer property except in the ordinary course of business; and (v) make other restricted payments. As of April 30, 2010, we were not aware of any instances of non-compliance with such financial or restrictive covenants. We believe that the commitment levels under our April 2010 Amendment will continue to support our ongoing operations and will provide sufficient liquidity to meet our cash needs during the next 12 months, subject to an earlier event of default being declared by our lenders.

Dividend

Over the remaining term of the April 2010 Amended and Restated Credit Agreement, which expires in October 2011, we will not be permitted to pay dividends.

Potential Exposure to Credit Losses

As a result of the continued decline in franchisee profitability, including the loss of RALs by our franchisees served by SBBT/PCB, and the current difficult economic environment that has adversely impacted our franchisees ability to grow and operate their businesses including their ability to pay amounts due to us, we have experienced a significant increase in past due receivables from franchisees in the 2010 tax season compared to the same period last year. Our Consolidated Balance Sheet at April 30, 2010 included past due amounts from franchisees totaling approximately $18.5 million, which includes billed accounts and notes receivable that are classified within current assets. This compares to $10.1 million at April 30, 2009. The allowance for billed accounts and notes receivable was $5.7 million and $2.1 million at April 30, 2010 and 2009, respectively. Additionally, during the twelve months ended April 30, 2010, we extended payment terms on receivables due from franchisees that resulted in a transfer of amounts from current to non-current on our Consolidated Balance Sheet of $3.0 million. There were no significant modifications to the original terms of the refinanced notes receivable. In the twelve months ended April 30, 2010, we wrote-off $1.7 million in receivables against the allowance accounts. Our allowances for doubtful accounts require management’s judgment regarding collectability and current economic conditions to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered unlikely. There were no significant concentrations of credit risk with any individual franchisee or group of franchisees as of April 30, 2010. We believe that our allowances for doubtful accounts as of April 30, 2010 are currently adequate for our existing exposure to loss. We will be closely monitoring the performance of franchisees currently indebted to us, particularly for timely payment of past due and current receivables, and we will adjust our allowances accordingly if management determines that existing reserve levels are inadequate to cover estimated losses.

Credit Market Conditions

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

Sources and Uses of Cash

Operating activities

In fiscal 2010, we used $53.3 million more cash for operations as compared to fiscal 2009 which was largely affected by the impact of lower revenues earned in the current reporting period due principally from the loss of RAL product in 50% of our markets. Described below are some of the more significant items that contributed to, or partially offset, our net cash used:

•	Lower fees of $16.0 million received under our agreements with our financial product providers;

•	Lower royalty revenues of $10.8 million primarily due to a decrease in the number of tax returns prepared by franchisees;

•	Higher interest payments under our credit facility of $6.3 million;

•	Higher external legal fee payments of $4.5 million;

•	Lower COO operations revenues of $4.3 million primarily due to a decrease in the number of tax returns prepared;

•	Higher employee termination payments of $3.7 million;

•	Higher payments for technology consulting, and corporate advisory and strategy development activities of $3.7 million;

•	Walmart subsidy payment to franchisees of $3.2 million;

•	Payment of $2.8 million related to a previously accrued legal settlement;

•	Restructure fee paid to lenders associated with our amended April 2010 credit facility of $2.5 million.

•	The absence in fiscal 2010 of a $1.5 million insurance recovery related to a legal settlement;

•	Fees paid related to seeking alternative funding sources for RALs of $1.2 million; and

Partially offsetting the factors discussed above were:

•	Lower income tax payments of $7.9 million primarily due to the decrease in operating income between years;

•	Lower employee payroll payments of $1.1 million primarily due to reductions in workforce in fiscal 2009 and other employee departures; and

•	Lower bonus payments for full-time and seasonal employees of $2.2 million as we paid $2.6 million in fiscal 2010 as compared to payments of $4.8 million in fiscal 2009.

In fiscal 2009, we received $7.9 million more cash for operations as compared to fiscal 2008 due to the following:

•	Lower income tax payments of $9.0 million primarily due to the decrease in operating income between years;

•	The absence of $6.3 million in payments associated with Internal Review expenses;

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

Investing activities

In fiscal 2010, we used $9.4 million less cash for investing activities as compared to fiscal 2009, primarily due to a $12.6 million reduction in cash paid for the acquisition of tax return preparation businesses, lower funding provided to franchisees of $2.9 million and deposits placed into a collateral account of $1.2 million in connection with an appeal bond relating to a legal proceeding and various surety bonds. Partially offsetting the overall decrease in net cash used for investing activities was higher capital expenditures of $7.3 million for kiosks in our company owned stores and leased to franchisees in support of our expanded Walmart opportunity and $0.8 million for other capital expenditures primarily due to increased computer software development costs.

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

Financing activities

In fiscal 2010, we used $58.8 million less cash from financing activities as compared to fiscal 2009, primarily due to lower dividend payments of $15.3 million and higher net borrowings under our credit facility of $41 million.

In fiscal 2009, we used $19.8 million more cash from financing activities as compared to fiscal 2008 primarily due to a reduction of net borrowings under our credit facility of $103 million, and the absence of $12 million in proceeds from the exercise of stock options primarily by our former Chief Executive Officer, who departed in October 2007. Partially offsetting the above was the absence of $99 million used to repurchase shares of our common stock in fiscal 2008 and the absence of a fourth quarter dividend payment in fiscal 2009.

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

•

Company-owned offices—Our company-owned offices complement our franchise system and are focused primarily on organic growth through the opening of new company-owned offices within existing territories as well as increasing office productivity. We also continue to pursue selective acquisition opportunities for our company-owned office segment in economically attractive, high growth markets adjacent to our current operations. Under the terms of the April 2010 Amended and Restated Credit Agreement, we are limited to annual acquisitions of and we will be limited to acquisitions totaling $7 million per year with the cash portion of any acquisition consideration being limited to $2 million annually. Expenses to operate our company-owned offices begin to increase during the third fiscal quarter and peak during the fourth fiscal quarter primarily due to the labor costs related to the seasonal employees who provide tax return preparation services to our customers.

•

Lease termination payments—We anticipate spending approximately $1 million in fiscal 2011 in connection with lease terminations from prior fiscal years (based on certain assumptions and if we are successful in buying out of these lease commitments).

•

Capital expenditures—We anticipate spending between $8 million and $9 million on capital expenditures in fiscal 2011 predominantly for information technology upgrades, including personnel related payments capitalized for the development of internal use software.

•

Franchisee funding—We anticipate spending approximately $1 million to provide franchisees with funding to open new storefront offices as we look to build a stronger distribution system and working capital needs.

•

Debt service—As of June 30, 2010, we had $278.0 million outstanding (inclusive of PIK interest of $1 million) under our April 2010 Amended and Restated Credit Agreement. Under the terms of the April 2010 amendment, a mandatory payment of $30 million is due in April 2011 in connection with the amortizing term loan of $200 million. Additionally, we anticipate having to spend between $43 million and $44 million on interest in fiscal 2011.

Future Sources of Cash

We borrow against our amended credit facility to fund operations with increases particularly during the first nine months of the fiscal year. Beginning in the fourth fiscal quarter, we expect our primary sources of cash to be royalty and marketing & advertising fees from franchisees, service revenues earned at company owned offices and financial product fees.

The amended credit facility contains a number of events of default which, if breached, would allow the lenders to, among other things, terminate their commitment to lend any additional amounts to us and declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. These events of default include adverse regulatory and/or policy statements with respect to an acceptable continuation of the RAL program, an inability to provide RAL product that meet the needs of 100% of the Jackson Hewitt system; failure to present a satisfactory business plan to the lenders; a termination of our exclusive Walmart kiosk license agreement, which also contains early termination rights if we were to receive a notice of default by the lenders under the credit facility; and lack of compliance with the financial covenants under the credit facility. In addition, the amended credit facility includes certain events of default related to the continuation and funding of our 2011 refund anticipation loan program that require us to meet certain milestones for the remainder of 2010. These milestones include obtaining a proposal letter from funding sources for the refund anticipation loan program by September 15, 2010; obtaining a commitment letter from such funding sources by November 19, 2010; and executing definitive documents for the 2011 refund anticipation loan program by December 9, 2010.

We have provided a business plan to our lenders, as required under the amended credit agreement, with such materials currently being reviewed by the lenders and their advisors. We are in compliance with all terms of the credit agreement at this time. However, not all of the conditions that could lead to a default under the credit agreement are under our control. If a default were declared and the amended credit facility were to be terminated, there can be no assurance that any debt or equity financing alternatives will be available to us when needed or, if available at all, on terms which are acceptable to us. As such, there can be no assurance that we will have sufficient funding to meet our obligations through the conclusion of our 2011 fiscal year. In this event, we may be required to consider restructuring alternatives, including seeking protection from creditors under bankruptcy laws. Our financial statements for the year ended April 30, 2010 were prepared assuming we will continue as a going concern. Given the conditions outlined above and, specifically, the lenders’ ability to accelerate borrowings outstanding in the event of default, uncertainty arises that we will be able to continue as a going concern and, therefore, may be unable to realize our assets and settle our liabilities and commitments in the normal course of business. Our accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Seasonality of Operations

Given the seasonal nature of the tax return preparation business, we have historically generated and expect to continue to generate substantially all our revenues during the period from January 1 through April 30. In fiscal 2010 we earned 94% of our revenues during this period. We historically operate at a loss through the first eight months of each fiscal year, during which we incur costs associated with preparing for the upcoming tax season. Additionally, the aggregate net loss in the off-season period historically has increased period over period as a result of our prior year office expansion in the company-owned segment, anticipated growth in the business and the cumulative effect of our share repurchase programs on interest expense.

Contractual Obligations

The following table presents future contractual obligations due by fiscal period as of April 30, 2010:

	2011	2012-2013	2014-2015	2016 and Thereafter	Total
	(In thousands)
Long-term debt obligations(a)	$30,021	$244,025	$—	$—	$274,046
Operating lease obligations(b)	12,237	9,501	1,068	—	22,806
Purchase obligations(c)	17,219	—	—	—	17,219

Total	$59,477	$253,526	$1,068	$—	$314,071

(a)	Under the terms of the April 2010 Amended and Restated Credit Agreement, the amortizing term loan portion of the credit agreement ($200.0 million) requires a mandatory payment of $30.0 million in April 2011and payment of the remaining principal at maturity (October 6, 2011). Accrued interest under the credit agreement was $1.6 million as of April 30, 2010. Our long-term debt balance includes PIK interest which is added to our debt balance monthly and due at maturity.
(b)	Includes $1.2 million related to the 36 stores remaining that we exited in connection with our April 2009 restructuring action.
(c)	Primarily consists of estimated fixed fees to be paid to Wal-Mart for each Wal-Mart store in which we anticipate that a Jackson Hewitt Tax Service office will be operated in during the 2011 tax season. Compensation to Wal-Mart also consists of additional fees based on the number of tax returns prepared by each office in the 2011 tax season and additional fees based on the preparation and filing of tax returns through our on-line tax preparation software for customers who accessed such on-line tax preparation software via walmart.com, neither of which amounts are quantifiable at this time and excluded in the above table. Franchised offices operating offices in Wal-Mart stores are contractually obligated with us to reimburse us for all fixed fees and additional fees paid on their behalf by us to Wal-Mart.

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

Due to the loss of approximately 50% of our RAL program in the third quarter of fiscal 2010, we concluded that a goodwill impairment triggering event had occurred for purposes of ASC Topic 350 “Intangibles—Goodwill and Other.” Accordingly, we performed a testing of the carrying values of goodwill for both of our

Franchise Operations and Company-owned Office Operations reporting units as of January 31, 2010. After this testing, we concluded that the carrying value of our Franchise Operations and Company-owned Office Operations reporting units, including goodwill, exceeded the fair value of each respective reporting unit. As a result, we recorded a non-cash goodwill impairment charge of $274.1 million in the third quarter of fiscal 2010. The impairment was recorded as a pre-tax charge of $223.7 million in the Franchise Operations reporting unit and $50.4 million in the Company-owned Office Operations reporting unit.

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

We subsequently performed our annual impairment testing of the carrying values of goodwill for both of our Franchise Operations and Company-owned Office Operations reporting units as of April 30, 2010 and determined that no further goodwill impairment existed. At April 30, 2010, the fair values of our Franchise Operations and Company-owned Office Operations reporting units exceeded their carrying values by a reasonably sufficient margin.

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

A significant downward revision in the present value of estimated future cash flows for our trademarks could result in an impairment. Such a non-cash charge would be limited to the difference between the carrying amount of the intangible asset and its fair value and would be recognized as a component of operating income in the reporting period identified. We reevaluated our other indefinite-lived intangibles for impairment in conjunction with our goodwill testing and concluded that the fair value of other intangible assets, including trademark, exceeded their carrying value, thereby indicating no impairment in fiscal 2010. We will continue to monitor changes in our business, as well as overall market conditions and economic factors that could require additional impairment tests.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board issued Accounting Standard Update 2010-06, “Improving Disclosures about Fair Value Measurements”. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 recurring fair value measurements. The standard also requires disclosure of activities on a gross basis, including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. This guidance impacts disclosure only and will not have an effect on our consolidated financial statements. Our disclosures about fair value measurements are presented in Note 19—“Financial Instruments”.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have entered into interest rate swap agreements with financial institutions to convert a notional amount of $100.0 million of floating-rate borrowings into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. Under these interest rate swap agreements, the first $50.0 million of which became effective in October 2005 and the remaining $50.0 million in November 2007, we receive a floating interest rate based on the three-month LIBOR (in arrears) and pay a fixed interest rate averaging from 4.4% to 4.5%. These interest rate swap agreements were designated as cash flow hedges in accordance with FASB ASC Topic 815 “Derivatives and Hedging.”

In connection with extending the maturity date under the amended and restated credit facility in October 2006, we entered into interest rate collar agreements to become effective after the initial interest rate swap agreements terminate. The interest rate collar agreements were entered into with financial institutions to limit the variability of expense/payments on $50.0 million of floating-rate borrowings during the period from July 2010 to October 2011 to a range of 5.5% (the cap) and 4.6% (the floor). These interest rate collar agreements were determined to be cash flow hedges in accordance with ASC Topic 815.

We have financial market risk exposure related primarily to changes in interest rates. As discussed above, we attempt to reduce this risk through the utilization of derivative financial instruments. A hypothetical 1% change in the interest rate on our floating-rate borrowings outstanding as of April 30, 2010, excluding our $100.0 million of hedged borrowings whereby we fixed the interest rate, at an average ranging from 4.4% to 4.5%, would result in an annual increase or decrease in income before income taxes of $1.7 million. The estimated increase or decrease is based upon the level of variable rate debt as of April 30, 2010 and assumes no changes in the volume or composition of debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jackson Hewitt Tax Service Inc.

Parsippany, NJ

We have audited the accompanying consolidated balance sheets of Jackson Hewitt Tax Service Inc. and subsidiaries (the “Company”) as of April 30, 2010 and April 30, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2010. Our audits also included the financial statement schedule listed in Item 15A. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jackson Hewitt Tax Service Inc. and subsidiaries at April 30, 2010 and April 30, 2009, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the uncertainty regarding the Company’s ability to have sufficient funding to meet its obligations raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 13, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, NJ

July 13, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jackson Hewitt Tax Service Inc.

Parsippany, NJ

We have audited the internal control over financial reporting of Jackson Hewitt Tax Service Inc. and subsidiaries (the “Company”) as of April 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended April 30, 2010 of the Company and our report dated July 13, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ DELOITTE & TOUCHE LLP

Parsippany, NJ

July 13, 2010

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	As of April 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,846	$306
Accounts receivable (net of allowance for doubtful accounts of $4,910 and $1,869, respectively)	24,161	24,272
Notes receivable, net	5,827	6,569
Restricted cash	1,195	—
Prepaid expenses and other	17,447	14,195
Deferred income taxes	2,049	5,601

Total current assets	61,525	50,943
Property and equipment, net	24,575	27,685
Goodwill	148,873	418,674
Other intangible assets, net	87,125	87,324
Notes receivable, net	3,282	4,146
Other non-current assets, net	21,044	19,436

Total assets	$346,424	$608,208

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,519	$33,693
Current portion of long-term debt	30,000	—
Income taxes payable	41,056	48,305
Deferred revenues	7,440	10,370

Total current liabilities	95,015	92,368
Long-term debt	244,000	232,000
Deferred income taxes	19,128	23,589
Other non-current liabilities	13,416	16,587

Total liabilities	371,559	364,544

Commitments and Contingencies (Note 23)
Stockholders’ (deficit) equity:
Common stock, par value $0.01; Authorized 200,000,000 shares;
Issued: 39,508,562 and 39,290,418 shares, respectively	395	393
Additional paid-in capital	390,400	388,136
Retained (deficit) earnings	(110,271)	161,988
Accumulated other comprehensive loss	(2,801)	(4,178)
Less: Treasury stock, at cost: 10,746,683 and 10,527,879 shares, respectively	(302,858)	(302,675)

Total stockholders’ (deficit) equity	(25,135)	243,664

Total liabilities and stockholders’ (deficit) equity	$346,424	$608,208

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2010	2009	2008
Revenues
Franchise operations revenues:
Royalty	$61,792	$72,567	$76,549
Marketing and advertising	27,198	31,994	33,994
Financial product fees	46,323	59,871	71,496
Other	5,127	6,227	9,934
Service revenues from company-owned office operations	73,322	77,662	86,532

Total revenues	213,762	248,321	278,505

Expenses
Cost of franchise operations	37,822	35,059	35,383
Marketing and advertising	34,761	43,828	48,388
Cost of company-owned office operations	57,769	68,681	65,886
Selling, general and administrative	46,898	41,618	48,895
Goodwill impairment	274,150	—	—
Depreciation and amortization	14,177	13,194	13,233

Total expenses	465,577	202,380	211,785

(Loss) income from operations	(251,815)	45,941	66,720
Other income/(expense):
Interest income	2,612	1,686	1,835
Interest expense	(22,213)	(14,577)	(14,402)
Write-off of deferred financing costs	—	(135)	—

(Loss) income before income taxes	(271,416)	32,915	54,153
Provision for income taxes	843	13,451	21,726

Net (loss) income	$(272,259)	$19,464	$32,427

(Loss) earnings per share:
Basic	$(9.52)	$0.68	$1.09

Diluted	$(9.52)	$0.68	$1.09

Weighted average shares outstanding:
Basic	28,607	28,484	29,649

Diluted	28,607	28,519	29,872

Cash dividends declared per share:	$—	$0.54	$0.72

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, April 30, 2007	38,070	$381	$359,469	$146,962	$348	(6,954)	$(203,670)	$303,490
Exercise of stock options	774	8	12,011	—	—	—	—	12,019
Issuance of restricted stock	23	—
Common stock repurchases	—	—	—	—	—	(3,486)	(98,991)	(98,991)
Employee share-based compensation	—	—	7,341	—	—	—	—	7,341
Issuance of RSUs	—	—	345	—	—	—	—	345
Tax benefit from exercise of stock options, net	—	—	3,882	—	—	—	—	3,882
Dividends declared	—	—	—	(21,342)	—	—	—	(21,342)
Dividends on RSUs	—	—	36	(36)	—	—	—	—
Change in fair value of derivatives, net of tax of $1,769	—	—	—	—	(2,654)	—	—	(2,654)
Net income	—	—	—	32,427	—	—	—	32,427

Balance, April 30, 2008	38,867	389	383,084	158,011	(2,306)	(10,440)	(302,661)	236,517
Exercise of stock options	1	—	10	—	—	—	—	10
Issuance of restricted stock	422	4	(4)	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	(88)	(14)	(14)
Employee share-based compensation	—	—	3,094	—	—	—	—	3,094
Issuance of RSUs	—	—	345	—	—	—	—	345
Expired stock options	—	—	(1,783)	—	—	—	—	(1,783)
Other	—	—	(53)	—	—	—	—	(53)
Dividends declared	—	—	—	(15,449)	—	—	—	(15,449)
Dividends on RSUs	—	—	38	(38)	—	—	—	—
Change in fair value of derivatives, net of tax of $1,248	—	—	—	—	(1,872)	—	—	(1,872)
Adjustment to Special Dividend (Note 16)	—	—	3,405	—	—	—	—	3,405
Net income		—	—	19,464		—	—	19,464

Balance, April 30, 2009	39,290	$393	$388,136	$161,988	$(4,178)	(10,528)	$(302,675)	$243,664
Issuance of restricted stock	218	2	(2)	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	(219)	(183)	(183)
Employee share-based compensation	—	—	3,661	—	—	—	—	3,661
Issuance of RSUs	—	—	381	—	—	—	—	381
Expired stock options	—	—	(1,425)	—	—	—	—	(1,425)
Other	—	—	(363)	—	—	—	—	(363)
Dividends declared	—	—	—	—	—	—	—	—
Dividends on RSUs	—	—	12	—	—	—	—	12
Change in fair value of derivatives, net of tax of $918	—	—	—	—	1,377	—	—	1,377
Net (loss) income		—	—	(272,259)		—	—	(272,259)

Balance, April 30, 2010	39,508	$395	$390,400	$(110,271)	$(2,801)	(10,747)	$(302,858)	$(25,135)

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended April 30,
	2010	2009	2008
Operating Activities:
Net (loss) income	$(272,259)	$19,464	$32,427
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	14,177	13,194	13,233
Amortization of development advances	1,431	2,367	1,625
Amortization of deferred financing costs	1,899	590	208
Provision for uncollectible receivables, net	9,705	6,912	5,395
Share-based compensation	4,043	3,439	7,686
Loss on disposal of long-lived assets	—	534	—
Deferred income taxes	(3,627)	(5,912)	(407)
Goodwill impairment	274,150	—	—
Excess tax benefits on stock options exercised	—	—	(3,882)
Other	230	(205)	—
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(10,946)	(9,191)	(5,976)
Notes receivable	1,535	727	1,800
Prepaid expenses and other	(3,296)	(1,566)	(1,768)
Accounts payable, accrued and other liabilities	(18,875)	8,803	(7,039)
Income taxes payable	(7,226)	1,343	(6,473)
Deferred revenues	(2,399)	1,396	(2,880)

Net cash (used) provided by operating activities	(11,458)	41,895	33,949

Investing Activities:
Capital expenditures	(9,544)	(7,603)	(6,441)
Capital expenditures – equipment leased to franchisees	(6,116)	—	—
Restricted cash	1,195	—	—
Funding provided to franchisees	(3,671)	(6,550)	(9,364)
Proceeds from repayments by franchisees	3,046	2,271	2,426
Cash paid for acquisitions	(1,923)	(14,504)	(17,669)

Net cash used in investing activities	(17,013)	(26,386)	(31,048)

Financing Activities:
Common stock repurchases	—	—	(98,991)
Borrowings under revolving credit facilities	138,000	221,000	478,000
Repayment of borrowings under revolving credit facilities	(96,000)	(220,000)	(374,000)
Dividends paid to stockholders	—	(15,341)	(21,342)
Restricted stock payments	(243)	—	—
Debt issuance costs	(4,004)	(4,208)	(110)
Proceeds from issuance of common stock	—	10	12,019
Excess tax benefits on stock options exercised	—	—	3,882
Change in cash overdrafts	1,258	(1,258)	542

Net cash provided (used) in financing activities	39,011	(19,797)	—

Net increase (decrease) in cash and cash equivalents	10,540	(4,288)	2,901
Cash and cash equivalents, beginning of fiscal year	306	4,594	1,693

Cash and cash equivalents, end of fiscal year	$10,846	$306	$4,594

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$11,697	$19,584	$28,625

Interest	$20,074	$13,804	$13,698

Supplemental disclosure for non-cash investing and financing transactions:
Adjustment to Special Dividend (Note 16)	$—	$3,405	$—

Reduction of receivables as consideration in acquisitions (Note 12)	$4,984	$235	$—

Accrued purchase price obligations	$—	$2,046	$10,853

Purchase accounting adjustments	$(450)	$(832)	$(125)

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Jackson Hewitt Tax Service Inc. provides computerized preparation of federal, state and local individual income tax returns in the United States through a nationwide network of franchised and company-owned offices operating under the brand name Jackson Hewitt Tax Service® . The Company provides its customers with convenient, fast and quality tax return preparation services and electronic filing. In connection with their tax return preparation experience, the Company’s customers may select various financial products to suit their needs, including refund anticipation loans (“RALs”) in the offices where such financial products are available. “Jackson Hewitt” and the “Company” are used interchangeably in these notes to the Consolidated Financial Statements to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

Jackson Hewitt Tax Service Inc. was incorporated in Delaware in February 2004 as the parent corporation. Jackson Hewitt Inc. (“JHI”) is a wholly-owned subsidiary of Jackson Hewitt Tax Service Inc. Jackson Hewitt Technology Services LLC is a wholly-owned subsidiary of JHI that supports the technology needs of the Company. Company-owned office operations are conducted by Tax Services of America, Inc. (“TSA”), which is a wholly-owned subsidiary of JHI. The Consolidated Financial Statements include the accounts and transactions of Jackson Hewitt and its subsidiaries.

Liquidity

In April 2010, due to the expected financial impact on the Company’s business resulting from a lack of full availability of RALs in all of the tax preparation offices in the Company’s network for the 2010 tax season, the Company entered into discussions with its lenders for relief in connection with the Company’s maximum consolidated leverage ratio and minimum consolidated interest coverage ratio covenants under its former April 2009 Amended and Restated Credit Agreement in advance of the fiscal 2010 fourth quarter measurement date (see Note 13 “Debt”). On April 30, 2010 the Company entered into a Fourth Amendment to the Amended and Restated Credit Agreement, originally dated as of October 6, 2006.

The amended credit facility contains a number of events of default which, if breached, would allow the lenders to, among other things, terminate their commitment to lend any additional amounts to the Company and declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. These events of default include adverse regulatory and/or policy statements with respect to the continuation of the refund anticipation loan (RAL) program in a manner acceptable to lenders, an inability to provide RAL product that meet the needs of 100% of the Jackson Hewitt system; failure to present a satisfactory business plan to the lenders; a termination of the Company’s exclusive Walmart kiosk license agreement, which also contains early termination rights if the Company were to receive a notice of default by the lenders under the credit facility; and lack of compliance with the financial covenants under the credit facility. In addition, the amended credit facility includes certain events of default related to the continuation and funding of the Company’s 2011 refund anticipation loan program that require the Company to meet certain milestones for the remainder of 2010. These milestones include obtaining a proposal letter from funding sources for the refund anticipation loan program by September 15, 2010; obtaining a commitment letter from such funding sources by November 19, 2010; and executing definitive documents for the 2011 refund anticipation loan program by December 9, 2010.

The Company has provided a business plan to its lenders, as required under the amended credit agreement. These materials are currently being reviewed by the lenders and their advisors. The Company is in compliance with all terms of the credit agreement at this time. However, not all of the conditions that could lead to a default under the credit agreement are under the control of Jackson Hewitt. If a default were declared and the amended credit facility were to be terminated, there can be no assurance that any debt or equity financing alternatives will be available to the Company when needed or, if available at all, on terms which are acceptable to the Company. As such, there can be no assurance that the Company will have sufficient funding to meet its obligations through the conclusion of the Company’s 2011 fiscal year. In this event, the Company may be required to consider restructuring alternatives, including seeking protection from creditors under bankruptcy laws. The Company’s financial statements for the year ended April 30, 2010 were prepared assuming the Company will continue as a going concern. Given the conditions outlined above and, specifically, the lenders’ ability to accelerate borrowings outstanding in the event of default, uncertainty arises that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and settle its liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company be unable to continue as a going concern.

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

Comprehensive (Loss) Income

The Company’s comprehensive (loss) income is comprised of net (loss) income from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive (loss) income, net of tax, are as follows:

	Fiscal Year Ended April 30,
	2010	2009	2008
	(in thousands)
Net (loss) income	$(272,259)	$19,464	$32,427
Changes in fair value of derivatives (Note 14)	1,377	(1,872)	(2,654)

Total comprehensive (loss) income	$(270,882)	$17,592	$29,773

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

For fiscal 2010, both basic and dilutive earnings per share computations exclude all performance vesting awards since the performance conditions were not met. See “Note 15—Share-Based Payments” for additional information on the Company’s performance vesting awards.

The following table summarizes the basic and diluted weighted average shares outstanding for the (loss) earnings per share calculations:

	Fiscal Year Ended April 30,
	2010	2009	2008
	(In thousands)
Weighted average shares outstanding—basic	28,607	28,484	29,649
Effective of dilutive securities:
Stock options	—	3	211
Shares of restricted stock	—	32	12

Weighted average shares outstanding—dilutive	28,607	28,519	29,872

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

	Fiscal Year Ended April 30,
	2010	2009	2008
	(In thousands)
Stock options	2,158	2,652	1,134
Shares of restricted stock	188	145	—

Total anti-dilutive securities	2,346	2,797	1,134

2. RESTRICTED CASH

Restricted cash as of April 30, 2010 consisted of deposits into a collateral account in connection with an appeal bond required in Florida to cover compensatory damages, prejudgment interest and interest on the judgment in a legal proceeding and various surety bonds that are issued and outstanding for one year. Funding of an appeal bond in the amount of $940,052 was required in fiscal 2010 to guarantee that if the Company’s appeal in this legal proceeding is unsuccessful, funds would be available to pay the original judgment costs. Additionally, in fiscal 2010 the Company was required by its insurance underwriter to fund $255,000 in surety bonds, including tax school performance bonds, to secure payment in the event the Company fails to perform certain of its obligations to third parties. In fiscal 2010, the Company did not make any distributions from restricted cash.

3. SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Significant Accounting Policies:

Derivatives and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” which requires that all derivative instruments be recorded on the balance sheet at their respective fair values, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the nature of the derivative.

The Company has entered into interest rate swap and collar agreements. These agreements are designated as cash flow hedges for the purpose of mitigating the Company’s exposure to floating interest rates on certain portions of the Company’s debt. The use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for trading purposes is strictly prohibited. The Company’s hedge agreements have been recorded on the Consolidated Balance Sheets at their fair values. The effective portion of changes in fair value of derivatives that are designated and effective as cash flow hedges are recorded in stockholders’ equity as accumulated other comprehensive income (loss). Any hedge ineffectiveness is recorded immediately in earnings. See “Note 14—Interest Rate Hedges” for a more detailed discussion of the Company’s derivative transactions.

Consolidation Policy

The Consolidated Financial Statements include the accounts and transactions of Jackson Hewitt Tax Service Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Goodwill, Other Intangible and Long-Lived Assets

Goodwill is the excess of the purchase price over the fair values assigned to the net assets acquired in business combinations. Goodwill is not amortized, but instead is subject to periodic testing for impairment. The Company assesses goodwill for impairment by comparing the carrying values of its reporting units, which are the same as its reportable segments, to their estimated fair values. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if events occur or circumstances change indicating that the fair value of a reporting unit may be below its carrying amount. Goodwill impairment is determined using a two-step approach in accordance with ASC Topic 350 “Intangible—Goodwill and Other,” using a discounted cash flow approach based on forecasted results for each reporting unit as well as an appropriate discount rate.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. As of April 30, 2010 and April 30, 2009, $0 million and $1.3 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

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

Certain costs of software developed or obtained for internal use are capitalized beginning in the developmental phase of a project and amortized on a straight-line basis, from three to ten years, when such software is substantially ready for use. These costs include payments made to third parties and the compensation of employees developing such software. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing software, are expensed as incurred. Unamortized costs were $13.7 million and $16.4 million as of April 30, 2010 and April 30, 2009, respectively.

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

Financial Product Fees: The Company earns financial product fees primarily from financial institutions that collectively provide financial products to Jackson Hewitt Tax Service offices during the tax season in the third and fourth fiscal quarters. The Company has agreements under which these financial institutions pay the Company a fixed fee to offer, process and administer such financial products through Jackson Hewitt Tax Service locations as well as variable payments upon the attainment of certain contractual growth thresholds. The Company recognizes the fixed fees over the course the tax season as financial products are sold to customers through the financial institutions and variable fees are recognized as earned.

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

The Gold Guarantee product is an extended warranty that a customer may purchase whereby the taxpayer may be reimbursed up to a set limit for any additional tax liability owed due to an error in the preparation of the customer’s tax return. The Company recognizes revenues ratably over the product’s life, which approximates 36 months.

Advertising Expenses

Advertising costs are expensed in the period incurred. Advertising expenses, which are included as a component of marketing and advertising expenses, were $31.1 million, $36.4 million and $41.0 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

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

Accounting Standards Issued But Not Yet Adopted

In January 2010, the Financial Accounting Standards Board issued Accounting Standard Update 2010-06, “Improving Disclosures about Fair Value Measurements”. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 recurring fair value measurements. The standard also requires disclosure of activities on a gross basis, including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. This guidance impacts disclosure only and will not have an effect on the Company’s consolidated financial statements. The Company’s disclosures about fair value measurements are presented in Note 19—“Financial Instruments”.

4. PROPERTY AND EQUIPMENT

	As of April 30,
	2010	2009
	(In thousands)
Computer software	$64,950	$59,169
Furniture, fixtures and equipment	26,991	25,065
Leasehold improvements	7,764	8,195
Walmart kiosks	1,258	—
Software under development	1,400	1,370

	102,363	93,799
Less accumulated depreciation and amortization	(77,788)	(66,114)

Property and equipment, at cost, net	$24,575	$27,685

Depreciation and amortization expense related to property and equipment was $12.7 million, $11.7 million, and $11.0 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively (including $8.4 million, $7.4 million and $7.4 million, respectively, related to computer software).

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2008	$336,767	$78,120	$414,887
Additions (Note 12)	—	4,619	4,619
Purchase accounting adjustments	—	(832)	(832)

Balance as of April 30, 2009	336,767	81,907	418,674
Additions (Note 12)	—	4,799	4,799
Impairment of goodwill (a)	(223,734)	(50,416)	(274,150)
Purchase accounting adjustments	—	(450)	(450)

Balance as of April 30, 2010	$113,033	$35,840	$148,873

(a)	The impairment charge, which is disclosed below, is the first goodwill impairment charge recorded by the Company since its inception.

Goodwill is the excess of the purchase price over the fair value assigned to the net assets acquired in a business combination. Goodwill is not amortized, but instead is subject to periodic testing for impairment. The Company assesses goodwill for impairment by comparing the carrying values of its reporting units to their estimated fair values. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if events occur or circumstances change indicating that the fair value of a reporting unit may be below its carrying amount. Goodwill impairment is determined using a two-step approach in accordance with ASC Topic 350 “Intangibles—Goodwill and Other.”

Due to the loss of approximately 50% of the Company’s RAL program in the third quarter of fiscal 2010, the Company concluded that a goodwill impairment triggering event had occurred for purposes of ASC Topic 350. Accordingly, the Company performed a testing of the carrying values of goodwill for both of its Franchise Operations and Company-owned Office Operations reporting units as of January 31, 2010. For purposes of the step one analyses, determination of the reporting units’ fair value was based on the income approach, which estimates the fair value of the Company’s reporting units based on discounted future cash flows. Based on completion of step one, the Company determined that the carrying values of the reporting units exceeded their fair value as of January 31, 2010.

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

The Company subsequently performed its annual impairment testing of the carrying values of goodwill for both of its Franchise Operations and Company-owned Office Operations reporting units as of April 30, 2010 and determined that no further goodwill impairment existed. After this testing, the Company concluded that the fair value of its Franchise Operations and Company-owned Office Operations reporting units, including goodwill, exceeded the net carrying value by a reasonably sufficient margin.

These underlying assumptions and estimates are made as of a point in time. Subsequent changes in management’s estimates of future cash flows could result in a future impairment charge to goodwill. The Company continues to remain alert for any indicators that the fair value of a reporting unit could be below book value and will assess goodwill for impairment as appropriate.

Other intangible assets consisted of:

	As of April 30, 2010			As of April 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(15,710)	$342	$16,052	$(15,605)	$447
Customer relationships(b)	13,072	(10,563)	2,509	12,449	(9,246)	3,203
Reacquired franchise rights(c)	672	(48)	624
Acquired tradename	53	(28)	25	53	(4)	49

Total amortizable other intangible assets	$29,849	$(26,349)	3,500	$28,554	$(24,855)	3,699

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000
Reacquired franchise rights(d)			2,625			2,625

Total unamortizable other intangible assets			83,625			83,625

Total other intangible assets, net			$87,125			$87,324

(a)	Amortized using the straight-line method over a period of ten years.
(b)	Consists of customer lists and non-compete agreements. Customer lists are amortized using the double declining method over a period of five years and non-compete agreements are amortized using the straight-line method over a period of two to six years.
(c)	Consists of franchise rights reacquired after the Company’s adoption of ASC Topic 805, “Business Combinations” in which amounts are amortized over the remaining life of the franchise agreement from the date of acquisition.
(d)	Consists of franchise rights reacquired prior to the Company’s adoption of ASC Topic 805.

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2008	$83,577	$2,881	$86,458
Additions (Note 12)	600	1,718	2,318
Amortization	(105)	(1,347)	(1,452)

Balance as of April 30, 2009	84,072	3,252	87,324
Additions (Note 12)	672	623	1,295
Amortization	(153)	(1,341)	(1,494)

Balance as of April 30, 2010	$84,591	$2,534	$87,125

Amortization expense relating to other intangible assets was as follows:

	Fiscal Year Ended April 30,
	2010	2009	2008
	(In thousands)
Franchise agreements	$105	$105	$1,106
Customer relationships	1,317	1,343	1,100
Acquired tradename	24	4	—
Reacquired franchise rights	48	—	—

Total	$1,494	$1,452	$2,206

The Company generally uses the double-declining balance method for amortizing intangible assets-customer relationships, which results in lower amortization as intangible assets enter the later years of their amortizable lives.

Estimated amortization expense related to other intangible assets for each of the fiscal years ended April 30 is as follows:

Amount
(In thousands)
2011	$1,330
2012	925
2013	625
2014	350
2015	154
2016 and thereafter	116

Total	$3,500

6. FRANCHISE AND COMPANY-OWNED OFFICES IN OPERATION

Offices:	2010	2009	2008
Franchise
Beginning balance	5,610	5,763	5,778
Additions	659	386	426
Disposals	(776)	(535)	(272)
(Sales to) purchases from company-owned, net(b)	(62)	(4)	(169)

Ending balance	5,431	5,610	5,763

Company-owned
Beginning balance	974	1,000	723
Additions	169	159	124
Disposals	(229)	(189)	(16)
Purchases from (sales to) franchise operations, net(b)	62	4	169

Ending balance(a)	976	974	1,000

Consolidated
Beginning balance	6,584	6,763	6,501
Additions	828	545	550
Disposals	(1,005)	(724)	(288)

Ending balance(a)	6,407	6,584	6,763

(a)	For fiscal 2009, includes 103 offices that the Company decided to exit in connection with its April 2009 restructuring action (Note 21).
(b)	For fiscal 2008, includes 141 offices in connection with October 4, 2007 Acquisitions. See “Note 12—Acquisitions.”

The Company earns revenues from the sale of territories. Initial franchise fees totaled $ 0.4 million, $1.3 million, and $2.8 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, and are included in other revenues in the Consolidated Statements of Operations.

7. PREPAID EXPENSES AND OTHER

	As of April 30,
	2010	2009
	(In thousands)
Prepaid Gold Guarantee	$6,483	$6,704
Prepaid rent	1,118	1,184
Walmart kiosk lease receivable	1,972	—
Prepaid franchisee convention costs	104	1,030
Prepaid insurance	810	756
Other prepaid expenses	1,200	1,550
Investments, at fair value (Note 17)	174	278
Other receivables	5,586	2,693

Total prepaid expenses and other	$17,447	$14,195

8. NOTES RECEIVABLE

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

In addition, the Company provided financing to franchisees of $4.0 million ($2.7 million for store expansion and $1.3 million for new territory sales primarily associated with occupying Walmart store locations) in fiscal 2010. In fiscal 2009 and fiscal 2008, $3.8 million and $5.7 million respectively, was used primarily for store expansion. These notes accrue interest annually with an average annual interest rate of approximately 10%, and have maturity dates ranging from 2009 to 2013.

	As of April 30,
	2010	2009
	(In thousands)
Notes receivable	$12,640	$12,887
Less allowance for uncollectible amounts	(3,531)	(2,172)

Notes receivable, net	9,109	10,715
Less current portion, net	(5,827)	(6,569)

Notes receivable, net—non-current	$3,282	$4,146

9. DEVELOPMENT ADVANCES

In certain situations, the Company provides financial support evidenced by DANs for the conversion of independent tax practices to the Jackson Hewitt brand as franchisees and to existing franchisees to assist in their business expansion through the acquisition of independent tax practices. Assuming the Conversion meets certain performance standards, the DANs are forgiven over a period approximating 10 years. If performance standards are not met, then the DANs become due and payable by the franchisee. The performance standards consist of the Conversion achieving, during each of the 10 years of the forgiveness period, (a) gross volume of at least 90% of the revenues earned and at least 90% number of tax returns prepared during the tax season immediately preceding the year of Conversion (“Base Year”), or (b) 100% of the revenues for the Base Year. The Company evaluates the respective franchisee’s performance standards and on a quarterly basis conducts an analysis of each franchisee’s financial performance and outstanding receivables to determine recoverability with respect to DANs. If it is determined that a portion of the DANs are uncollectible, an adjustment is made to an allowance account.

The DANs are reflected in other non-current assets on the Company’s Consolidated Balance Sheets and the Company amortizes the DANs over the period in which they are forgiven. Amortization of DANs and provision for uncollectible amounts in connection with DANs are included in cost of franchise operations in the Consolidated Statements of Operations.

	As of April 30,
	2010	2009
	(In thousands)
Unamortized development advances	$7,322	$9,156
Less allowance	(1,142)	(880)

Development advances, net	$6,180	$8,276

10. EQUIPMENT LEASES

In March 2009, the Company entered into an agreement with Walmart that grants Jackson Hewitt the exclusive right to provide tax preparation services within Walmart stores during the 2010 and 2011 tax seasons.

In connection with this arrangement, beginning in the 2010 tax season, all franchised and company-owned offices in Walmart locations must operate from a kiosk meeting certain requirements and specifications. Through April 30, 2010, the Company purchased kiosks totaling $6.1 million, which have been leased to franchisees that chose not to purchase such equipment directly from the manufacturer. The term of each of the lease agreements approximates two and a half years, and lease payments are due to the Company in three annual installments at February 28th of each year. Lease agreements accrue interest annually up to 7.5%. As of April 30, 2010, executed lease agreements totaling $0.9 million were classified in Other Trade Receivable representing the amount billed to franchisees and included in Accounts Receivable. The remaining balances of $2.1 million were classified as Lease Receivables-Current and included in Other Assets and $2.1 million was classified as Lease Receivables-Non-Current and included in Other Assets on the Condensed Consolidated Balance Sheet. Lease receivables will be reviewed periodically for collectability based on the underlying franchisee’s payment history and financial status. Payments to be received under the lease agreements are conditional upon the Company’s continued renewal of the Walmart agreement and continued availability to operate within the Walmart territory.

For leases executed through April 30, 2010, the future minimum lease payments to be received by the Company totaled $5.1 million, which includes unearned interest income of $0.2 million. Future minimum lease payments to be received over the term of the leases are as follows:

Fiscal Year	Principal Repayment	Interest Income	Total
			(In thousands)
2011	$2,878	$111	$2,989
2012	2,049	80	2,129

Total	$4,927	$191	$5,118

Under an agreement with the supplier of the kiosks, the Company has guaranteed the purchase of a minimum number of kiosks. If the minimum threshold is not met prior to July 2010, the Company is obligated to pay the supplier an amount equal to the shortfall in the number of kiosks that were to be purchased. As of April 30, 2010, the Company’s shortfall payment obligation is $0.4 million. Orders for the current shortfall kiosk quantity must be made prior to July 2011.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of April 30,
	2010	2009
	(In thousands)
Accounts payable	$2,401	$3,410
Accrued compensation and related withholdings	3,250	5,019
Accrued franchisee incentives	459	3,822
Accrued lease termination costs (Note 21)	873	3,229
Accrued legal settlement	850	2,833
Accrued purchase price obligations (Note 12)	—	2,602
Accrued advertising and marketing	963	2,262
Accrued employee termination and related (Note 21)	1,309	2,062
Accrued professional fees	773	1,669
Outstanding checks in excess of funds on deposit	—	1,258
Accrued interest (Note 13)	1,594	1,122
Other	4,047	4,405

Total accounts payable and accrued liabilities	$16,519	$33,693

12. ACQUISITIONS

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

In fiscal 2010, the Company acquired substantially all of the assets of five tax return preparation businesses from franchisees and began operating these stores as company-owned locations in the 2010 tax season. The total cost of the entities acquired during fiscal 2010 was $6.3 million, of which $1.4 million was paid since the closings and $4.9 million was applied to reduce certain receivables. The total cost of the acquired entities was allocated to (i) $0.1 million to property and equipment, (ii) $1.3 million to intangible assets (including $0.7 million in reacquired rights under franchise agreements), (iii) $0.1 million to settlement loss from unfavorable franchise rights, and (iv) $4.8 million to goodwill.

All goodwill associated with acquisitions in fiscal 2010 was allocated to the company-owned office operations segment and is deductible for tax purposes.

Fiscal 2009 Acquisitions

In fiscal 2009, the Company acquired substantially all of the assets of 11 tax return preparation businesses and began operating these stores as company-owned locations in the 2009 tax season. Four of these businesses were acquired from franchisees. The Company evaluated the preexisting business relationships with these franchisees and determined that there was no settlement loss from unfavorable franchise rights. The total cost of the entities acquired in fiscal 2009 was $7.0 million, of which $4.7 million was paid at the closings. The total cost of the acquired entities was allocated to (i) $0.3 million to property and equipment, (ii) $2.3 million to intangible assets (including $0.6 million in reacquired rights under franchise agreements) and (iii) $4.4 million to goodwill. As of April 30, 2009, the Company has recorded accrued purchase price obligations of $2.0 million in current liabilities related to fiscal 2009 acquisitions of which $0.9 million was paid in the Company’s first quarter of fiscal 2010.

All goodwill associated with acquisitions in fiscal 2010, and fiscal 2009 was allocated to the company-owned office operations segment and is deductible for tax purposes.

13. DEBT

April 2010 Amended and Restated Credit Agreement

In April 2010, the Company entered into discussions with lenders for relief in connection with its maximum consolidated leverage ratio and minimum consolidated interest coverage ratio covenants under the Company’s former April 2009 Amended and Restated Credit Agreement in advance of the fiscal 2010 fourth quarter measurement date. Due to the lack of availability of RALs in all of the tax preparation offices in the Company’s network for the 2010 tax season and the resulting material adverse effect on its business, the Company’s projections indicated that its 2010 fourth quarter consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) would be insufficient to achieve compliance with these financial covenants. As a result, on April 30, 2010 the Company entered into a Fourth Amendment (the “Amendment”) to the Amended and Restated Credit Agreement, originally dated as of October 6, 2006 (as amended by the Amendment, the “Credit Agreement”).

The Credit Agreement is a committed credit facility provided by a syndicate of banks with a maturity date of October 6, 2011 and is secured by all of the Company’s assets. Borrowings under the Credit Agreement are used to finance working capital needs, general corporate purposes, and potential acquisitions.

The principal amount available to the Company under the April 2009 Credit Agreement was comprised of an amortizing term loan of $225 million and a revolving credit line of $175 million. On April 30, 2010, the Company made its scheduled principal payment of $25 million reducing the outstanding amount on the previously existing term loan from $225 million to $200.0 million. Under the terms of the April 2010 Amendment, the principal amount available to the Company is comprised of a (i) $200 million term loan, (ii) $70 million non-revolving credit commitment and (iii) $105 million revolving credit commitment. Additionally, the Company made a $65 million payment to reduce the $139 million outstanding balance due on the prior $175 million revolving credit facility to $74 million, of which $70 million, if repaid, may not be reborrowed on a revolving basis. As of April 30, 2010, the $270 million aggregate balance outstanding under the term loan and non-revolving credit commitment requires mandatory payments of $30 million on April 30, 2011 and $240 million on October 6, 2011. The remaining $105.0 million of the revolving credit commitment, under which $4 million is outstanding as of April 30, 2010, will continue to be available to the Company on a revolving basis subject to an availability block. Beginning on July 1, 2010, the revolving credit commitment also restricts borrowings if the Company’s cash balance exceeds $5 million to the extent that any such excess amounts must be used to reduce outstanding revolving credit facility loans. As of April 30, 2010, after giving effect to the Amendment, $12 million was available for borrowing under the revolving credit commitment. In connection with the April 2010 Amendment, the Company incurred $3.8 million of financing fees which were deferred on the Consolidated Balance Sheet and will be amortized to interest expense over the remaining term to maturity of the Credit Agreement.

Pursuant to the April 2010 Amendment, borrowings under the Credit Agreement will bear interest either at LIBOR plus 11.0% or at the Base Rate plus 10.0%. Such interest will consist of (i) a portion that accrues and is payable monthly in cash in arrears at LIBOR plus 4.5% or the Base Rate plus 3.5%, and (ii) a portion that accrues at 6.5% and is added to the principal balance of the Credit Agreement monthly but which will be paid at maturity (“PIK Interest”). At April 30, 2011, the rate of PIK Interest may decrease depending on our consolidated leverage ratio at such time.

The April 2010 Amendment replaces the maximum consolidated leverage ratio and minimum interest coverage ratio covenants in the Credit Agreement with covenants providing for maximum net expenditures and minimum consolidated EBITDA. The Amendment adds a number of events of default to the Credit Agreement, including with respect to the continuation and funding of the Company’s refund anticipation loan program; the presentation of the Company’s business plan to the lenders; and a termination of the Company’s kiosk license agreement with Wal-Mart. The Amendment also includes certain events of default related to the continuation and funding of the Company’s 2011 RAL program that requires it to meet certain milestones for the remainder of 2010. These milestones include obtaining a proposal letter from funding sources for the RAL program by September 15, 2010; obtaining a commitment letter from such funding sources by November 19, 2010; and executing definitive documents for the 2011 RAL program by December 9, 2010. In addition, the lenders agreed to waive the requirement that the Company’s audited financial statements for the fiscal year ending April 30, 2010 not be qualified as to going concern. As of April 30, 2010, the Company was not aware of any instances of non-compliance with such financial or restrictive covenants.

Over the remaining term of the April 2010 Amendment, the Company is prohibited from paying dividends or repurchasing shares of its common stock, and it will be limited to acquisitions totaling $7 million per year with the cash portion of any acquisition consideration being limited to $2 million annually. Additionally, the credit facility contains various other customary restrictive covenants that limits the Company’s ability to, among other things, (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on its property; (iii) enter into a merger or similar transaction; (iv) sell or transfer property except in the ordinary course of business; and (v) make other restricted payments. As of April 30, 2010, the Company was not aware of any instances of non-compliance with such financial or restrictive covenants. The Company believes that the commitment levels under its April 2010 Amendment, subject to early termination by the lenders, will continue to support the Company’s ongoing operations and will provide sufficient liquidity to meet its cash needs during the next 12 months.

April 2009 Amended and Restated Credit Agreement

In February 2009, the Company sought relief in connection with the Company’s consolidated leverage ratio financial covenant under its former Amended and Restated $450 Million Credit Facility in advance of the fiscal 2009 fourth quarter measurement date. Under the Company’s former Amended and Restated $450 Million Credit Facility, the consolidated leverage ratio financial covenant stepped down from 3.5:1 to 3.15:1 for the period ending April 30, 2009 during which the Company’s projections indicated that its 2009 fourth quarter EBITDA would be insufficient to achieve compliance. As a result, in April 2009, the Company’s senior revolving credit facility (the “April 2009 Credit Agreement”) was amended primarily to provide for additional flexibility in connection with the allowable maximum consolidated leverage ratio under the credit facility covenants.

Under the terms of the credit agreement, the borrowing capacity was reduced from $450 million to $400 million and is comprised of an amortizing term loan of $225 million and a revolving credit line of $175 million. The term loan amortization requires mandatory payments of $25 million in April 2010 plus 50% of Excess Cash Flow, (as defined in the credit agreement), if any, due in the first quarter of fiscal 2011, $30 million in April 2011 plus 50% of Excess Cash Flow, if any, due in the first quarter of fiscal 2012, and payment of the remaining principal at maturity. As of April 30, 2009, we had $232 million outstanding under our credit agreement and a remaining borrowing capacity of $168 million. The Company believed it had the ability, and the intent, to refinance the $25 million term loan payment due in April 2010 under its April 2009 Credit Agreement and, therefore, classified this portion of the debt as a long-term obligation on its consolidated balance sheet as of April 30, 2009.

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

Eurodollar borrowings bore interest at LIBOR plus a credit spread ranging from 3.00% to 4.50%, Base rate borrowings bore interest at the Prime Rate plus a spread of 2.00% to 3.50% and the facility carried an annual fee ranging from 0.50% to 0.875% of the unused portion.

Over the remaining term of the April 2009 Credit Agreement, the Company was prohibited from paying dividends or repurchasing shares of common stock, and it was limited to acquisitions totaling $7 million per year. Additionally, the April 2009 amendment contained various other customary restrictive covenants that limited the Company’s ability to, among other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on the Company’s property; (iii) enter into a merger or similar transaction; (iv) sell or transfer property except in the ordinary course of business; and (v) make other restricted payments. As of April 30, 2009, the Company was not aware of any instances of non-compliance with such financial or restrictive covenants.

In connection with the April 2009 Credit Agreement, the Company paid aggregate fees of $3.5 million which was being amortized over the remaining term of the facility.

May 2008 Amended and Restated Credit Agreement and Prior

In May 2008, the Company amended its five-year unsecured credit facility (the “May 2008 Credit Agreement”) to provide for additional flexibility in connection with the allowable maximum consolidated leverage ratio under the credit facility covenants. The Company had a $450 million revolving credit line under this facility.

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

The May 2008 Credit Agreement provided for loans in the form of Eurodollar or Base Rate borrowings. Prior to the May 2008 amendment, (i) Eurodollar borrowings bore interest at LIBOR plus a credit spread ranging from 0.50% to 0.75% per annum; (ii) Base Rate borrowings bore interest primarily at the Prime Rate; (iii) there was an annual fee ranging from 0.10% to 0.15% of the unused portion of the facility; and (iv) the maximum consolidated leverage ratio was 3.0:1.0 and the minimum consolidated interest coverage ratio was 4.0:1.0 for all periods.

In connection with the May 2008 Credit Agreement, the Company paid aggregate fees of $0.9 million which was being amortized over the remaining term of the facility.

Average Cost of Debt

The Company’s average cost of debt was 7.1%, 4.9%, and 5.6% in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

14. INTEREST RATE HEDGES

Interest Rate Swap Agreements

The Company has entered into interest rate swap agreements with financial institutions to convert a notional amount of $100 million of floating-rate borrowings into fixed-rate debt, with the intention of mitigating the economic impact of changing interest rates. Under these interest rate swap agreements, the first $50 million of which became effective in October 2005 and the remaining $50 million in November 2007, the Company receives a floating interest rate based on the three-month LIBOR (in arrears) and pays a fixed interest rate averaging from 4.4% to 4.5%. These interest rate swap agreements were designated as cash flow hedges in accordance with FASB ASC Topic 815 “Derivatives and Hedging.” As of April 30, 2010 and April 30, 2009, the aggregate fair value of these interest rate swap agreements was a liability of $2.6 million and a liability of $5.5 million, respectively, and classified as “non-current” on the Consolidated Balance Sheets. Since inception, no amounts have been recognized in the results of operations due to ineffectiveness of these interest rate hedges.

Interest Rate Collar Agreements

In connection with extending the maturity date under the amended and restated credit facility, in October 2006 the Company entered into interest rate collar agreements to become effective after the initial interest rate swap agreements terminate. The interest rate collar agreements were entered into with financial institutions to limit the variability of expense/payments on $50 million of floating-rate borrowings during the period from July 2010 to October 2011 to a range of 5.5% (the cap) and 4.6% (the floor). These interest rate collar agreements were designated as cash flow hedges in accordance with FASB ASC Topic 815 “Derivatives and Hedging.” As of April 30, 2010 and April 30, 2009, the aggregate fair value of these interest rate collar agreements were liabilities of $2.1 million and $1.5 million, respectively, and classified as “non-current” on the Consolidated Balance Sheets. Since inception, no amounts have been recognized in the results of operations due to ineffectiveness of these interest rate hedges.

15. SHARE-BASED PAYMENTS

The Company’s amended and restated 2004 Equity and Incentive Plan (the “Amended and Restated Plan”) makes available for grant 6.5 million shares of common stock in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, and/or other stock or cash-based awards to non-employee directors, officers, employees, advisors, and consultants who are selected by the Company’s Compensation Committee for participation in the plan. As of April 30, 2010, 2.6 million shares remained available for grant. The Amended and Restated Plan provides for accelerated vesting of outstanding awards if there is a change in control. The Amended and Restated Plan includes nondiscretionary anti-dilution provisions in case of an equity restructuring.

The Company’s share-based payments through April 30, 2010 under the Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan (“the Amended and Restated Plan”) included the following:

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

The Company incurred share-based compensation expense of $2.3 million, $2.2 million and $7.3 million in fiscal 2010, fiscal 2009, and fiscal 2008, respectively, in connection with the vesting of TVOs. The share-based compensation in fiscal 2010 included expense of $0.9 million related to the accelerated vesting of 160,642 TVOs attributed to the departure of the Company’s former Chief Executive Officer in June 2009. The share-based compensation in fiscal 2008 included expense of $2.9 million related to the accelerated vesting of 415,894 TVO’s attributed to the departure of the Company’s former Chief Executive Officer in October 2007.

The weighted average grant date fair value for TVOs granted in fiscal 2010, fiscal 2009, and fiscal 2008 was $3.41, $2.87 and $9.63, respectively. The fair value of each TVO award was estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses the method permitted under FASB ASC Topic 718 to determine the expected holding period and will continue to do so until the Company is able to accumulate a sufficient number of years of employee exercise behavior to make a more refined estimate of expected term. Expected volatility was based on the Company’s historical publicly-traded stock price. In March 2009, the Company’s Board of Directors voted to suspend the quarterly common stock dividend. Additionally, over the remaining term of the April 2010 Amended and Restated Credit Agreement, which expires in October 2011, the Company will not be permitted to pay dividends. The risk-free interest rate assumption was determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected holding period of the award being valued.

The following table sets forth the weighted average assumptions used to determine compensation cost for TVOs granted during fiscal 2010, fiscal 2009, and fiscal 2008, respectively:

	Fiscal
	2010	2009	2008
Expected holding period (in years)	5.94	6.00	6.50
Expected volatility	67.5%	40.6%	30.7%
Dividend yield	—%	5.5%	3.1%
Risk-free interest rate	2.7%	3.0%	4.3%

The following table summarizes information about TVO activity for fiscal 2010:

	Number of TVOs	Weighted Average Exercise Price
Balance as of April 30, 2009	2,238,689	$21.04
Granted	212,667	$5.47
Forfeited	(145,282)	$16.96
Expired	(513,686)	$21.92

Balance as of April 30, 2010	1,792,388	$19.27

Exercisable as of April 30, 2010	1,183,907	$22.31

Vested and expected to vest as of April 30, 2010	1,756,912	$19.88

There were no outstanding in-the-money TVOs as of April 30, 2010 that had an aggregate intrinsic value. The aggregate intrinsic value discussed in this paragraph represents the total pre-tax intrinsic value based on the Company’s stock price as of April 30, 2010, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. Outstanding TVOs as of April 30, 2010 had an average remaining contractual life of 6.8 years. There were no exercisable in-the-money TVOs as of April 30, 2010. Exercisable TVOs as of April 30, 2010 had an average remaining contractual life of 5.5 years.

The following table summarizes information about unvested TVO activity for fiscal 2010:

	Number of TVOs	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2009	979,159	$5.99
Granted	212,667	$3.41
Vested	(438,063)	$6.62
Forfeited	(145,282)	$4.75

Unvested as of April 30, 2010	608,481	$4.98

As of April 30, 2010, there was $1.9 million of total unrecognized compensation cost related to unvested TVOs, which is expected to be recognized over a weighted average period of 1.5 years. The total fair value of stock options vested in fiscal 2010, fiscal 2009, and fiscal 2008 was $3.0 million, $2.8 million, and $6.7 million, respectively.

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

No compensation expense related to the July 2009 PVO grant was recorded in the fiscal year ended April 30, 2010. If, and when, the Company determines it is probable that the performance condition will be achieved, compensation expense will be recognized cumulatively in such period from the date of grant through the date of the change in estimate for the awards under which the requisite service period has been rendered. The remaining unrecognized compensation expense for those awards would be recognized prospectively over the remaining requisite service period.

On June 30, 2009, the Compensation Committee of the Board of Directors determined that the performance criteria required for vesting of the July 2008 award of 243,728 PVOs with a weighted average exercise price of $14.50 and weighted average grant price fair value per share of $3.70 had not been achieved and, as a result, all such outstanding PVOs were forfeited.

The fair value of each PVO award was estimated on the date of grant using the Black-Scholes option-pricing model. The July 2009 grant expected holding period, expected volatility and risk-free interest rate assumptions were determined using the same methodology as the TVO grants discussed earlier.

The following table sets forth the weighted average assumptions used to determine compensation cost for PVOs granted during the fiscal years ended April 30, 2010 and April 30, 2009:

	2010	2009
Expected holding period (in years)	6.50	6.00
Expected volatility	68.4%	39.5%
Dividend yield	—%	5.0%
Risk-free interest rate	2.8%	3.5%

The following table summarizes information about PVO activity during fiscal 2010:

	Number of PVOs	Weighted Average Exercise Price
Outstanding as of April 30, 2009	186,870	$14.50
Granted	148,579	$5.95
Forfeited	(209,480)	$13.58

Outstanding as of April 30, 2010	125,969	$5.95

There were no outstanding in-the-money PVOs as of April 30, 2010. Outstanding PVOs as of April 30, 2010 had an average remaining contractual life of 9.2 years.

The following table summarizes information about unvested PVO activity for fiscal 2010:

	Number of PVOs	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2009	186,870	$14.50
Granted	148,579	$5.95
Vested	—	$—
Forfeited	(209,480)	$3.72

Unvested as of April 30, 2010	125,969	$5.95

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

In fiscal 2010 and fiscal 2009, the Company incurred share-based compensation expense of $1.3 million and $0.9 million, respectively, in connection with the vesting of TVRSs. The share-based compensation in the fiscal year ended April 30, 2010 included expense of $0.6 million related to the accelerated vesting of 54,616 TVRS’s attributed to the departure of the Company’s former Chief Executive Officer in June 2009. As of April 30, 2010, there was $1.0 million of total unrecognized compensation cost related to unvested TVRSs, which is expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes information about TVRS activity during fiscal 2010:

	Number of TVRSs	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2009	208,068	$13.41
Granted	121,504	$5.55
Vested	(105,740)	$14.08
Forfeited	(25,507)	$10.64

Outstanding as of April 30, 2010	198,325	$8.60

As of April 30, 2010, outstanding TVRSs had an aggregate intrinsic value of $0.3 million with those TVRSs expected to vest having an intrinsic value of $0.5 million.

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

No compensation expense related to the July 2009 PVRS grant was recorded in fiscal year ended April 30, 2010. If, and when, the Company determines it is probable that the performance condition will be achieved, compensation expense will be recognized cumulatively in such period from the date of grant through the date of the change in estimate for the awards under which the requisite service period has been rendered. The remaining unrecognized compensation expense for those awards would be recognized prospectively over the remaining requisite service period.

On June 30, 2009, the Compensation Committee of the Board of Directors determined that the performance criteria required for vesting of the July 2008 award of 186,579 PVRSs with a weighted average exercise price of $14.50 had not been achieved and, as a result, all such outstanding PVRSs were forfeited.

The following table summarizes information about PVRS activity during fiscal 2010:

	Number of PVRSs	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2009	143,053	$14.50
Granted	96,640	$5.95
Forfeited	(157,759)	$13.70

Outstanding as of April 30, 2010	81,934	$5.95

As of April 30, 2010, outstanding PVRSs had an aggregate intrinsic value of $0.1 million.

(v) Restricted Stock Units

The Company incurred share-based compensation expense of $0.38 million in fiscal 2010 and $0.35 million in fiscal 2009 and fiscal 2008, respectively, in connection with the issuance of fully vested and non-forfeitable RSUs to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services.

In fiscal 2010, the Company granted 128,224 RSUs at a weighted average grant price of $2.93 resulting in 230,439 RSUs outstanding as of April 30, 2010 with a weighted average grant price of $9.53.

In fiscal 2010, the Company granted 10,730 RSUs at a grant price of $4.66 to its newly elected non-employee director, which will vest with respect to 25% of the award on each of the first four anniversaries of the date of the grant, subject to continued service on the Board on the vesting date. Share-based compensation expense in connection with this award was negligible for the fiscal year ended April 30, 2010.

16. SHARE REPURCHASES

In fiscal 2010 and 2009, the Company did not repurchase any shares of its common stock under the current $200.0 million multi-year share repurchase program. As of April 30, 2010, the Company had repurchased 5.7 million shares of its common stock totaling $166.3 million under the current $200.0 million multi-year share repurchase program and had $33.7 million remaining available under this program. Since fiscal 2006, the Company has repurchased a total of 10.7 million shares of its common stock totaling $302.9 million under the current $200.0 million multi-year and previous repurchase programs. Over the remaining term of the April 2010 Amended and Restated Credit Agreement, the Company will not be permitted to repurchase shares of common stock.

The Company uses the cost method to account for share repurchases, which to date have been made in the open market. None of the Company’s repurchased shares have been retired as of April 30, 2009.

17. INCENTIVE PLANS

Defined Contribution Plan

The Company’s full-time and part-time benefit eligible employees may participate in a 401(k) defined contribution plan sponsored by the Company. The plan allows employees to contribute a portion of their compensation on a pre-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The charge for the Company’s matching contribution to the plan was $1.5 million, $1.4 million and $1.5 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Nonqualified Deferred Compensation Plan

A select group of management may participate in the Company’s Nonqualified Deferred Compensation Plan which allows participants to defer up to 100% of their annual performance bonus or commission. The Company matches the participant’s contribution ranging up to 8% of the participant’s annual performance bonus or commission. The charge for the Company’s matching contribution to the plan was negligible in fiscal 2010, fiscal 2009 and fiscal 2008.

The contributions of both the employer and participant are maintained in a separate irrevocable trust. The investments held in the trust were $0.3 million and $0.5 million as of April 30, 2010 and 2009, respectively, and are recorded at their fair value, based on quoted market prices, and are included on the Company’s Consolidated Balance Sheets. As of April 30, 2010 and 2009, the Company had a corresponding liability of $0.3 million and $0.5 million, respectively, recorded on the Consolidated Balance Sheet as well.

Employee Stock Purchase Plan

The Company has authorized a stock purchase plan under which eligible employees have the ability to purchase shares of the Company’s common stock at 95% of market value. No common stock has been offered for purchase under this plan as of April 30, 2010.

18. INCOME TAXES

The Company files a consolidated federal income tax return and combined or separate state income tax returns in each state taxing jurisdiction.

The provision for income taxes consists of the following:

	Fiscal Year Ended April 30,
	2010	2009	2008
	(In thousands)
Current
Federal	$4,413	$15,694	$18,800
State	56	3,669	3,333

Total current tax provision	4,469	19,363	22,133
Deferred
Federal	(2,929)	(5,085)	(329)
State	(697)	(827)	(78)

Total deferred tax provision	(3,626)	(5,912)	(407)

Total provision for income taxes	$843	$13,451	$21,726

Deferred income tax assets and liabilities consist of:

	As of April 30,
	2010	2009
	(In thousands)
Current deferred income tax assets
Accrued liabilities and deferred revenues	$4,452	$5,812
Provision for doubtful accounts	3,199	1,360
Valuation allowance	(4,788)	—

Total current deferred income tax assets	2,863	7,172

Current deferred income tax liabilities
Prepaid expenses	814	1,571

Total current deferred income tax liabilities	814	1,571

Current net deferred income tax asset	$2,049	$5,601

Non-current deferred income tax assets
Accrued liabilities and deferred revenues	$3,554	$3,849
Share-based compensation	4,652	5,056
Provision for doubtful accounts	758	608
Derivative instruments	1,751	2,785
Net operating loss carryforwards	82	116
Valuation allowance	(6,787)	(116)

Total non-current deferred income tax assets	4,010	12,298

Non-current deferred income tax liabilities
Depreciation and amortization	23,138	35,887

Total non-current deferred income tax liabilities	23,138	35,887

Non-current net deferred income tax liability	$19,128	$23,589

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company’s deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient future taxable income during the period in which the Company’s temporary differences become deductible for tax purposes. In fiscal 2010, the Company established a valuation allowance against a portion of its deferred tax assets by recording a $11.5 million charge through provision for income taxes in its consolidated statement of operations.

The Company’s effective income tax rate differs from the federal statutory rate as follows:

	Fiscal Year Ended April 30,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	0.1	5.6	3.9
Nondeductible goodwill impairment charge	(31.2)	—	—
Valuation allowance	(4.2)	—	—
Other	—	0.3	1.2

Company’s effective income tax rate	(0.3)%	40.9%	40.1%

Upon completion of the Company’s IPO, the Company entered into a transitional agreement with Cendant Corporation, the Company’s former parent corporation now know as Avis Budget Group, Inc. (“Cendent”), which divested 100% of its ownership interest in the Company pursuant to June 2004 initial public offering (“IPO”) to provide for an orderly transition to being an independent company and to govern the continuing arrangements between the Company and Cendant. Under the tax sharing and tax indemnification provisions of the transitional agreement, adjustments to the amount of taxes due in prior periods as a result of temporary differences existing at the date of the Company’s IPO are to be recorded as an adjustment to the Special Dividend paid to Cendant immediately prior to the Company’s IPO. In October 2008, the Internal Revenue Service (“IRS”) completed its audit of the Company’s federal income tax returns for the calendar years 2005 and 2006. Upon closing the audit for those periods, the Company made a payment of $0.3 million in connection with certain accelerated deductions that were disallowed by the IRS as current deductions. In addition, the Company recorded a $3.4 million adjustment increasing additional paid-in-capital to reflect the reversal of deferred tax liabilities that represented accelerated deductions taken in years prior to the Company’s IPO which, in accordance with the transitional agreement, are the responsibility of Cendant. The Company may adjust deferred taxes and APIC in future periods as the tax returns for the years prior to the Company’s IPO are examined by the taxing authorities.

The Company is subject to United States federal income tax, as well as income tax in multiple state and local jurisdictions. The Company is no longer subject to United States federal income tax examinations for all years through calendar 2002 and calendar year 2006. The Company’s income tax returns for calendar 2003 and 2004 are currently under examination by the Internal Revenue Service as part of the audit of Cendant. With only a few exceptions, all state and local income tax examination matters have been concluded for all years through calendar 2003. The Company does not anticipate any material adjustments from any ongoing examinations.

As of and for the year ended April 30, 2010, the Company had no liability for unrecognized tax benefits nor any interest or penalties recognized related to unrecognized tax benefits. The Company does not expect any significant changes to the total amount of unrecognized tax benefits within twelve months of the current reporting date. In accordance with its policy, the Company recognizes any interest and penalties related to uncertain tax positions as a component of income tax expense.

19. FINANCIAL INSTRUMENTS

Credit Risk and Exposure

The Company invests its excess cash in deposits with high quality institutions. As of April 30, 2010, the Company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The Company had not incurred any credit risk losses related to those investments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts and notes receivable and development advance notes with its franchisees. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. As of April 30, 2010, there were no significant concentrations of credit risk with any individual franchisee or groups of franchisees. Concentrations of credit risk associated with receivables are considered minimal due to the Company’s diverse customer base. The Company maintains a provision of potential credit losses based on expected collectability of all receivables. The Company does not normally require collateral or other security to support credit sales.

Potential Exposure to Credit Losses

As a result of the continued decline in franchisee profitability, including the loss of RALs by our franchisees served by SBBT/PCB, and the current difficult economic environment that has adversely impacted franchisees ability to grow and operate their businesses including their ability to pay amounts due to the Company, the Company has experienced a significant increase in past due receivables from franchisees in the 2010 tax season compared to the same period last year. The Company’s consolidated balance sheet at April 30, 2010 included past due amounts from franchisees totaling approximately $18.5 million, which includes billed accounts and notes receivable that are classified within current assets. This compares to $10.1 million at April 30, 2009. The allowance for billed accounts and notes receivable was $5.7 million and $2.1 million at April 30, 2010 and 2009, respectively. Additionally, during the twelve months ended April 30, 2010, the Company extended payment terms on receivables due from franchisees that resulted in a transfer of amounts from current to non-current on our consolidated balance sheet of $3.0 million. There were no significant modifications to the original terms of the refinanced notes receivable. In the twelve months ended April 30, 2010, the Company wrote-off $1.7 million in receivables against the allowance accounts. The allowances for doubtful accounts require management’s judgment regarding collectability and current economic conditions to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered unlikely. There were no significant concentrations of credit risk with any individual franchisee or group of franchisees as of April 30, 2010. The Company believes that the allowances for doubtful accounts as of April 30, 2010 are currently adequate for its existing exposure to loss. The Company will be closely monitoring the performance of franchisees currently indebted to it, particularly for timely payment of past due and current receivables, and the Company will adjust the allowances accordingly if management determines that existing reserve levels are inadequate to cover estimated losses.

Accounts receivable from Santa Barbara Tax Products Group, LLC, Republic Bank & Trust Company, and MetaBank were $1.1 million, $1.2 million and $0.7 million respectively, as of April 30, 2010. The Company considers each of these financial institutions credit worthy and the Company has not historically had any credit losses in connection with related receivables.

Fair Value

Financial assets and liabilities subject to fair value measurements on a recurring basis are classified according to a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 represents observable inputs such as quoted prices in active markets. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no changes to the Company’s valuation techniques used to measure asset and liabilities fair values on a recurring basis during fiscal 2010.

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

The accompanying consolidated balance sheet includes financial instruments that are recorded at fair value as noted below:

	Fair Value As of April 30, 2010	Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Investments held in trust, current	$174	$168	$6	$—
Investments held in trust, non-current	97	93	4	—

Total	$271	$261	$10	$—

Liabilities
Derivative contracts	$4,669	$—	$4,669	$—

Total	$4,669	$—	$4,669	$—

		Fair Value at Reporting Date Using
	Fair Value As of April 30, 2009	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Investments held in trust, current	$278	$167	$111	$—
Investments held in trust, non-current	189	120	69	—

Total	$467	$287	$180	$—

Liabilities
Derivative contracts	$6,963	$—	$6,963	$—

Total	$6,963	$—	$6,963	$—

The estimated fair value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable and accrued liabilities approximate their respective carrying amounts contained on the Consolidated Balance Sheets due to the short-term maturities of these assets and liabilities. The estimated fair value of DANs approximates its carrying amount as DANs are carried on the Consolidated Balance Sheet net of both amortization and provision for uncollectible amounts. As of April 30, 2010, the estimated fair value of long-term debt approximated its carrying amount as the interest rate, excluding the $100 million of hedged borrowings, was variable and the interest rate approximates a rate in the current market.

20. FINANCIAL PRODUCT AGREEMENTS

Amended Financial Product Agreements

The Company had contractual commitments covering 100% of its Assisted Refund program and 50% of its RAL program in the 2010 tax season as compared to the Company’s RAL program for the prior tax seasons. The lack of availability of RALs in all of the tax preparation offices in the Company’s network for the 2010 tax season had a material adverse effect on its business, financial condition and results of operations. Further, questions remain regarding the regulatory oversight of the providers of RAL product and whether such providers will be permitted to continue to offer such product in the future. The Company’s financial performance will be negatively impacted going forward should the RAL product be unavailable in the marketplace, and most detrimentally should the application of regulations on financial product providers result, in whole or in part, in the RAL product being unavailable across the Company’s entire network but available to the customers of the

Company’s competitors. In fiscal 2010, 2009 and 2008, such financial product fees represented 16%, 20% and 22%, respectively, of the Company’s total revenues.

During the 2011 tax season, the Company expects that Republic Bank & Trust Company (“Republic”) will provide financial products to 50% of the Jackson Hewitt Tax Service offices. The Company’s agreement with Republic expires on October 31, 2012, subject to early termination rights by Republic. The Company is currently seeking funding sources and financial institutions to provide RALs and Assisted Refunds to the remaining 50% of Jackson Hewitt Tax Service offices not covered under the Republic agreement.

Tax Season 2010

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

Santa Barbara Tax Products Group, LLC

On January 12, 2010, the Company entered into a Letter Agreement with TPG. Under the Letter Agreement, which became effective on January 14, 2010, the Company consented to assigning to TPG, and TPG accepted the assignment of and assumed the obligations under the SBBT/PCB Agreements with respect to the provision of Assisted Refunds through Jackson Hewitt Tax Service offices during the 2010 tax season. Under the Letter Agreement, TPG was contractually obligated to provide approximately 50% of the Company’s overall Assisted Refunds program. The Letter Agreement also set forth the fees to be paid by TPG to the Company with respect to the Assisted Refunds program.

Republic Bank & Trust Company

On November 23, 2009, the Company entered into the second amendments (the “Republic Second Amendments”) to each of the Program Agreement and the Technology Services Agreement, each dated September 19, 2007 (the “Republic Agreements”) with Republic. The primary purposes of the Republic Second Amendments were to establish the fees to be paid by Republic to the Company for the 2010 tax season and the number of Jackson Hewitt Tax Service locations during the 2010 tax season in which Republic would offer, process and administer certain financial products, including RALs, to Jackson Hewitt Tax Service customers. The Republic Second Amendments provide Republic with the right to withhold certain monies otherwise payable by Republic to the Company in the event that Republic fails to attain a minimum number of financial products, Republic experiences a RAL delinquency in excess of a designated level or if Republic incurs costs in connection with the Company or any of the Company’s operator’s failure to maintain compliance with Republic’s policies and procedures.

On December 29, 2009, the Company entered into the third amendments (the “Republic Third Amendments”) to each of the Republic Agreements with Republic. The Republic Third Amendments generally amended the terms of the Republic Second Amendments and established that Republic would be the financial product provider for approximately 50% of the Company’s overall program for financial products (RALs and Assisted Refunds) for the next three tax seasons. The Republic Third Amendments extended the terms of the Republic Agreements to October 31, 2012, subject to early termination rights by Republic. Under the Republic Third Amendments, the fee structure for the 2010 tax season remained unchanged from the fee structure set forth in the Republic Second Amendments. The fee structure for each of the 2011 and 2012 tax seasons is also consistent with the fee structure for the 2010 tax season. The Republic Third Amendments are consistent with the Republic Second Amendments in providing Republic with the right to withhold certain monies otherwise payable by Republic to the Company in the event that Republic fails to attain a minimum number of financial products, Republic experiences a RAL delinquency in excess of a designated level or if Republic incurs costs in connection with the Company or any of the Company’s operator’s failure to maintain compliance with Republic’s policies and procedures. There were no such amounts withheld by Republic in connection with fees earned by the Company during the 2010 tax season. In addition, the Republic Third Amendments clarify the obligations of the Company and Republic with respect to document retention, insurance, training and marketing.

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

The Second Amended and Restated Marketing Agreement set forth the terms for the 2010 tax season under which MetaBank was responsible for issuing and managing the Company’s prepaid debit card program and providing line of credit products related to the card. The Company receives payment from MetaBank based on certain levels of revenues and gross profits. The Addendum provides that in the event MetaBank’s loan losses related to one of the line of credit products provided under the Second Amended and Restated Marketing Agreement significantly exceed MetaBank’s projected losses, the Company will make payments to MetaBank to offset such losses. The Company’s payment obligation would not arise unless MetaBank’s actual loan losses were approximately two times the level of MetaBank’s projected losses under the program. The Company’s maximum payment obligation was approximately $4 million. In fiscal 2010, the Company was not required to make any payments to MetaBank to offset actual loan losses.

Tax Season 2009

During tax season 2009, SBBT/PCB and Republic collectively provided financial products, including refund anticipation loans, to the entire network of Jackson Hewitt Tax Service offices, with SBBT/PCB providing a majority of the financial products.

SBBT/PCB: In September 2007 the Company entered into an Amended and Restated Program Agreement and Amended and Restated Technology Services Agreement with SBBT/PCB under which the Company may earn fixed and variable fees in connection with such financial products. These Agreements were scheduled to expire on October 31, 2010. The agreements with SBBT/PCB also provided them with termination rights in the event of certain circumstances. In lieu of these termination rights, the fixed fees paid to the Company may be adjusted during the tax season. As of April 30, 2009, the Company had $2.0 million recorded in deferred revenues related to a 2009 tax season adjustment which was recognized in the 2010 tax season.

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

The Republic Program Agreement provided Republic with the right to retain certain monies otherwise payable to the Company by Republic in the event that Republic failed to attain a minimum level of profitability or number of financial products or if Republic incurred costs in connection with the Company’s failure to maintain a minimum level of compliance with Republic’s policies and procedures. Republic must initially measure the profitability and compliance thresholds by July 31, 2009. No amounts were recovered by the Company based on the criteria within the Republic Program Agreement. These Agreements were scheduled to expire on October 31, 2010.

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

Tax Season 2008

During tax season 2008, Republic, SBBT/PCB and HSBC Taxpayer Financial Services Inc. (“HSBC”) collectively provided financial products to the entire network of Jackson Hewitt Tax Service offices, with SBB&T providing a majority of the financial products.

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

21. RESTRUCTURING ACTIONS AND OTHER TERMINATION CHARGES

Employee Termination Expenses: In fiscal 2010, the Company reduced its full time employee positions by approximately 15%, which resulted in employee termination expenses of $1.8 million ($0.6 million in Franchise Operations, $0.3 million in Company-Owned Office Operations and $0.9 million in Corporate and Other), excluding the departure of the Company’s former CEO and President, to further reduce its expenses while streamlining the Company’s overall organization including an emphasis on achieving more efficient and effective field operations. As of April 30, 2010, an employee termination liability of $1.3 million was included in the accompanying Consolidated Balance Sheet.

On June 4, 2009, the employment of Michael C. Yerington, formerly the Company’s Chief Executive Officer (“CEO”) and President, was terminated. Under the without cause termination provision of the Yerington Employment Agreement, Mr. Yerington received: (i) a cash severance payment of $2.8 million; (ii) the accelerated vesting of 215,258 equity-based awards; (iii) the extension of up to one year in the post-termination right to exercise stock options; and (iv) continued coverage under the Company’s health and welfare plans at employee rates for up to twenty (24) months. In fiscal 2010, the Company recorded a charge of $4.3 million in connection with Mr. Yerington’s termination.

In fiscal year 2009, as part of an initiative to achieve a lower cost structure and in connection with other personnel changes, the Company’s overall consolidated workforce was reduced by approximately 21%, which resulted in employee termination expenses of $3.4 million ($1.6 million in Franchise Operations, $0.8 million in Company-Owned Office Operations and $1.0 million in Corporate and Other). As of April 30, 2009, an employee termination liability of $2.1 million was included in the accompanying Consolidated Balance Sheet.

Lease Termination and Related Expenses: As part of an overall effort to optimize company-owned store locations and improve profitability for the 2009 tax season, 200 under-performing store locations were closed during the first quarter of fiscal 2009. In connection with this action, a charge of $1.7 million was recorded in cost of company-owned operations expense related to lease termination and related expenses, including a $0.1 million write-down of leasehold improvements, associated with 52 of these store location closures. Costs to terminate these contractual operating leases before the end of their term were measured at fair value and reduced by an amount of estimated sublease rental income that the Company believed it could reasonably obtain for the properties. As part of a continuing effort to optimize company-owned store locations and improve profitability heading into fiscal 2010, the Company decided in April 2009 to exit an additional 103 under-performing store locations. In connection with this initiative, lease termination and related costs of $5.2 million were recorded in cost of company-owned operations, which included a $0.4 million write-down of leasehold improvements. Lease termination costs were measured at fair value and reduced by an amount of estimated sublease rental income that the Company believed it could reasonably obtain for the properties. In total approximately 303 under-performing store locations were either closed, or the Company decided to exit them during fiscal 2009.

The following table summarizes the aggregate activity in the fiscal year ended April 30, 2010 in connection with the Company’s lease termination accruals as discussed above:

(In Thousands)
Accrued lease termination balance as of April 30, 2009	$4,476
Additional accruals	520
Adjustments, net (a)	(272)
Cash payments (b)	(3,516)

Accrued lease termination balance as of April 30, 2010 (c)	$1,208

(a)	These adjustments were primarily contra-expense during the period as a result of favorable negotiations with certain landlords to buy out of leases early.
(b)	Cash payments during the period consisted of $1.7 million in cash payments associated with early lease buyouts and $1.8 million associated with monthly contractual rental payments.
(c)	The balance as of April 30, 2010 consisted of $0.9 million in accounts payable and accrued liabilities and $0.3 million in other non-current liabilities in the accompanying Consolidated Balance Sheet.

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

22. SEGMENT INFORMATION

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

	Franchise Operations	Company-Owned Office Operations	Corporate and Other(a)	Total
	(In thousands)
Fiscal year ended April 30, 2010
Total revenues	$140,440	$73,322	$—	$213,762

Expenses:
Cost of operations	37,822	57,769	—	95,591
Marketing and advertising	28,448	6,313	—	34,761
Selling, general and administrative	3,695	3,297	39,906	46,898
Goodwill impairment	223,734	50,416	—	274,150
Depreciation and amortization	10,051	4,126	—	14,177

Total expenses	303,750	121,921	39,906	465,577

Loss from operations	$(163,310)	$(48,599)	$(39,906)	$(251,815)

Loss before income taxes	$(160,819)	$(48,599)	$(61,998)	$(271,416)

Total assets	$292,644	$47,297	$6,483	$346,424

Capital expenditures	$14,122	$1,538	$—	$15,660

	Franchise Operations	Company-Owned Office Operations	Corporate and Other(a)	Total
	(In thousands)
Fiscal year ended April 30, 2009
Total revenues	$170,659	$77,662	$—	$248,321

Expenses:
Cost of operations	35,059	68,681	—	103,740
Marketing and advertising	36,590	7,238	—	43,828
Selling, general and administrative	4,862	4,364	32,392	41,618
Depreciation and amortization	8,896	4,298		13,194

Total expenses	85,407	84,581	32,392	202,380

Income (loss) from operations	$85,252	$(6,919)	$(32,392)	$45,941

Income (loss) before income taxes	$86,768	$(6,919)	$(46,934)	$32,915

Total assets	$466,450	$137,381	$4,377	$608,208

Capital expenditures	$5,034	$2,569	$—	$7,603

	Franchise Operations	Company-Owned Office Operations	Corporate and Other(a)	Total
	(In thousands)
Fiscal year ended April 30, 2008
Total revenues	$191,973	$86,532	$—	$278,505

Expenses:
Cost of operations	35,383	65,886	—	101,269
Marketing and advertising	40,464	7,924	—	48,388
Selling, general and administrative	3,776	3,834	41,285	48,895
Depreciation and amortization	9,791	3,442	—	13,233

Total expenses	89,414	81,086	41,285	211,785

Income (loss) from operations	$102,559	$5,446	$(41,285)	$66,720

Income (loss) before income taxes	$104,004	$5,446	$(55,297)	$54,153

Total assets	$510,056	$89,251	$758	$600,065

Capital expenditures	$3,226	$3,215	$—	$6,441

(a)	Corporate and other expenses include unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as share-based compensation and financing costs. Total assets represent unallocated common assets supporting both segments.

Revenues earned in connection with our agreements with the providers of financial products (in aggregate) represented approximately 24% (TPG and Republic) 29% (SBB&T and Republic) and 32% (SBB&T, HSBC and Republic) of revenues included in the Franchise Operations segment in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

23. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is committed to making rental payments under non-cancelable operating leases covering primarily various facilities with the Company’s commitments expiring at various dates through 2015. Most leases require the Company to pay property taxes, maintenance, insurance, and related costs.

Future minimum lease payments required under non-cancelable operating leases are as follows:

Fiscal Year	Amount
(In thousands)
2011	$12,237
2012	7,400
2013	2,101
2014	942
2015	126

Total(a)	$22,806

(a)	Includes $1.2 million related to offices the Company exited in connection with its April 2009 restructuring action.

Rental expense is included in selling, general and administrative expense and cost of company-owned office operations in the Consolidated Statements of Operations. Certain leases also contain rent escalation clauses that require additional rental amounts in later years of the term. Rental expense for leases with escalation clauses is recognized on a straight-line basis over the non-cancelable lease term. Rental and related expenses were $19.0 million, $19.8 million and $17.1 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

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

The Second Amended and Restated Marketing Agreement set forth the terms for the 2010 tax season under which MetaBank was responsible for issuing and managing the Company’s prepaid debit card program and providing line of credit products related to the card. The Company receives payment from MetaBank based on certain levels of revenues and gross profits. The Addendum provides that in the event MetaBank’s loan losses related to one of the line of credit products provided under the Second Amended and Restated Marketing Agreement significantly exceed MetaBank’s projected losses, the Company will make payments to MetaBank to offset such losses. The Company’s payment obligation would not arise unless MetaBank’s actual loan losses were approximately two times the level of MetaBank’s projected losses under the program. The Company’s maximum payment obligation was approximately $4 million. In fiscal 2010, the Company was not required to make any payments to MetaBank to offset actual loan losses.

The Company is required to provide various types of surety bonds, such as tax return preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations to third parties. These bonds vary in duration although most are issued and outstanding from one to two years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $3.5 million, of which $1.2 million has been deposited into a restricted cash collateral account, as of April 30, 2010. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company, through TSA, provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require in certain circumstances the Company to pay penalties and interest assessed by a taxing authority. The Company had a liability of $0.1 million as of April 30, 2010 for the fair value of the obligation undertaken in issuing the guarantee. Such liabilities were included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee® product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

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

Legal Proceedings

On September 26, 2006, Willie Brown brought a purported class action complaint against the Company in the Ohio Court of Common Pleas, Cuyahoga County, on behalf of Ohio customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Ohio’s Credit Services Organization Act, and for alleged unfair and deceptive acts in violation of Ohio’s Consumer Sales Practices Act, and seeking damages and injunctive relief. On November 10, 2008, the Company filed a motion to dismiss, or alternatively, to stay proceedings and to compel arbitration. On May 5, 2009, the Court granted the Company’s motion to stay proceedings and to compel individual arbitration of Plaintiff’s claims, and denied the Company’s motion to dismiss. On October 1, 2009, Plaintiff filed an appeal in the Court of Appeals for the Eighth Appellate District, Cuyahoga County, seeking reversal of the lower Court’s order. On June 7, 2010, the parties settled the matter on an individual basis for a de minimis amount, agreed to dismiss the matter with prejudice, and without any admission of liability or wrongdoing filed a settlement stipulation with the Court of Appeals. On June 9, 2010, the Court dismissed Plaintiff’s appeal pursuant to the settlement stipulation.

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

On April 20, 2007, Brent Wooley brought a purported class action complaint against the Company and certain unknown franchisees in the United States District Court, Northern District of Illinois. The complaint, which was subsequently amended, was brought on behalf of customers who obtained tax return preparation services that allegedly included false deductions without support by the customer that resulted in penalties being assessed by the IRS against the taxpayer for violations of the Illinois Consumer Fraud and Deceptive Practices Act, and the Racketeering and Corrupt Organizations Act, and alleging unjust enrichment and breach of contract, seeking compensatory and punitive damages, restitution, and attorneys’ fees. The alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act relate to representations regarding tax return preparation, Basic Guarantee and Gold Guarantee coverage and denial of Gold Guarantee claims. Following dispositive motions, on December 24, 2008, the Company answered Plaintiff’s fourth amended complaint with respect to the remaining breach of contract claim. On January 29, 2010, Plaintiffs filed a Fifth Amended Complaint. On February 12, 2010, the Company Answered the Fifth Amended Complaint. On April 14, 2010, Plaintiffs filed a motion for class certification. The Company opposed that motion. A decision by the Court is currently pending. The case is in its pretrial stage. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On January 17, 2008, an attorney with the New York State Division of Human Rights (the “Division”) filed with the Division a Division-initiated administrative complaint against the Company for allegedly marketing loan products to individuals in New York based on their race and military status in violation of New York State’s Human Rights Law, and seeking injunctive and other relief. On February 19, 2008, the Company filed a response to the complaint with the Division. On June 30, 2008, the Division issued a determination of probable cause on the matter and determined that it had jurisdiction. The matter will be set for an administrative hearing. The Company believes that no jurisdiction exists, that it has meritorious defenses and is contesting this matter vigorously. On October 15, 2008, the Company filed a Complaint in the United States District Court, Southern District of New York against the Commissioner of the Division for injunctive and declaratory relief. On October 20, 2008, the Company filed a motion for a preliminary injunction against the Commissioner of the Division to prevent the Division from proceeding with its administrative complaint. At the request of the Division, the parties had entered into a number of stipulations to extend the Division’s response date to the Complaint until August 10, 2009 while maintaining the status quo in the administrative complaint process to permit the parties to engage in further discussions regarding these matters. Due to these ongoing discussions, on June 25, 2009, at the request of the Court, the Company agreed to withdraw its motion for a preliminary injunction without prejudice and with the understanding that the Company could refile its motion at a future date. On August 11, 2009, the Division filed a motion to dismiss the Complaint. On October 6, 2009, the Company filed a motion for summary judgment, and opposed the Division’s motion to dismiss. The parties have submitted a stipulation to the Court that provides for maintaining the status quo with respect to the administrative proceeding. Oral argument was held on June 16, 2010. A decision by the Court is currently pending. The Company is contesting this matter vigorously.

On February 8, 2008, H&R Block Tax Services, Inc. brought a patent infringement action against the Company in the U.S. District Court for the Eastern District of Texas alleging infringement of two patents (‘862 and ‘829) relating to issuing spending vehicles to an individual in exchange for the assignment of at least a portion of a payment that the individual is entitled to receive from a governmental agency, and seeking damages and injunctive relief. On April 3, 2008, the Company filed an answer denying infringement and asserting counterclaims of non-infringement and invalidity. On November 14, 2008, Plaintiff moved for leave to amend the action alleging infringement of a third patent (‘425) relating to providing a loan to a taxpayer prior to the end of the current year, the loan amount being based on the taxpayer’s estimated tax refund amount for such year. On December 23, 2008, the Court granted Plaintiff’s motion for leave to amend. On January 12, 2009, the Company answered the amended complaint denying infringement and asserting counterclaims of non-infringement and invalidity. On March 13, 2009, the Company filed a motion for summary judgment of invalidity of all asserted patent claims based on unpatentable subject matter. On August 28, 2009, the Company filed a motion for summary judgment of indefiniteness of certain of the asserted patent claims. On October 1, 2009, oral argument on the indefiniteness motion took place in connection with the claim construction (“Markman”) hearing. On November 10, 2009, the Magistrate Judge issued a Report and Recommendation that the Court hold all asserted claims of the ‘862 and ‘425 patents invalid and, in the alternative, indefinite. A decision by the District Judge on the Magistrate’s Recommendation is currently pending. On December 7, 2009, the parties filed a joint motion to stay the proceeding pending the United States Supreme Court’s decision in In re Bilski. On December 8, 2009, the Magistrate Judge issued the Court’s claim construction order. On December 10, 2009, the Court issued an order granting the parties’ joint motion to stay the proceedings. On June 28, 2010 the Supreme Court of the United States issued its opinion in In re Bilski affirming the holding of the Court of Appeals for the Federal Circuit. On June 28, 2010 the parties filed a Joint Notice and Request for Status Conference. On June 29, 2010, the Court filed a Notice of Hearing, scheduling a status conference for July 13, 2010. The Company believes it has meritorious defenses and is contesting this matter vigorously.

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

On April 14, 2009, Quiana Norris brought a purported class action complaint against the Company in the Superior Court of Indiana, Marion County, on behalf of Indiana customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Indiana’s Credit Services Organization Act, and seeking damages and injunctive relief. On May 1, 2009, the Company filed a notice removing the complaint to the United States District Court for the Southern District of Indiana. On June 8, 2009 the Company filed a motion to dismiss. On December 7, 2009, the Court granted the Company’s motion to dismiss in all respects, dismissing the Plaintiff’s complaint. On January 18, 2010, Plaintiff filed a First Amended Complaint. On February 4, 2010, the Company filed a motion to dismiss the First Amended Complaint. On June 28, 2010, the Court granted the Company’s motion to dismiss in all respects, dismissing the Plaintiff’s First Amended Complaint with prejudice. Plaintiff has the right to appeal. If Plaintiff appeals the Court’s decision, the Company will continue to contest this matter vigorously.

On April 29, 2009, Sherita Fugate brought a purported class action complaint against the Company in the Circuit Court of Missouri, Jackson County, on behalf of Missouri customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Missouri’s Credit Services Organization Act, for an alleged violation of Missouri’s Merchandising Practices Act, and seeking damages and injunctive relief. On May 29, 2009, the Company filed a motion to dismiss. On March 10, 2010, the Court granted the Company’s motion to dismiss in all respects, dismissing the Plaintiff’s complaint. On April 13, 2010, Plaintiff filed a notice of appeal. The Company believes it has meritorious arguments in opposing this appeal and will continue to contest this matter vigorously.

On September 2, 2009, Nancee Thomas brought a purported class action complaint against the Company in the Ohio Court of Common Pleas, Cuyahoga County, on behalf of Ohio customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Ohio’s Credit Services Organization Act, and seeking damages and injunctive relief. On October 15, 2009, the Company filed a motion to dismiss. On December 8, 2009, Plaintiffs filed a First Amended Complaint adding Paul Thomas as an additional plaintiff. On March 25, 2010, the Court granted the Company’s motion to dismiss. On April 23, 2010, Plaintiff filed a notice of appeal. The Company believes it has meritorious arguments in opposing the appeal and will continue to contest this matter vigorously.

On April 29, 2010, Cecile Carriere brought a purported class action complaint against the Company in the District Court for the Parish of St. Tammany, Louisiana, on behalf of Louisiana customers who obtained RALs and other loans facilitated by the Company, for an alleged failure to comply with Louisiana loan broker statutes, for rescission, payment of a thing not owed, and seeking damages and injunctive and declaratory relief. On June 16, 2010, the Company filed a motion to dismiss. The Company believes it has meritorious defenses and will continue to contest this matter vigorously.

On January 24, 2007, Ellen and Frank Kaman brought an action against the Company, Daniel Prewett (“Prewett”), and J.H. Investment Services, Inc. (“J.H. Investment”) in the Circuit Court for Sarasota County, Florida. Plaintiffs’ Third Amended Complaint alleges actual agency, apparent agency and negligence against the Company alleging that the Company allowed J.H. Investment to utilize the Company’s name in a manner that caused Plaintiffs to believe that J.H. Investment was acting as the Company’s actual or apparent agent. On August 11, 2009, the Company filed a motion for summary judgment. On October 7, 2009, the Court granted the Company’s motion for summary judgment on Plaintiff’s actual agency count and denied the Company’s motion for the apparent agency and negligence counts. The case was tried before a jury from February 1, 2010 to February 10, 2010. The jury found the Company liable to Plaintiffs based on apparent agency and negligence. The jury declined to award punitive damages. The Court established Plaintiffs’ compensatory damages at $575,000, and awarded an additional $264,332 in prejudgment interest. On April 16, 2010, the Company filed a notice of appeal in the Florida Second District Court of Appeals. The Company believes that it has meritorious arguments for its appeal, and will continue to contest this matter vigorously.

In addition to the Kaman matter, thirteen other matters relating to J.H. Investment in which the Company is a defendant are pending in Sarasota County, Florida. These thirteen other matters allege negligence, actual agency, apparent agency, constructive fraud, and breach of fiduciary duty against the Company, and assert an aggregate of approximately $18,000,000 in damages, in addition to seeking punitive damages. While any final results in the Kaman matter have no collateral estoppel effects on any of these matters, Court rulings on the Company’s appeal are likely to affect the timing of when, and the strength of how, these matters are advanced. The Company believes that it has meritorious defenses and is contesting these matters vigorously.

The Company is from time to time subject to other legal proceedings and claims in the ordinary course of business, including matters more properly alleged against other parties (generally, the Company’s franchisees), none of which the Company believes is likely to have a material adverse effect on its financial position, results of operations or cash flows.

24. SUPPLEMENTARY DATA: SELECTED CONSOLIDATED QUARTERLY DATA (UNAUDITED)

The following table presents the Company’s unaudited consolidated statements of operations data for each of the eight quarters in the two-year period ended April 30, 2010. In the Company’s opinion, this information has been presented on the same basis as the audited Consolidated Financial Statements beginning on page 36 of this Annual Report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited Consolidated Financial Statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. The Company expects the quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in “Part I. Item 1A.—Risk Factors.”

	Fiscal Year 2010 Quarter Ended
	April 30, 2010	January 31, 2010	October 31, 2009	July 31, 2009
	(In thousands, except per share amounts)
Revenues	$125,583	$79,102	$4,032	$5,045

Income (loss) from operations	$57,792	$(248,937)	$(28,165)	$(32,505)

Net income (loss)	$48,084	$(279,025)	$(19,478)	$(21,840)

Earnings (loss) per share:
Basic	$1.68	$(9.75)	$(0.68)	$(0.76)

Diluted	$1.67	$(9.75)	$(0.68)	$(0.76)

Highlights:

Three Months Ended April 30, 2010

Notable expenses included employee termination and related expenses of $1.0 million.

Three Months Ended January 31, 2010

Notable expenses included a non-cash goodwill impairment charge of $274.1 million.

Three Months Ended July 31, 2009

Notable expenses included a termination charge of $4.3 million related to the departure of our former Chief Executive Officer.

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

The accumulation of four quarters in fiscal years 2010 and 2009 for earnings (loss) per share may not equal the related per share amounts for the years ended April 30, 2010 and 2009 due to the timing of the exercise of stock options and the anti-dilutive effect of stock options.

25. SUBSEQUENT EVENT

The Company has evaluated subsequent events through the issuance date of its fiscal 2010 Form 10-K and discloses the following events that have occurred since April 30, 2010. None of these events would require recognition in the Consolidated Financial Statements.

NYSE Notification

On June 21, 2010, the Company was notified by the New York Stock Exchange (“NYSE”) that it had fallen below compliance with the NYSE continued listing standards. The Company is considered below the criteria established by the NYSE for continued listing standards because its average global equity market capitalization fell below $50 million on a trailing 30 consecutive trading-day period, and because its stockholders’ equity was below $50 million in its Form 10-Q for the period ended January 31, 2010.

The Company intends to notify the NYSE that it will submit a plan within 45 days from the receipt of the NYSE notice that demonstrates its ability to regain compliance within 18 months. Upon receipt of the plan, the NYSE has 45 calendar days to review and determine whether the Company has made a reasonable demonstration of its ability to come into conformity with the relevant standards within the 18-month period. The NYSE will either accept the plan, at which time the Company will be subject to ongoing monitoring for compliance with this plan, or the NYSE will not accept the plan and the Company will be subject to suspension and delisting proceedings. During the 18-month cure period, the Company’s shares will continue to be listed and traded on the NYSE, subject to its compliance with other NYSE continued listing standards. In addition, failure to maintain an average closing price of the Company’s stock above $1.00 per share over a consecutive 30 day trading period would trigger a further compliance notification by the NYSE with a potential six month cure period.

Republic Program Agreement Amended

On June 30, 2010, the Company entered into the Fourth Amendment (the “Fourth Program Agreement Amendment”) to the Program Agreement, dated September 19, 2007 (the “Republic Program Agreement”) with Republic, as subsequently amended by the parties on December 2, 2008, November 23, 2009 and December 29, 2009. The Fourth Program Agreement Amendment extends the date by which Republic, at its option, may terminate the Republic Program Agreement from June 30, 2010 until September 30, 2010. Republic requested this amendment in light of the fact that no decision or guidance has yet been provided by the IRS working group with respect to any required changes in the provision of RALs for the upcoming tax season.

SCHEDULE II

JACKSON HEWITT TAX SERVICE INC.

VALUATION AND QUALIFYING ACCOUNTS

	Fiscal Year Ended April 30,
	2010	2009	2008
	(in thousands)
Valuation and Qualifying Accounts Allowance for Doubtful Accounts(1):
Balance at beginning of fiscal year	$4,921	$2,194	$3,029
Charged to expenses, net	9,705	6,912	5,395
Deductions	(4,731)	(4,185)	(6,230)

Balance at end of fiscal year	$9,895	$4,921	$2,194

Deferred Tax Asset Valuation Allowance:
Balance at beginning of fiscal year	$116	$1,112	$1,112
Charged to expenses	11,493	—	—
Deductions	(34)	(996)	—

Balance at end of fiscal year	$11,575	$116	$1,112

(1)	Represents aggregate allowance for doubtful accounts related to accounts receivable, notes receivable and development advances.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2009. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of April 30, 2010, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. Their report is included herein.

(c) Changes in Internal Control over Financial Reporting.

During the fourth quarter of fiscal 2010, there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

There is no other information to be disclosed.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained in our Proxy Statement under the sections titled “Board of Directors and Corporate Governance—General”, “Executive Officers”, “Board of Directors and Corporate Governance-Background and Qualifications of the Nominees”, “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance—Committees of the Board—Audit Committee” is incorporated herein by reference in response to this item.

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

Equity Compensation Plan Information

The following table provides information about shares of common stock that may be issued upon the exercise of stock options and in connection with outstanding shares of restricted stock and RSUs under all of our existing equity compensation plans as of April 30, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options and in Connection with Outstanding RSUs(1)	Weighted-Average Exercise Price of Outstanding Stock Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by our stockholders(2)	2,159,526	$18.40	2,638,106

(1)	Excludes 1,702,370 shares of common stock previously issued under our Amended and Restated 2004 Equity and Incentive Plan, as may be amended from time to time, including, options for common stock that have been exercised, shares outstanding of restricted stock and, in connection with our IPO, the issuance of common stock to employees in exchange for their Cendant RSUs.
(2)	Includes options and other awards granted under our Amended and Restated 2004 Equity and Incentive Plan, as may be amended from time to time, and our Non-Employee Directors Deferred Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements. The index to the Consolidated Financial Statements is found on page 55 of this Report.

(2) Financial Statement Schedule. Financial Statement Schedule II is found on page 101 of this Report.

(3) Exhibits. The list of exhibits set forth on the Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 14, 2010.

JACKSON HEWITT TAX SERVICE INC.

By:	/s/ HARRY W. BUCKLEY
Harry W. Buckley
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DANIEL P. O’BRIEN
Daniel P. O’Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ CORRADO DEPINTO
Corrado DePinto
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 14, 2010.

Signature	Title

/s/ MARGARET MILNER RICHARDSON Margaret Milner Richardson	Non-Executive Chair of the Board

/s/ HARRY W. BUCKLEY Harry W. Buckley	President and Chief Executive Officer (Principal Executive Officer)

/s/ DANIEL P. O’BRIEN Daniel P. O’Brien	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ ULYSSES L. BRIDGEMAN, JR. Ulysses L. Bridgeman, Jr.	Director

/s/ RODMAN L. DRAKE Rodman L. Drake	Director

/S/ PETER F. REILLY Peter F. Reilly	Director

/s/ LOUIS P. SALVATORE Louis P. Salvatore	Director

/s/ JAMES C. SPIRA James C. Spira	Director

Exhibit Index

Exhibit No.	Description of Document

2.1**	Asset Purchase Agreement, dated September 27, 2007, by and among Tax Services of America, Inc., Smart Tax of Georgia Inc., and each of the shareholders of Smart Tax of Georgia, Inc., filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

2.2**	Asset Purchase Agreement, dated September 27, 2007, by and among Tax Services of America, Inc., Smart Tax, Inc., and each of the shareholders of Smart Tax, Inc., filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

2.3**	Asset Purchase Agreement, dated September 27, 2007, by and among Tax Services of America, Inc., Sofar, Inc., and each of the shareholders of Sofar, Inc., filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

3.2	Amended and Restated By-Laws of Jackson Hewitt Tax Service Inc., dated December 15, 2008, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 17, 2008, file number 1-32215, is incorporated herein by reference.

4.1	Form of Common Stock Certificate filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.1	Transitional Agreement among Cendant Corporation, Cendant Operations, Inc. and Jackson Hewitt Tax Service Inc., dated June 25, 2004, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference.

10.2	Form of Franchise Agreement, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005, file number 1-32215, is incorporated herein by reference.

10.3*	Employee Stock Purchase Plan, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.

10.4*	Non-employee Directors Deferred Compensation Plan, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.

10.5	Lease Agreement dated as of May 1, 2005 by and between Dun & Bradstreet, Inc. and Jackson Hewitt Tax Service Inc., filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K dated May 5, 2005, file number 1-32215, is incorporated herein by reference.

10.6	Gateway Building D Office Lease, made as of November 17, 2005, between Sarasota Gateway Building D, LLLP and Jackson Hewitt Inc., filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2005, file number 1-32215, is incorporated herein by reference.

10.7	Letter Agreement, dated May 11, 2006, by and between Jackson Hewitt Tax Service Inc. and American Stock Transfer and Trust Company, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2006, file number 1-32215, is incorporated herein by reference.

Exhibit No.	Description of Document

10.8*	Employment Agreement between Jackson Hewitt Tax Service Inc. and Steven L. Barnett, effective as of July 20, 2006, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006, file number 1-32215, is incorporated herein by reference.

10.9*	Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 22, 2006, file number 1-32215, is incorporated herein by reference.

10.10*	Jackson Hewitt Tax Service Inc. Amended and Restated Nonqualified Deferred Compensation Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 22, 2006, file number 1-32215, is incorporated herein by reference.

10.11	Amended and Restated Credit Agreement among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc. and Hewfant, Inc., as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as co-Syndication Agents, JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as co- Documentation Agents, and Wachovia Capital Markets, LLC, as Sole Lead Arranger and Sole Book Runner, dated as of October 6, 2006, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006, file number 1-32215, is incorporated herein by reference.

10.12*	Form of Executive Officer Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2006, file number 1-32215, is incorporated herein by reference.

10.13**	Program Agreement, dated September 19, 2007, between Jackson Hewitt Inc. and Republic Bank & Trust Company, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.14**	Technology Services Agreement, dated September 19, 2007, between Jackson Hewitt Technology Services LLC and Republic Bank & Trust Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.15**	Amended and Restated Program Agreement, dated September 21, 2007, between Jackson Hewitt Inc. and Santa Barbara Bank & Trust, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.16**	Amended and Restated Technology Services Agreement, dated September 21, 2007, between Jackson Hewitt Technology Services LLC and Santa Barbara Bank & Trust, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.17*	Form of Executive Officer Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan, filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.18*	Separation Agreement and General Release, dated October 18, 2007, by and between Jackson Hewitt Tax Service Inc. and Michael D. Lister, filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

Exhibit No.	Description of Document

10.19	First Amendment to Amended and Restated Credit Agreement, dated October 31, 2007, among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc. and Hewfant, Inc., as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as co-Syndication Agents, and JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as co- Documentation Agents, filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.20	Second Amendment to Amended and Restated Credit Agreement, dated May 21, 2008, among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc. and Hewfant, Inc., as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as co-Syndication Agents, and JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as co- Documentation Agents, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2008, file number 1-32215, is incorporated herein by reference.

10.21*	Form of Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2008, file number 1-32215, is incorporated herein by reference.

10.22*	Form of Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2008, file number 1-32215, is incorporated herein by reference.

10.23*	Form of Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2008, file number 1-32215, is incorporated herein by reference.

10.24*	Form of Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2008, file number 1-32215, is incorporated herein by reference.

10.25**	Amended and Restated Marketing Agreement, dated November 17, 2008, between Jackson Hewitt Inc. and Metabank d/b/a Meta Payment Systems, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.26**	First Addendum to Amended and Restated Marketing Agreement, dated November 17, 2008, between Jackson Hewitt Inc. and Metabank d/b/a Meta Payment Systems, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.27**	First Amendment to Program Agreement, dated December 2, 2008, between Jackson Hewitt Inc. and Republic Bank & Trust Company, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.28**	First Amendment to Technology Services Agreement, dated December 2, 2008, between Jackson Hewitt Inc. and Republic Bank & Trust Company, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

Exhibit No.	Description of Document

10.29*	Form of Non-Performance Based Executive Officer Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.30*	Form of Performance Based Executive Officer Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.31*	Form of Performance Based Executive Officer Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.32*	Form of Performance Based Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.33	Kiosk License Agreement, dated March 11, 2009, between Wal-Mart Stores East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores Texas, LLC, Jackson Hewitt Inc. and Tax Services of America, Inc. filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009, file number 1-32215, is incorporated herein by reference.

10.34	Agreement for Third Amendment of Amended and Restated Credit Agreement, dated April 27, 2009, among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc. and Hewfant, Inc., the Lenders named therein and Wachovia Bank, National Association, as Administrative Agent for the Lenders, filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2009, file number 1-32215, is incorporated by reference herein.

10.35	Pledge and Security Agreement, dated April 27, 2009, by Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc., Hewfant, Inc., Jackson Hewitt Corporate Services Inc. and Jackson Hewitt Technology Services LLC, in favor of Wachovia Bank, National Association, as Administrative Agent for the Lenders party to the Amended and Restated Credit Agreement, filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2009, file number 1-32215, is incorporated by reference herein.

10.36*	Executive Employment Agreement between Jackson Hewitt Tax Service Inc. and Harry W. Buckley, effective as of July 13, 2009, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009, file number 1-32215, is incorporated herein by reference.

10.37*	Separation Agreement and General Release, dated July 14, 2009, by and between Jackson Hewitt Tax Service Inc. and Michael C. Yerington, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009, file number 1-32215, is incorporated herein by reference.

10.38	First Amendment, dated as of September 23, 2009, to Rights Agreement, dated as of June 24, 2004, between Jackson Hewitt Tax Service Inc. and American Stock Transfer & Trust Company (as successor to The Bank of New York) as Rights Agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 24, 2009, file number 1-32215, is incorporated herein by reference.

Exhibit No.	Description of Document

10.39**	First Addendum to Second Amended and Restated Marketing Agreement, dated November 16, 2009, between Jackson Hewitt Inc. and Metabank d/b/a Meta Payment Systems, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009, file number 1-32215, is incorporated herein by reference.

10.40**	Amendment No. 1 to Amended and Restated Program Agreement, dated November 23, 2009, between Jackson Hewitt Inc. and Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A., filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009, file number 1-32215, is incorporated herein by reference.

10.41**	Amendment No. 1 to Amended and Restated Technology Services Agreement, dated November 23, 2009, between Jackson Hewitt Technology Services LLC and Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A., filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009, file number 1-32215, is incorporated herein by reference.

10.42**	Second Amendment to Program Agreement, dated November 23, 2009, between Jackson Hewitt Inc. and Republic Bank & Trust Company, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009, file number 1-32215, is incorporated herein by reference.

10.43**	Second Amendment to Technology Services Agreement, dated November 23, 2009, between Jackson Hewitt Technology Services LLC and Republic Bank & Trust Company, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009, file number 1-32215, is incorporated herein by reference.

10.44**	Third Amendment to Program Agreement, dated December 29, 2009, between Jackson Hewitt Inc. and Republic Bank & Trust Company, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2010, file number 1-32215, is incorporated herein by reference.

10.45**	Third Amendment to Technology Services Agreement, dated December 29, 2009, between Jackson Hewitt Technology Services LLC and Republic Bank & Trust Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2010, file number 1-32215, is incorporated herein by reference.

10.46**	Letter Agreement, dated January 12, 2010, among Jackson Hewitt Inc., Jackson Hewitt Technology Services LLC and Santa Barbara Tax Products Group, LLC, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2010, file number 1-32215, is incorporated herein by reference.

10.47**	Second Amended and Restated Marketing Agreement, dated November 16, 2009, between Jackson Hewitt Inc. and Metabank d/b/a Meta Payment Systems, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2010, file number 1-32215, is incorporated herein by reference.

10.48*	Letter from Jackson Hewitt Tax Service Inc. to Harry W. Buckley, dated May 19, 2010, regarding Mr. Buckley’s awards under the Special Incentive Program.

10.49*	Letter from Jackson Hewitt Tax Service Inc. to Daniel P. O’Brien, dated May 19, 2010, regarding Mr. O’Brien’s awards under the Special Incentive Program.

10.50*	Letter from Jackson Hewitt Tax Service Inc. to Steven L. Barnett, dated May 19, 2010, regarding Mr. Barnett’s awards under the Special Incentive Program.

10.51*	Restricted Stock Award Agreement, dated June 28, 2010, , between Jackson Hewitt Tax Service Inc. and Harry W. Buckley.

Exhibit No.	Description of Document

10.52*	Restricted Stock Award Agreement, dated June 28, 2010, between Jackson Hewitt Tax Service Inc. and Daniel P. O’Brien.

10.53*	Restricted Stock Award Agreement, dated June 28, 2010, between Jackson Hewitt Tax Service Inc. and Steven L. Barnett.

10.54	Fourth Amendment to Program Agreement, dated June 30, 2010, between Jackson Hewitt Inc. and Republic Bank & Trust Company, filed as Exhibit 10.1 to Company’s Current Report on Form 8-K dated July 2, 2010, file number 1-32215, is incorporated herein by reference.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan
**	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.