Form 10-Q/A
period 2009-10-31
JACKSON HEWITT TAX SERVICE INC
filed 2010-08-03
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Jackson Hewitt Tax Service Inc. (the “Company”) for the period ended October 31, 2009, initially filed on December 12, 2009 (the “Initial Filing”), is being filed with the Securities and Exchange Commission (the “Commission”) for the sole purpose of amending, in response to comments of the Commission, Exhibits 10.1 and 10.2 to the Initial Filing in order to disclose certain information for which the Company previously requested confidential treatment. Exhibits 10.1 and 10.2 hereto supersede in their entirety Exhibits 10.1 and 10.2 to the Initial Filing. Except as described herein, this Amendment does not revise, update or in any way affect any disclosure contained in the Initial Filing and does not reflect events that may have occurred subsequent to the original filing date. This Amendment should be read in conjunction with our other filings with the Commission made subsequent to Initial Filing.

Item 6.	Exhibits.

Exhibits: We have filed the following exhibits in connection with this report:

10.1*	Second Amended and Restated Marketing Agreement, dated November 16, 2009, between Jackson Hewitt Inc. and Metabank d/b/a Meta Payment Systems, filed herewith.

10.2*	First Addendum to Second Amended and Restated Marketing Agreement, dated November 16, 2009, between Jackson Hewitt Inc. and Metabank d/b/a Meta Payment Systems, filed herewith.

10.3*	Amendment No. 1 to Amended and Restated Program Agreement, dated November 23, 2009, between Jackson Hewitt Inc. and Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A., filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

10.4*	Amendment No. 1 to Amended and Restated Technology Services Agreement, dated November 23, 2009, between Jackson Hewitt Technology Services LLC and Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A., filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

10.5*	Second Amendment to Program Agreement, dated November 23, 2009, between Jackson Hewitt Inc. and Republic Bank & Trust Company., filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

10.6*	Second Amendment to Technology Services Agreement, dated November 23, 2009, between Jackson Hewitt Technology Services LLC and Republic Bank & Trust Company., filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002., filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002., filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

*	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2010.

JACKSON HEWITT TAX SERVICE INC.

By:	/S/ DANIEL P. O’BRIEN
Daniel P. O’Brien
Executive Vice President and Chief Financial Officer