Form 10-K/A
period 2010-04-30
JACKSON HEWITT TAX SERVICE INC
filed 2010-08-12
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

The Company is filing this Form 10-K/A (Amendment No. 1) to correct the presentation of certain information in the Consolidated Statements of Cash Flows, which has been restated for the year ended April 30, 2010. As discussed in Note 26 to the Consolidated Financial Statements in Item 8, corrections were made relating to cash payments during fiscal 2010 for acquisitions as well as a correction of the numerical sign within the cash flow supporting documentation used for the presentation of restricted cash and change in cash overdraft, which caused a reclassification between investing and financing activities to operating activities. As a result of the errors, the Company has re-evaluated their controls and have determined they have a material weakness. See Item 9-A.

These corrections in presentation have no effect on the Company’s Consolidated Statement of Operations, including net loss and loss per share, the Consolidated Balance Sheet or the Company’s compliance with the financial covenants contained in the Credit Agreement, as amended and restated on April 30, 2010. Such changes affect Items 7, 8, 9A and 15 in this Form 10-K/A. All other information in this amendment is presented as of the date of the original filing.

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

The following discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements beginning on page 60, in this Annual Report on Form 10-K/A.

Subsequent to the filing of our fiscal 2010 Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated for the effects of the restatement in Note 26 of the Consolidated Financial Statements.

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

Sources and Uses of Cash

Operating activities

In fiscal 2010, we used $46.9 million more cash for operations as compared to fiscal 2009 which was largely affected by the impact of lower revenues earned in the current reporting period due principally from the loss of RAL product in 50% of our markets. Described below are some of the more significant items that contributed to, or partially offset, our net cash used:

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

Investing activities

In fiscal 2010, we used $5.4 million less cash for investing activities as compared to fiscal 2009, primarily due to an $11.0 million reduction in cash paid for the acquisition of tax return preparation businesses and lower funding provided to franchisees of $2.9 million. Partially offsetting the overall decrease in net cash used for investing activities was higher capital expenditures of $7.3 million for kiosks in our company owned stores and leased to franchisees in support of our expanded Walmart opportunity, deposits placed into a collateral account of $1.2 million in connection with an appeal bond relating to a legal proceeding and various surety bonds and $0.8 million for other capital expenditures primarily due to increased computer software development costs.

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

Financing activities

In fiscal 2010, we used $56.3 million less cash from financing activities as compared to fiscal 2009, primarily due to lower dividend payments of $15.3 million and higher net borrowings under our credit facility of $41 million.

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

Parsippany, New Jersey

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 26 to the financial statements, the accompanying 2010 financial statements have been restated to correct a misstatement.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 13, 2010 (August 12, 2010 as to the material weakness), expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

July 13, 2010 (August 12, 2010 as to Note 25 and to the effects of the restatement discussed in Note 26)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jackson Hewitt Tax Inc.:

We have audited Jackson Hewitt Tax Service Inc. and subsidiaries (the “Company’s”) internal control over financial reporting as of April 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our report dated July 13, 2010, we expressed an unqualified opinion on internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the previously issued consolidated financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: Management has concluded that the internal control over financial reporting, specifically with respect to the preparation of the cash flows statement, is not effective. The conclusion was based on management’s determination that the Company did not perform an adequate independent review and maintain effective controls over the preparation of the cash flow statement. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2010, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2010, of the Company and our report dated July 13, 2010 (August 12, 2010 as to Note 25 and to the effects of the restatement discussed in Note 26) expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the restatement and going concern.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

July 13, 2010 (August 12, 2010 as to the material weakness)

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

See Notes to Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended April 30,
	2010	2009	2008
	Restated (see Note 26)
Operating Activities:
Net (loss) income	$(272,259)	$19,464	$32,427
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	14,177	13,194	13,233
Amortization of development advances	1,431	2,367	1,625
Amortization of deferred financing costs	1,899	590	208
Provision for uncollectible receivables, net	9,705	6,912	5,395
Share-based compensation	4,043	3,439	7,686
Loss on disposal of long-lived assets	—	534	—
Deferred income taxes	(3,627)	(5,912)	(407)
Goodwill impairment	274,150	—	—
Excess tax benefits on stock options exercised	—	—	(3,882)
Other	230	(205)	—
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(10,946)	(9,191)	(5,976)
Notes receivable	1,535	727	1,800
Prepaid expenses and other	(906)	(1,566)	(1,768)
Accounts payable, accrued and other liabilities	(14,820)	8,803	(7,039)
Income taxes payable	(7,226)	1,343	(6,473)
Deferred revenues	(2,399)	1,396	(2,880)

Net cash (used) provided by operating activities	(5,013)	41,895	33,949

Investing Activities:
Capital expenditures	(9,544)	(7,603)	(6,441)
Capital expenditures – equipment leased to franchisees	(6,116)	—	—
Restricted cash	(1,195)	—	—
Funding provided to franchisees	(3,671)	(6,550)	(9,364)
Proceeds from repayments by franchisees	3,046	2,271	2,426
Cash paid for acquisitions	(3,462)	(14,504)	(17,669)

Net cash used in investing activities	(20,942)	(26,386)	(31,048)

Financing Activities:
Common stock repurchases	—	—	(98,991)
Borrowings under revolving credit facilities	138,000	221,000	478,000
Repayment of borrowings under revolving credit facilities	(96,000)	(220,000)	(374,000)
Dividends paid to stockholders	—	(15,341)	(21,342)
Restricted stock payments	(243)	—	—
Debt issuance costs	(4,004)	(4,208)	(110)
Proceeds from issuance of common stock	—	10	12,019
Excess tax benefits on stock options exercised	—	—	3,882
Change in cash overdrafts	(1,258)	(1,258)	542

Net cash provided (used) in financing activities	36,495	(19,797)	—

Net increase (decrease) in cash and cash equivalents	10,540	(4,288)	2,901
Cash and cash equivalents, beginning of fiscal year	306	4,594	1,693

Cash and cash equivalents, end of fiscal year	$10,846	$306	$4,594

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$11,697	$19,584	$28,625

Interest	$20,074	$13,804	$13,698

Supplemental disclosure for non-cash investing and financing transactions:
Adjustment to Special Dividend (Note 18)	$—	$3,405	$—

Reduction of receivables as consideration in acquisitions (Note 12)	$4,984	$235	$—

Accrued purchase price obligations	$—	$2,046	$10,853

Purchase accounting adjustments	$(450)	$(832)	$(125)

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

The Company has provided a business plan to its lenders, as required under the amended credit agreement. These materials are currently being reviewed by the lenders and their advisors. The Company is in compliance with all terms of the credit agreement as of April 30, 2010. However, not all of the conditions that could lead to a default under the credit agreement are under the control of Jackson Hewitt. If a default were declared and the amended credit facility were to be terminated, there can be no assurance that any debt or equity financing alternatives will be available to the Company when needed or, if available at all, on terms which are acceptable to the Company. As such, there can be no assurance that the Company will have sufficient funding to meet its obligations through the conclusion of the Company’s 2011 fiscal year. In this event, the Company may be required to consider restructuring alternatives, including seeking protection from creditors under bankruptcy laws. The Company’s financial statements for the year ended April 30, 2010 were prepared assuming the Company will continue as a going concern. Given the conditions outlined above and, specifically, the lenders’ ability to accelerate borrowings outstanding in the event of default, uncertainty arises that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and settle its liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company be unable to continue as a going concern.

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

24. SUPPLEMENTARY DATA: SELECTED CONSOLIDATED QUARTERLY DATA (UNAUDITED)

The following table presents the Company’s unaudited consolidated statements of operations data for each of the eight quarters in the two-year period ended April 30, 2010. In the Company’s opinion, this information has been presented on the same basis as the audited Consolidated Financial Statements beginning on page 56 of this Annual Report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited Consolidated Financial Statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. The Company expects the quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in “Part I. Item 1A.—Risk Factors.”

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

25. SUBSEQUENT EVENT

The Company has evaluated subsequent events through the issuance date of its fiscal 2010 Form 10-K/A and discloses the following events that have occurred since April 30, 2010. None of these events would require recognition in the Consolidated Financial Statements.

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

The Company submitted a plan to the NYSE on August 4, 2010, within the required 45 day time period, in order to demonstrate its ability to regain compliance within 18 months. Upon receipt of the plan, the NYSE has 45 calendar days to review and determine whether the Company has made a reasonable demonstration of its ability to come into conformity with the relevant standards within the 18-month period. The NYSE will either accept the plan, at which time the Company will be subject to ongoing monitoring for compliance with this plan, or the NYSE will not accept the plan and the Company will be subject to suspension and delisting proceedings. During the 18-month cure period, the Company’s shares will continue to be listed and traded on the NYSE, subject to its compliance with other NYSE continued listing standards. In addition, failure to maintain an average closing price of the Company’s stock above $1.00 per share over a consecutive 30 day trading period would trigger a further compliance notification by the NYSE with a potential six month cure period.

Republic Program Agreement Amended

On June 30, 2010, the Company entered into the Fourth Amendment (the “Fourth Program Agreement Amendment”) to the Program Agreement, dated September 19, 2007 (the “Republic Program Agreement”) with Republic, as subsequently amended by the parties on December 2, 2008, November 23, 2009 and December 29, 2009. The Fourth Program Agreement Amendment extends the date by which Republic, at its option, may terminate the Republic Program Agreement from June 30, 2010 until September 30, 2010. Republic requested this amendment in light of the fact that no decision or guidance had at that point been provided by the IRS working group with respect to any required changes in the provision of RALs for the upcoming tax season.

IRS Announcement

On August 5, 2010, the IRS announced that starting with the upcoming 2011 tax filing season it will no longer provide tax preparers and associated financial institutions with the debt indicator, which is used to facilitate RALs. The Company is currently assessing the impact on its business as a result of the IRS’s announcement.

26. RESTATEMENT

Subsequent to the issuance of the Company’s April 30, 2010 Consolidated Financial Statements, there were certain errors identified relating to the presentation of cash flows for the fiscal year ended April 30, 2010. These errors related to (i) a classification of $1.5 million in cash paid during fiscal 2010 for acquisitions that were incorrectly reflected as an operating activity in accounts payable and should have been classified as cash paid for acquisitions in investing activities; (ii) an incorrect numerical sign within the cash flow supporting documentation which caused an error in classification of $2.4 million in restricted cash deposits between investing activities and operating activities, and (iii) a $2.5 million change in cash overdrafts between financing activities and operating activities.

The changes to the Consolidated Statement of Cash Flows are as follows:

	Fiscal Year Ended April 30, 2010
	As Reported	As Restated
Operating Activities:
Changes in assets and liabilities, excluding the impact of acquisitions:
Prepaid expenses and other	$(3,296)	$(906)
Accounts payable, accrued and other liabilities	(18,875)	(14,820)

Net cash used by operating activities	$(11,458)	$(5,013)

Investing Activities:
Restricted cash	$1,195	$(1,195)
Cash paid for acquisitions	(1,923)	(3,462)

Net cash used in investing activities	$(17,013)	$(20,942)

Financing Activities:
Change in cash overdrafts	$1,258	$(1,258)

Net cash provided in financing activities	$39,011	$36,495

The correction of these errors does not change the Company’s net increase in cash and cash equivalents for fiscal 2010 or the amount of the cash and cash equivalents as of April 30, 2010. Additionally, the changes in presentation have no effect on the Company’s Consolidated Statement of Operations, including net loss and loss per share, the Consolidated Balance Sheet or compliance with the financial covenants contained in the Credit Agreement, as amended and restated on April 30, 2010.

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

As discussed in Note 26 of Notes to Consolidated Financial Statements in Part II—Item 8 and Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, the Company has restated its previously issued Consolidated Financial Statements for fiscal 2010. The restatement was required as a result of errors identified in the classification of certain items in the Consolidated Statement of Cash Flows for fiscal 2010.

(a) Disclosure Controls and Procedures.

In connection with the Company’s original Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer had concluded that the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of April 30, 2010. In connection with the restatement, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on management’s re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures pertaining specifically to the preparation of the Consolidated Statement of Cash Flows for fiscal 2010 were not effective. The conclusion was based on management’s determination that the failure of the Company to perform adequate independent review and maintain effective controls over the preparation of the Consolidated Statement of Cash Flows constituted a material weakness in the Company’s internal control over financial reporting as of April 30, 2010.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2010. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Management Report, in the Company’s original Annual Report on Form 10-K, management had concluded that, as of April 30, 2010, the Company’s internal control over financial reporting was effective. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Subsequently, management has concluded that the internal control over financial reporting, specifically with respect to the preparation of the Consolidated Statement of Cash Flows, is not effective. The conclusion was based on management’s determination that the Company did not perform an adequate independent review and maintain effective controls over the preparation of the cash flow statement. Our independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. Their report is included herein.

Notwithstanding the material weakness described above, management has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Amended Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

(c) Changes in Internal Control Over Financial Reporting.

Other than the material weakness above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See item (d) below for a discussion of certain changes in the Company’s internal control over financial reporting in connection with the planned remediation of the material weakness associated with the restatement of the Company’s Consolidated Financial Statements.

(d) Remediation.

The Company has begun actions it believes will effectively remediate this material weakness. Such remediation actions involve the incorporation of new procedures and resources, as well as a greater emphasis and attention to monitoring controls of individuals responsible for the preparation of the cash flows statement. Remediation is underway.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements. The index to the Consolidated Financial Statements is found on page 56 of this Report.

(2) Financial Statement Schedule. Financial Statement Schedule II is found on page 104 of this Report.

(3) Exhibits. The list of exhibits set forth on the Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2010.

JACKSON HEWITT TAX SERVICE INC.

By:	/s/ HARRY W. BUCKLEY
Harry W. Buckley
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DANIEL P. O’BRIEN
Daniel P. O’Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ CORRADO DEPINTO
Corrado DePinto
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 12, 2010.

Signature	Title

/s/ MARGARET MILNER RICHARDSON Margaret Milner Richardson	Non-Executive Chair of the Board

/s/ HARRY W. BUCKLEY Harry W. Buckley	President and Chief Executive Officer (Principal Executive Officer)

/s/ DANIEL P. O’BRIEN Daniel P. O’Brien	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ ULYSSES L. BRIDGEMAN, JR. Ulysses L. Bridgeman, Jr.	Director

/s/ RODMAN L. DRAKE Rodman L. Drake	Director

/S/ PETER F. REILLY Peter F. Reilly	Director

/s/ LOUIS P. SALVATORE Louis P. Salvatore	Director

/s/ JAMES C. SPIRA James C. Spira	Director

Exhibit Index

Exhibit No.	Description of Document

2.1**	Asset Purchase Agreement, dated September 27, 2007, by and among Tax Services of America, Inc., Smart Tax of Georgia Inc., and each of the shareholders of Smart Tax of Georgia, Inc., filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

2.2**	Asset Purchase Agreement, dated September 27, 2007, by and among Tax Services of America, Inc., Smart Tax, Inc., and each of the shareholders of Smart Tax, Inc., filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

2.3**	Asset Purchase Agreement, dated September 27, 2007, by and among Tax Services of America, Inc., Sofar, Inc., and each of the shareholders of Sofar, Inc., filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

3.2	Amended and Restated By-Laws of Jackson Hewitt Tax Service Inc., dated December 15, 2008, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 17, 2008, file number 1-32215, is incorporated herein by reference.

4.1	Form of Common Stock Certificate filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.1	Transitional Agreement among Cendant Corporation, Cendant Operations, Inc. and Jackson Hewitt Tax Service Inc., dated June 25, 2004, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, file number 1-32215, is incorporated herein by reference.

10.2	Form of Franchise Agreement, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2005, file number 1-32215, is incorporated herein by reference.

10.3*	Employee Stock Purchase Plan, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.

10.4*	Non-employee Directors Deferred Compensation Plan, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A, file number 333-113593, is incorporated herein by reference.

10.5	Lease Agreement dated as of May 1, 2005 by and between Dun & Bradstreet, Inc. and Jackson Hewitt Tax Service Inc., filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K dated May 5, 2005, file number 1-32215, is incorporated herein by reference.

10.6	Gateway Building D Office Lease, made as of November 17, 2005, between Sarasota Gateway Building D, LLLP and Jackson Hewitt Inc., filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2005, file number 1-32215, is incorporated herein by reference.

10.7	Letter Agreement, dated May 11, 2006, by and between Jackson Hewitt Tax Service Inc. and American Stock Transfer and Trust Company, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2006, file number 1-32215, is incorporated herein by reference.

Exhibit No.	Description of Document

10.8*	Employment Agreement between Jackson Hewitt Tax Service Inc. and Steven L. Barnett, effective as of July 20, 2006, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006, file number 1-32215, is incorporated herein by reference.

10.9*	Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 22, 2006, file number 1-32215, is incorporated herein by reference.

10.10*	Jackson Hewitt Tax Service Inc. Amended and Restated Nonqualified Deferred Compensation Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 22, 2006, file number 1-32215, is incorporated herein by reference.

10.11	Amended and Restated Credit Agreement among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc. and Hewfant, Inc., as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as co-Syndication Agents, JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as co- Documentation Agents, and Wachovia Capital Markets, LLC, as Sole Lead Arranger and Sole Book Runner, dated as of October 6, 2006, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006, file number 1-32215, is incorporated herein by reference.

10.12*	Form of Executive Officer Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2006, file number 1-32215, is incorporated herein by reference.

10.13**	Program Agreement, dated September 19, 2007, between Jackson Hewitt Inc. and Republic Bank & Trust Company, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.14**	Technology Services Agreement, dated September 19, 2007, between Jackson Hewitt Technology Services LLC and Republic Bank & Trust Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.15**	Amended and Restated Program Agreement, dated September 21, 2007, between Jackson Hewitt Inc. and Santa Barbara Bank & Trust, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.16**	Amended and Restated Technology Services Agreement, dated September 21, 2007, between Jackson Hewitt Technology Services LLC and Santa Barbara Bank & Trust, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.17*	Form of Executive Officer Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated 2004 Equity and Incentive Plan, filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.18*	Separation Agreement and General Release, dated October 18, 2007, by and between Jackson Hewitt Tax Service Inc. and Michael D. Lister, filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

Exhibit No.	Description of Document

10.19	First Amendment to Amended and Restated Credit Agreement, dated October 31, 2007, among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc. and Hewfant, Inc., as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as co-Syndication Agents, and JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as co- Documentation Agents, filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, file number 1-32215, is incorporated herein by reference.

10.20	Second Amendment to Amended and Restated Credit Agreement, dated May 21, 2008, among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc. and Hewfant, Inc., as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as co-Syndication Agents, and JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as co- Documentation Agents, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2008, file number 1-32215, is incorporated herein by reference.

10.21*	Form of Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2008, file number 1-32215, is incorporated herein by reference.

10.22*	Form of Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2008, file number 1-32215, is incorporated herein by reference.

10.23*	Form of Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2008, file number 1-32215, is incorporated herein by reference.

10.24*	Form of Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2008, file number 1-32215, is incorporated herein by reference.

10.25**	Amended and Restated Marketing Agreement, dated November 17, 2008, between Jackson Hewitt Inc. and Metabank d/b/a Meta Payment Systems, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.26**	First Addendum to Amended and Restated Marketing Agreement, dated November 17, 2008, between Jackson Hewitt Inc. and Metabank d/b/a Meta Payment Systems, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.27**	First Amendment to Program Agreement, dated December 2, 2008, between Jackson Hewitt Inc. and Republic Bank & Trust Company, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.28**	First Amendment to Technology Services Agreement, dated December 2, 2008, between Jackson Hewitt Inc. and Republic Bank & Trust Company, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

Exhibit No.	Description of Document

10.29*	Form of Non-Performance Based Executive Officer Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.30*	Form of Performance Based Executive Officer Restricted Stock Award Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.31*	Form of Performance Based Executive Officer Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.32*	Form of Performance Based Stock Option Agreement under the Jackson Hewitt Tax Service Inc. Amended and Restated Equity and Incentive Plan, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, file number 1-32215, is incorporated herein by reference.

10.33	Kiosk License Agreement, dated March 11, 2009, between Wal-Mart Stores East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores Texas, LLC, Jackson Hewitt Inc. and Tax Services of America, Inc. filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009, file number 1-32215, is incorporated herein by reference.

10.34	Agreement for Third Amendment of Amended and Restated Credit Agreement, dated April 27, 2009, among Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc. and Hewfant, Inc., the Lenders named therein and Wachovia Bank, National Association, as Administrative Agent for the Lenders, filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2009, file number 1-32215, is incorporated by reference herein.

10.35	Pledge and Security Agreement, dated April 27, 2009, by Jackson Hewitt Tax Service Inc., Jackson Hewitt Inc., Tax Services of America, Inc., Hewfant, Inc., Jackson Hewitt Corporate Services Inc. and Jackson Hewitt Technology Services LLC, in favor of Wachovia Bank, National Association, as Administrative Agent for the Lenders party to the Amended and Restated Credit Agreement, filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2009, file number 1-32215, is incorporated by reference herein.

10.36*	Executive Employment Agreement between Jackson Hewitt Tax Service Inc. and Harry W. Buckley, effective as of July 13, 2009, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009, file number 1-32215, is incorporated herein by reference.

10.37*	Separation Agreement and General Release, dated July 14, 2009, by and between Jackson Hewitt Tax Service Inc. and Michael C. Yerington, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009, file number 1-32215, is incorporated herein by reference.

10.38	First Amendment, dated as of September 23, 2009, to Rights Agreement, dated as of June 24, 2004, between Jackson Hewitt Tax Service Inc. and American Stock Transfer & Trust Company (as successor to The Bank of New York) as Rights Agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 24, 2009, file number 1-32215, is incorporated herein by reference.

Exhibit No.	Description of Document

10.39**	First Addendum to Second Amended and Restated Marketing Agreement, dated November 16, 2009, between Jackson Hewitt Inc. and Metabank d/b/a Meta Payment Systems, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009, file number 1-32215, is incorporated herein by reference.

10.40**	Amendment No. 1 to Amended and Restated Program Agreement, dated November 23, 2009, between Jackson Hewitt Inc. and Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A., filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009, file number 1-32215, is incorporated herein by reference.

10.41**	Amendment No. 1 to Amended and Restated Technology Services Agreement, dated November 23, 2009, between Jackson Hewitt Technology Services LLC and Santa Barbara Bank & Trust, a division of Pacific Capital Bank, N.A., filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009, file number 1-32215, is incorporated herein by reference.

10.42**	Second Amendment to Program Agreement, dated November 23, 2009, between Jackson Hewitt Inc. and Republic Bank & Trust Company, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009, file number 1-32215, is incorporated herein by reference.

10.43**	Second Amendment to Technology Services Agreement, dated November 23, 2009, between Jackson Hewitt Technology Services LLC and Republic Bank & Trust Company, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009, file number 1-32215, is incorporated herein by reference.

10.44**	Third Amendment to Program Agreement, dated December 29, 2009, between Jackson Hewitt Inc. and Republic Bank & Trust Company, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2010, file number 1-32215, is incorporated herein by reference.

10.45**	Third Amendment to Technology Services Agreement, dated December 29, 2009, between Jackson Hewitt Technology Services LLC and Republic Bank & Trust Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2010, file number 1-32215, is incorporated herein by reference.

10.46**	Letter Agreement, dated January 12, 2010, among Jackson Hewitt Inc., Jackson Hewitt Technology Services LLC and Santa Barbara Tax Products Group, LLC, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2010, file number 1-32215, is incorporated herein by reference.

10.47**	Second Amended and Restated Marketing Agreement, dated November 16, 2009, between Jackson Hewitt Inc. and Metabank d/b/a Meta Payment Systems, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2010, file number 1-32215, is incorporated herein by reference.

10.48*	Letter from Jackson Hewitt Tax Service Inc. to Harry W. Buckley, dated May 19, 2010, regarding Mr. Buckley’s awards under the Special Incentive Program, filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2010, file number 1-32215, is incorporated herein by reference.

10.49*	Letter from Jackson Hewitt Tax Service Inc. to Daniel P. O’Brien, dated May 19, 2010, regarding Mr. O’Brien’s awards under the Special Incentive Program, filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2010, file number 1-32215, is incorporated herein by reference.

Exhibit No.	Description of Document

10.50*	Letter from Jackson Hewitt Tax Service Inc. to Steven L. Barnett, dated May 19, 2010, regarding Mr. Barnett’s awards under the Special Incentive Program, filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2010, file number 1-32215, is incorporated herein by reference.

10.51*	Restricted Stock Award Agreement, dated June 28, 2010 between Jackson Hewitt Tax Service Inc. and Harry W. Buckley, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2010, file number 1-32215, is incorporated herein by reference.

10.52*	Restricted Stock Award Agreement, dated June 28, 2010, between Jackson Hewitt Tax Service Inc. and Daniel P. O’Brien, filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2010, file number 1-32215, is incorporated herein by reference.

10.53*	Restricted Stock Award Agreement, dated June 28, 2010, between Jackson Hewitt Tax Service Inc. and Steven L. Barnett, filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2010, file number 1-32215, is incorporated herein by reference.

10.54	Fourth Amendment to Program Agreement, dated June 30, 2010, between Jackson Hewitt Inc. and Republic Bank & Trust Company, filed as Exhibit 10.1 to Company’s Current Report on Form 8-K dated July 2, 2010, file number 1-32215, is incorporated herein by reference.

21.1	Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2010, file number 1-32215, is incorporated herein by reference.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan
**	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.