Form 10-Q
period 2010-07-31
JACKSON HEWITT TAX SERVICE INC
filed 2010-09-09
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2010

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

The number of shares outstanding of the registrant’s common stock was 28,977,467 (net of 10,776,289 shares held in treasury) as of August 31, 2010.

JACKSON HEWITT TAX SERVICE INC.

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of
	July 31, 2010	April 30, 2010
Assets
Current assets:
Cash and cash equivalents	$1,800	$10,846
Accounts receivable, net of allowance for doubtful accounts of $5,552 and $4,910, respectively	17,441	24,161
Notes receivable, net	5,078	5,827
Restricted cash	1,360	1,195
Prepaid expenses and other	13,190	17,447
Deferred income taxes	2,726	2,049

Total current assets	41,595	61,525
Property and equipment, net	23,459	24,575
Goodwill	148,873	148,873
Other intangible assets, net	86,780	87,125
Notes receivable, net	2,868	3,282
Other non-current assets, net	18,639	21,044

Total assets	$322,214	$346,424

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$12,735	$16,519
Current portion of long-term debt	30,000	30,000
Income taxes payable	25,162	41,056
Deferred revenues	6,759	7,440

Total current liabilities	74,656	95,015
Long-term debt	260,637	244,000
Deferred income taxes	18,914	19,128
Other non-current liabilities	11,980	13,416

Total liabilities	366,187	371,559

Commitments and Contingencies (Note 16)
Stockholders’ deficit:
Common stock, par value $0.01; Authorized: 200,000,000 shares; Issued: 39,753,757 and 39,508,562 shares, respectively	395	395
Additional paid-in capital	390,600	390,400
Retained deficit	(129,462)	(110,271)
Accumulated other comprehensive loss	(2,602)	(2,801)
Less: Treasury stock, at cost: 10,776,289 and 10,746,683 shares, respectively	(302,904)	(302,858)

Total stockholders’ deficit	(43,973)	(25,135)

Total liabilities and stockholders’ deficit	$322,214	$346,424

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended July 31,
	2010	2009
Revenues
Franchise operations revenues:
Royalty	$587	$556
Marketing and advertising	258	245
Financial product fees	2,881	3,320
Other	163	336
Service revenues from company-owned office operations	533	588

Total revenues	4,422	5,045

Expenses
Cost of franchise operations	9,268	7,488
Marketing and advertising	2,372	3,015
Cost of company-owned office operations	6,562	6,996
Selling, general and administrative	9,460	16,726
Depreciation and amortization	3,316	3,325

Total expenses	30,978	37,550

Loss from operations	(26,556)	(32,505)
Other income/(expense):
Interest and other income	929	598
Interest expense	(10,371)	(5,029)

Loss before income taxes	(35,998)	(36,936)
Benefit from income taxes	16,804	15,096

Net loss	$(19,194)	$(21,840)

Loss per share:
Basic and Diluted	$(0.67)	$(0.76)

Weighted average shares outstanding:
Basic and Diluted	28,743	28,558

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended July 31,
	2010	2009
Operating activities:
Net loss	$(19,194)	$(21,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,316	3,325
Share-based compensation	531	2,228
Amortization of deferred financing costs	1,117	475
Amortization of development advances	436	432
Provision for uncollectible receivables, net	3,177	253
Deferred income taxes	(1,364)	(652)
Other	7	—
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	5,821	8,343
Notes receivable	29	—
Accrued PIK interest	4,637	—
Prepaid expenses and other	3,895	4,634
Accounts payable, accrued, and other liabilities	(3,705)	(13,810)
Income taxes payable	(15,885)	(19,101)
Deferred revenues	(1,838)	(2,225)

Net cash used in operating activities	(19,020)	(37,938)

Investing activities:
Capital expenditures	(1,862)	(4,198)
Restricted cash	(165)	—
Funding provided to franchisees	(153)	(359)
Proceeds from repayment of franchisee notes	237	203
Cash paid for acquisitions	—	(710)

Net cash used in investing activities	(1,943)	(5,064)

Financing activities:
Common stock repurchases	—	(183)
Borrowings under revolving credit facility	17,000	45,000
Repayments of borrowings under revolving credit facility	(5,000)	(3,000)
Dividends paid to stockholders	—	(28)
Restricted stock payments	(69)	—
Debt issuance costs	(14)	(211)
Change in cash overdrafts	—	1,168

Net cash provided by financing activities	11,917	42,746

Net decrease in cash and cash equivalents	(9,046)	(256)
Cash and cash equivalents, beginning of period	10,846	306

Cash and cash equivalents, end of period	$1,800	$50

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

Liquidity

On April 30, 2010 the Company entered into a Fourth Amendment to the Amended and Restated Credit Agreement (the “Credit Agreement”) due to the financial impact on its business resulting from a lack of full availability of RALs in all of the tax preparation offices in the Company’s network for the 2010 tax season. The amended credit facility contains a number of events of default which, if breached, would allow the lenders to, among other things, terminate their commitment to lend any additional amounts to the Company and declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable (see Note 14—“Credit Facility”).

However, not all of the conditions that could lead to a default under the Credit Agreement are under the control of Jackson Hewitt. If a default were declared and the amended credit facility were to be terminated, there can be no assurance that any debt or equity financing alternatives will be available to the Company when needed or, if available at all, on terms which are acceptable to the Company. As such, there can be no assurance that the Company will have sufficient funding to meet its obligations through the conclusion of the Company’s 2011 fiscal year. In this event, the Company may be required to consider restructuring alternatives, including seeking protection from creditors under bankruptcy laws. The Company’s financial statements for the three months ended July 31, 2010 were prepared assuming the Company will continue as a going concern. Given the conditions outlined in Note 14—“Credit Facility” as it relates to meeting certain milestones towards obtaining funding sources for the Company’s RAL program in the upcoming tax season and, specifically, the lenders’ ability to accelerate borrowings outstanding in the event of default, uncertainty arises that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and settle its liabilities and commitments in the normal course of business. The accompanying unaudited Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and other financial information included in the Company’s Annual Report on Form 10-K/A which was filed with the Securities and Exchange Commission (“SEC”) on August 12, 2010.

In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods reported are not necessarily indicative of the results of operations that may be expected for any future interim periods or for the full fiscal year.

Management has evaluated all activity of the Company and concluded that no subsequent events have occurred since July 31, 2010 that would require recognition in the Condensed Consolidated Financial Statements. Please see Note 12—“Internal Revenue Service Announcement” and Note 15—“New York Stock Exchange Notification” for a description of the subsequent events that the Company concluded required disclosure in the Notes to the Condensed Consolidated Financial Statements.

Comprehensive Income (Loss)

The Company’s comprehensive loss is comprised of net loss from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive loss, net of tax, were as follows:

	Three Months Ended July 31,
	2010	2009
	(in thousands)
Net loss	$(19,194)	$(21,840)
Changes in fair value of derivatives	332	255

Total comprehensive loss	$(18,862)	$(21,585)

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

In each reporting period, both basic and dilutive loss per share computations exclude all performance vesting awards since the performance conditions had not been met for those periods. See “Note 8—Share-Based Payments” for additional information on the Company’s performance vesting awards.

The following table summarizes the in-the-money securities that were excluded from the computation of the effect of dilutive securities on loss per share. These securities consisted of stock options and shares of restricted stock that were considered to be anti-dilutive due to all periods presented being net loss periods.

	Three Months Ended July 31,
	2010	2009
	(in thousands)
Stock options	—	2
Shares of restricted stock	58	30

Total antidilutive securities	58	32

Also, stock options with exercise prices greater than the average market prices for the Company’s common stock totaled 2.0 million and 2.2 million for the three months ended July 31, 2010 and 2009, respectively.

2. RESTRICTED CASH

Restricted cash as of July 31, 2010 consisted of deposits into a collateral account in connection with an appeal bond required in Florida to cover compensatory damages, prejudgment interest and interest on the judgment in a legal proceeding and various surety bonds that are issued and outstanding for one year. Funding of an appeal bond in the amount of $940,052 was established to guarantee that if the Company’s appeal in this legal proceeding is unsuccessful, funds would be available to pay the original judgment costs. Additionally, the Company was required by its insurance underwriter to fund $420,000 in surety bonds, including tax school performance bonds, to secure payment in the event the Company fails to perform certain of its obligations to third parties. In the three months ended July 31, 2010, the Company did not make any distributions from restricted cash and increased its restricted cash deposits by $165,000 for tax school performance bonds in various other locations.

3. ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In January 2010, the Financial Accounting Standards Board issued Accounting Standard Update 2010-06, “Improving Disclosures about Fair Value Measurements”. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 recurring fair value measurements. The standard also requires disclosure of activities on a gross basis, including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. This guidance impacts disclosure only and will not have an effect on the Company’s consolidated financial statements. The Company’s disclosures about fair value measurements are presented in Note 5—“Fair Value Measurements”.

4. RECEIVABLES ALLOWANCES

As a result of the continued decline in franchisee profitability, including the loss of RALs in fiscal 2010 by the Company’s franchisees served by Santa Barbara Bank & Trust, a division of Pacific Capital Bank, and the current difficult economic environment that has adversely impacted the Company’s franchisees ability to grow and operate their businesses including their ability to pay amounts due to the Company, the Company has experienced a significant increase in past due receivables from franchisees as it heads into the 2011 tax season compared to the same period last year. The Company’s Condensed Consolidated Balance Sheet at July 31, 2010 included past due amounts from franchisees totaling approximately $20.3 million, which includes billed accounts and notes receivable that are classified within current assets. This compares to $18.5 million at April 30, 2010. The allowance for billed accounts and notes receivable was $8.1 million and $5.7 million at July 31, 2010 and April 30, 2010, respectively.

Additionally, the Company has $4.7 million and $3.9 million in allowances for unbilled notes receivable and development advance notes as of July 31, 2010 and April 30, 2010, respectively. The Company’s allowances for doubtful accounts require management’s judgment regarding collectability and current economic conditions to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date. Accordingly, in the three months ended July 31, 2010, the Company recorded a $3.2 million provision for uncollectible receivables in its Statement of Operations in Cost of Franchise Operations. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered unlikely. There were no significant concentrations of credit risk with any individual franchisee or group of franchisees as of July 31, 2010. The Company believes that its allowances for doubtful accounts as of July 31, 2010 are currently adequate for the Company’s existing exposure to loss. The Company will be closely monitoring the performance of franchisees currently indebted to it, particularly for timely payment of past due and current receivables, and the Company will adjust its allowances accordingly if management determines that existing reserve levels are inadequate to cover estimated losses.

5. FAIR VALUE MEASUREMENTS

Financial assets and liabilities subject to fair value measurements on a recurring basis are classified according to a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 represents observable inputs such as quoted prices in active markets. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no changes to the Company’s valuation techniques used to measure asset and liabilities fair values on a recurring basis during the three months ended July 31, 2010.

The Company’s investments that are held in trust for payment of non-qualified deferred compensation to certain employees consist primarily of investments that are either publicly traded or for which market prices are readily available. These funds are held in registered investment funds and common/collateral trusts.

The Company uses various hedging strategies including interest rate swaps and interest rate collar agreements to manage its exposure to changes in interest rates. The Company has designated these derivatives as cash flow hedges to manage the risk related to its floating rate debt. The Company’s derivative contracts represent interest rate swap and collar agreements to convert a notional amount of floating-rate borrowings into fixed rate debt. The fair value of the Company’s derivative contracts was derived from third party service providers utilizing proprietary models based on current market indices and estimates about relevant future market conditions. In connection with such cash flow hedges, the Company records unrealized gains (losses) to other comprehensive income. There was no amount of unrecognized gain (loss) recorded in the condensed consolidated statement of operations as there was no ineffectiveness for the three months ended July 31, 2010.

The accompanying condensed consolidated balance sheet includes financial instruments that are recorded at fair value as noted below:

		Fair Value at Reporting Date Using
	Fair Value As of July 31, 2010	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
		(In thousands)
Assets
Investments held in trust, current	$65	$65	$—	$—
Investments held in trust, non-current	29	29	—	—

Total	$94	$94	$—	$—

Liabilities
Derivative contracts	$4,337	$—	$4,337	$—

Total	$4,337	$—	$4,337	$—

		Fair Value at Reporting Date Using
	Fair Value As of April 30, 2010	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
		(In thousands)
Assets
Investments held in trust, current	$174	$168	$6	$—
Investments held in trust, non-current	97	93	4	—

Total	$271	$261	$10	$—

Liabilities
Derivative contracts	$4,669	$—	$4,669	$—

Total	$4,669	$—	$4,669	$—

6. GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes to the goodwill balance in either the Franchise Operations segment or Company-owned Office Operations segment for the three months ended July 31, 2010.

Other intangible assets consisted of:

	As of July 31, 2010			As of April 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(15,737)	$315	$16,052	$(15,710)	$342
Customer relationships(b)	13,072	(10,848)	2,224	13,072	(10,563)	2,509
Reacquired franchise rights(c)	672	(75)	597	672	(48)	624
Acquired tradename	53	(34)	19	53	(28)	25

Total amortizable other intangible assets	$29,849	$(26,694)	3,155	$29,849	$(26,349)	3,500

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000
Reacquired franchise rights(d)			2,625			2,625

Total unamortizable other intangible assets			83,625			83,625

Total other intangible assets, net			$86,780			$87,125

(a)	Amortized using the straight-line method over a period of ten years.
(b)	Consists of customer lists and non-compete agreements. Customer lists are amortized using the double declining method over a period of five years and non-compete agreements are amortized using the straight-line method over a period of two to six years.
(c)	Consists of franchise rights reacquired after the Company’s adoption of ASC Topic 805, “Business Combinations” in which amounts are amortized over the remaining life of the franchise agreement from the date of acquisition.
(d)	Consists of franchise rights reacquired prior to the Company’s adoption of ASC Topic 805.

The changes in the carrying amount of other intangible assets, net by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(In thousands)
Balance as of April 30, 2010	$84,591	$2,534	$87,125
Amortization	(54)	(291)	(345)

Balance as of July 31, 2010	$84,537	$2,243	$86,780

Amortization expense relating to other intangible assets was as follows:

	Three Months Ended July 31,
	2010	2009
Franchise agreements and reacquired rights	$54	$27
Customer relationships	285	324
Acquired tradename	6	6

Total	$345	$357

Estimated amortization expense related to other intangible assets for each of the fiscal years ended April 30 is as follows:

Amount
(In thousands)
Remaining nine months of fiscal 2011	1,036
2012	925
2013	625
2014	350
2015 and thereafter	219

Total	$3,155

7. PREPAID EXPENSES AND OTHER

	As of July 31, 2010	As of April 30, 2010
	(In thousands)
Prepaid Gold Guarantee	$5,901	$6,483
Prepaid rent	1,212	1,118
Walmart kiosk lease receivable, net	2,472	2,833
Prepaid franchisee convention costs	50	104
Prepaid insurance	411	810
Other prepaid expenses	1,318	1,200
Investments, at fair value	65	174
Other receivables, net	1,761	4,725

Total prepaid expenses and other	$13,190	$17,447

8. SHARE-BASED PAYMENTS

The Company’s amended and restated 2004 Equity and Incentive Plan (the “Amended and Restated Plan”) makes available for grant 6.5 million shares of common stock in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, and/or other stock or cash-based awards to non-employee directors, officers, employees, advisors, and consultants who are selected by the Company’s Compensation Committee for participation in the plan. As of July 31, 2010, 2.0 million shares remained available for grant. The Amended and Restated Plan provides for accelerated vesting of outstanding awards if there is a change in control and includes nondiscretionary anti-dilution provisions in case of an equity restructuring.

The Company’s share-based payments through July 31, 2010 under the Amended and Restated Plan included the following:

(i)	Time-Based Vesting Stock Options (“TVOs”);

(ii)	Performance-Based Vesting Stock Options (“PVOs”);

(iii)	Time-Based Vesting Shares of Restricted Stock (“TVRSs”);

(iv)	Performance-Based Vesting Shares of Restricted Stock (“PVRSs”); and

(v)	Restricted Stock Units (“RSUs”).

i) Time-Based Vesting Stock Options

TVOs are granted, with the exception of certain TVOs granted at the time of the Company’s Initial Public Offering (“IPO”) in June 2004, with an exercise price equal to the New York Stock Exchange (“NYSE”) closing price of a share of common stock on the date of grant and have a contractual term of ten years. TVOs granted through April 30, 2007 and in fiscal 2011 become exercisable with respect to 25% of the shares on each of the first four anniversaries of the date of grant. TVOs granted in fiscal 2008 become exercisable with respect to 20% of the shares on each of the first five anniversaries of the date of grant. TVOs granted in fiscal 2009 and fiscal 2010 become exercisable with respect to one-third of the shares on each of the first three anniversaries of the date of grant, with the exception of the Company’s June 2009 two-year grant to its current Chief Executive Officer. All TVOs granted are subject to continued employment on the vesting date.

The Company incurred share-based compensation expense of $0.2 million and $1.35 million in the three months ended July 31, 2010 and 2009, respectively, in connection with the vesting of TVOs. The share-based compensation in the three months ended July 31, 2009 included expense of $0.85 million related to the accelerated vesting of 160,642 TVOs attributed to the departure of the Company’s former Chief Executive Officer in June 2009.

The weighted average grant date fair value for TVOs granted in the three months ended July 31, 2010 and 2009 was $0.72 and $3.45, respectively. The fair value of each TVO award was estimated on the date of grant using the Black-Scholes option-pricing model. In fiscal 2011, the Company began using the mid-point scenario method to determine the expected holding period. The Company had been previously using the simplified method permitted under FASB ASC Topic 718 to determine the expected holding period until it was able to accumulate a sufficient number of years of employee exercise behavior to make a more refined estimate of expected term. Expected volatility was based on the Company’s historical publicly-traded stock price. In March 2009, the Company’s Board of Directors voted to suspend the quarterly common stock dividend. Additionally, over the remaining term of the April 2010 Amended and Restated Credit Agreement, which expires in October 2011, the Company will not be permitted to pay dividends. The risk-free interest rate assumption was determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected holding period of the award being valued.

The following table sets forth the weighted average assumptions used to determine compensation cost for TVOs granted during the following periods:

	Three Months Ended July 31,
	2010	2009
Expected holding period (in years)	5.62	5.94
Expected volatility	69.9%	67.4%
Dividend yield	—%	—%
Risk-free interest rate	2.0%	2.7%

The following table summarizes information about TVO activity for the three months ended July 31, 2010:

	Number of TVOs	Weighted Average Exercise Price
Balance as of April 30, 2010	1,792,388	$19.27
Granted	371,000	$1.16
Forfeited	(19,220)	$16.16
Expired	(19,463)	$18.83

Balance as of July 31, 2010	2,124,705	$16.14

Exercisable as of July 31, 2010	1,370,987	$20.83

Vested and expected to vest as of July 31, 2010	2,087,017	$16.30

There were no outstanding in-the-money TVOs as of July 31, 2010 that had an aggregate intrinsic value. The aggregate intrinsic value discussed in this paragraph represents the total pre-tax intrinsic value based on the Company’s stock price as of July 31, 2010, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. Outstanding TVOs as of July 31, 2010 had an average remaining contractual life of 6.9 years. There were no exercisable in-the-money TVOs as of July 31, 2010. Exercisable TVOs as of July 31, 2010 had an average remaining contractual life of 5.0 years.

The following table summarizes information about unvested TVO activity for the first quarter of fiscal 2011:

	Number of TVOs	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2010	608,481	$4.98
Granted	371,000	$0.72
Vested	(206,543)	$5.80
Forfeited	(19,220)	$5.61

Unvested as of July 31, 2010	753,718	$2.65

As of July 31, 2010, there was $2.0 million of total unrecognized compensation cost related to unvested TVOs, which is expected to be recognized over a weighted average period of 1.5 years. The total fair value of stock options vested in the three months ended July 31, 2010 and 2009 was $1.2 million and $2.7 million, respectively.

(ii) Performance-Based Vesting Stock Options

The Company did not grant any PVOs in the three months ended July 31, 2010. In the three months ended July 31, 2009, the Company granted PVOs to certain executives with a contractual term of ten years that will vest after three years provided the Company achieves a pre-determined Earnings Before Income Tax, Depreciation and Amortization (“EBITDA”) target for fiscal 2012. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial target in fiscal 2012, except in the case of the Company’s Chief Executive Officer, who needs only to have been employed through the term of his employment agreement, which ends on June 4, 2011.

No compensation expense related to the July 2009 PVO grant was recorded in the three months ended July 31, 2010 or 2009. If, and when, the Company determines it is probable that the performance condition will be achieved, compensation expense will be recognized cumulatively in such period from the date of grant through the date of the change in estimate for the awards under which the requisite service period has been rendered. The remaining unrecognized compensation expense for those awards would be recognized prospectively over the remaining requisite service period.

The fair value of each July 2009 PVO award was estimated on the date of grant using the Black-Scholes option-pricing model. The July 2009 grant expected holding period, expected volatility and risk-free interest rate assumptions were determined using the same methodology as the TVO grants discussed earlier.

The following table sets forth the weighted average assumptions used to determine compensation cost for PVOs granted during the three months ended July 31, 2009:

Three Months Ended July 31,
2009
Expected holding period (in years)	6.50
Expected volatility	68.4%
Dividend yield	—%
Risk-free interest rate	2.8%

There were no outstanding in-the-money PVOs as of July 31, 2010 that had an aggregate intrinsic value. Outstanding PVOs as of July 31, 2010 had an average remaining contractual life of 8.96 years.

The following table summarizes information about unvested PVO activity for the three months ended July 31, 2010:

	Number of PVOs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price
Unvested as of April 30, 2010	125,969	$3.87	$5.95
Granted	—	$—	$—
Forfeited	—	$—	$—

Unvested as of July 31, 2010	125,969	$3.87	$5.95

(iii) Time-Based Vesting Shares of Restricted Stock

The fair value of each TVRS grant is measured by the NYSE closing price of the Company’s common stock on the date of grant. Compensation expense related to the fair value of TVRSs is recognized on a straight-line basis over the requisite service period based on those restricted stock grants that are expected to ultimately vest. One third of the shares of restricted stock vest on each of the first three anniversaries of the date of grant, subject to continued employment on the vesting date, except in the case of the June 2009 grant to the Company’s Chief Executive Officer and the June 2010 retention grant to certain employees. In June 2009 the Company granted shares of restricted stock to the Company’s Chief Executive Officer, whereby one half of the shares of restricted stock vest on each of the first two anniversaries of the date of grant, subject to continued employment on the vesting date. In June 2010, the Company granted shares of restricted stock to certain employees in connection with a employment retention grant, whereby the shares of restricted stock vest at the end of fiscal 2011, subject to continued employment on the vesting date.

The Company incurred share-based compensation expense of $0.2 million and $0.8 million in the three months ended July 31, 2010 and 2009, respectively, in connection with the vesting of TVRSs. The share-based compensation in the three months ended July 31, 2009 included expense of $0.6 million related to the accelerated vesting of 54,616 TVRS’s attributed to the departure of the Company’s former Chief Executive Officer in June 2009. As of July 31, 2010, there was $1.2 million of total unrecognized compensation cost related to unvested TVRSs, which is expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes information about TVRS activity during the three months ended July 31, 2010:

	Number of TVRSs	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2010 10	198,325	$8.60
Granted	245,195	$1.16
Vested	(83,843)	$9.08
Forfeited	(7,996)	$8.06

Outstanding as of July 31, 2010	351,681	$3.31

As of July 31, 2010, outstanding TVRSs had an aggregate intrinsic value of $0.4 million with those TVRSs expected to vest having an intrinsic value of $0.4 million.

(iv) Performance-Based Vesting Shares of Restricted Stock

The Company did not grant any PVRSs in the three months ended July 31, 2010. In the three months ended July 31, 2009, the Company granted PVRS that will vest after three years provided the Company achieves a pre-determined EBITDA target for fiscal 2012. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial target in fiscal 2012, except in the case of the Company’s Chief Executive Officer, who needs only to have been employed through the term of his employment agreement, which ends on June 4, 2011.

No compensation expense for the July 2009 PVRS grant was recorded in the three months ended July 31, 2010 or 2009. If, and when, the Company determines it is probable that the performance condition will be achieved, compensation expense will be recognized cumulatively in such period from the date of grant through the date of the change in estimate for the awards under which the requisite service period has been rendered. The remaining unrecognized compensation expense for those awards would be recognized prospectively over the remaining requisite service period.

The following table summarizes information about PVRS activity during the three months ended July 31, 2010:

	Number of PVRSs	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2010	81,934	$5.95
Granted	—	$—
Forfeited	—	$—

Outstanding as of July 31, 2010	81,934	$5.95

As of July 31, 2010, outstanding PVRSs had an aggregate intrinsic value of $0.1 million.

(v) Restricted Stock Units

The Company incurred share-based compensation expense of $0.1 million in each of the three months ended July 31, 2010 and 2009, respectively, in connection with the issuance of fully vested and non-forfeitable RSUs to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services. Share-based compensation expense in connection with the vesting of a newly elected non-employee director grant in fiscal 2010 was negligible for the three months ended July 31, 2010. In the three months ended July 31, 2010, the Company granted 64,527 RSUs at a grant price of $1.11 resulting in 294,966 RSUs outstanding as of July 31, 2010 with a weighted average grant price of $7.69.

9. LEASE TERMINATION ACCRUAL

The following table summarizes activity in the accrued lease termination balance during the three months ended July 31, 2010 in connection with the Company’s lease termination actions taken in fiscal 2009:

(In Thousands)
Accrued lease termination balance as of April 30, 2010 (a)	$1,208
Additional accruals	21
Adjustments, net(b)	(86)
Cash payments(c)	(291)

Accrued lease termination balance as of July 31, 2010 (d)	$852

(a)	The balance as of April 30, 2010 consisted of $0.9 million in accounts payable and accrued liabilities and $0.3 million in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.
(b)	These adjustments were primarily the result of favorable negotiations with certain landlords to buy out of leases early.
(c)	Cash payments during the period consisted of $32,000 in cash payments associated with early lease buyouts and $259,000 associated with monthly contractual rental payments.
(d)	The balance as of July 31, 2010 consisted of $0.6 million in accounts payable and accrued liabilities and $0.2 million in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.

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

10. EQUIPMENT LEASES

In March 2009, the Company entered into an agreement with Walmart that grants Jackson Hewitt the exclusive right to provide tax preparation services within Walmart stores during the 2010 and 2011 tax seasons. In connection with this arrangement, beginning in the 2010 tax season, all franchised and company-owned offices in Walmart locations must operate from a kiosk meeting certain requirements and specifications. Through July 31, 2010, the Company purchased kiosks totaling $6.1 million, which have been leased to franchisees that chose not to purchase such equipment directly from the manufacturer. The term of each of the lease agreements approximates two and a half years, and lease payments are due to the Company in three annual installments at February 28th of each year. Lease agreements accrue interest annually up to 7.5%. As of July 31, 2010, executed lease agreements totaling $2.5 million were classified as Lease Receivables-Current, net and included in Prepaid Expenses and Other and $1.9 million were classified as Lease Receivables-Non-Current, net and included in Other Non-Current Assets on the Condensed Consolidated Balance Sheet. The Company has recorded approximately $490,000 as an allowance for uncollectible amounts against such lease receivables as of July 31, 2010. Lease receivables will be reviewed periodically for collectability based on the underlying franchisee’s payment history and financial status. Payments to be received under the lease agreements are conditional upon the Company’s continued renewal of the Walmart agreement and continued availability to operate within the Walmart territory.

For leases executed through July 31, 2010, the future minimum lease payments to be received by the Company totaled $4.8 million, which includes unearned interest income of $0.2 million. Future minimum lease payments to be received over the term of the leases are as follows:

Fiscal Year	Principal Repayment	Interest Income	Total
			(In thousands)
2011	2,642	75	2,717
2012	2,054	75	2,129

Total	$4,696	$150	$4,846

Under an agreement with the supplier of the kiosks, the Company has guaranteed the purchase of a minimum number of kiosks. The minimum threshold was not met prior to July 2010; therefore the Company was obligated to pay the supplier an amount equal to the shortfall in the number of kiosks that were to be purchased. As of July 31, 2010, the Company has made shortfall payments of approximately $0.7 million, which is recorded in Prepaid expenses and other in the Consolidated Balance Sheet. This prepayment may be applied towards future kiosk orders provided such is made prior to July 2011.

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

	Franchise Operations	Company-owned Office Operations	Corporate and Other(a)	Total
	(In thousands)
Three months ended July 31, 2010
Revenues	$3,889	$533	$—	$4,422

Loss before income taxes	$(9,680)	$(7,816)	$(18,502)	$(35,998)

Three months ended July 31, 2009
Revenues	$4,457	$588	$—	$5,045

Loss before income taxes	$(8,496)	$(8,431)	$(20,009)	$(36,936)

(a)	Corporate and other expenses include unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as share-based compensation and financing costs.

12. INTERNAL REVENUE SERVICE ANNOUNCEMENT

On August 5, 2010, the Internal Revenue Service (“IRS”) announced that starting with the upcoming 2011 tax filing season it will no longer provide tax preparers or RAL providers with the debt indicator (“DI”), which is used by financial institutions to determine whether to extend credit to a tax payer in connection with the facilitation of a RAL. In eliminating the DI, the IRS will no longer disclose to financial institutions or tax preparers if a taxpayer owes the federal government any money that will be deducted from the tax payers expected income tax refund. This action will likely cause the financial institutions that provide RALs to (i) modify their credit underwriting criteria, (ii) change their financial product pricing and (iii) adjust their approval rates to account for anticipated higher loan losses, which may unfavorably impact the availability or funding of RAL product to the Company for the upcoming tax season. The Company is currently assessing the potential impact that this action may have on its results of operations, financial position and cash flows in prospective periods.

13. FINANCIAL PRODUCT AGREEMENTS

Republic Program Agreement Amended

On June 30, 2010, the Company entered into the Fourth Amendment (the “Fourth Program Agreement Amendment”) to the Program Agreement, originally dated September 19, 2007 (the “Republic Program Agreement”) with Republic Bank & Trust Company (“Republic”). The Fourth Program Agreement Amendment extends the date by which Republic, at its option, may terminate the Republic Program Agreement from June 30, 2010 until September 30, 2010. Republic previously requested this amendment in light of the fact that no decision or guidance had at that point been provided by the IRS working group with respect to any required changes in the provision of RALs for the upcoming tax season.

During the 2011 tax season, the Company expects that Republic will provide financial products to 50% of the Jackson Hewitt Tax Service offices. The Company’s agreement with Republic expires on October 31, 2012, subject to early termination rights by Republic. The Company is currently evaluating the impact of the IRS’s August 5, 2010 announcement as it pertains to the Company’s existing agreement with Republic, if any, and whether this action has any affect on the Company’s ability to secure funding sources and financial institutions to provide RALs and Assisted Refunds to the remaining 50% of Jackson Hewitt Tax Service offices not covered under the Republic agreement.

14. CREDIT FACILITY

As of July 31, 2010, the Company had an aggregate of $290.6 million in borrowings outstanding under the April 2010 Amended and Restated Credit Agreement (the “Credit Agreement”), which requires mandatory payments of $30 million on April 30, 2011 and the remaining balance at maturity on October 6, 2011. As of July 31, 2010, the Company had $16.1 million outstanding under the $105 million revolving credit commitment, the balance of which will continue to be available to the Company through December 31, 2010 on a revolving basis subject to an availability block. Interest expense for the three months ended July 31, 2010 included $4.6 million of interest that was added to the principal balance of outstanding borrowings under the Credit Agreement and will be paid at maturity (paid-in-kind interest) in October 2011.

The Credit Agreement added a number of events of default including an adverse regulatory and/or policy statements with respect to the continuation of the RAL program in a manner acceptable to lenders, an inability to provide RAL product that meet the needs of 100% of the Jackson Hewitt system; failure to present a satisfactory business plan to the lenders; a termination of the Company’s exclusive Walmart kiosk license agreement, which also contains early termination rights if the Company were to receive a notice of default by the lenders under the credit facility; and lack of compliance with the financial covenants under the credit facility. In addition, the Credit Agreement includes certain events of default related to the continuation and funding of the Company’s 2011 RAL program that require the Company to meet certain milestones for the remainder of 2010. These milestones include obtaining a proposal letter regarding funding commitments for the Company’s RAL program by September 15, 2010 (the “Proposal Letters”); obtaining a commitment letter from such funding sources by November 19, 2010; and executing definitive documents for the 2011 RAL program by December 9, 2010.

During the first quarter of fiscal 2011, the Company was notified that its Business Plans, as defined in the Credit Agreement, have been determined to be acceptable by the administrative agent and lenders in accordance with the terms of the Credit Agreement. The Company has not received any notices from its lenders as a result of the IRS’s August 5, 2010 announcement as it may relate to an adverse regulatory and/or policy statement with respect to the continuation of the Company’s RAL program in a manner acceptable to lenders. The Company is in compliance with all terms of the Credit Agreement as of July 31, 2010.

The Company is currently in discussions with RAL providers and funding sources to obtain the Proposal Letters. However, delays have been caused by the IRS’s August 5, 2010 announcement that may prevent the timely completion of this requirement. In this event, the Company would expect to seek a waiver to extend the time period required. There can be no assurance that the Proposal Letters will be obtained, that the Proposal Letters will be acceptable to the lenders or that the lenders would agree to such an extension.

15. NEW YORK STOCK EXCHANGE NOTIFICATION

On June 21, 2010, the Company was notified by the NYSE that it had fallen below compliance with the NYSE continued listing standards. The Company is considered below the criteria established by the NYSE for continued listing standards because its average global equity market capitalization fell below $50 million on a trailing 30 consecutive trading-day period, and because its stockholders’ equity was below $50 million in its Form 10-Q for the period ended January 31, 2010.

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

On August 31, 2010, the Company was notified by the NYSE that it failed compliance with a separate listing requirement to maintain an average closing price of the Company’s stock above $1.00 per share over a consecutive 30 day trading period. The Company is required to notify the NYSE within 10 business days of receipt of this notification of the Company’s intent to cure the deficiency. In order to regain compliance with this standard, the Company is required at any time during a six-month cure period to achieve (i) a closing stock price of at least $1.00 on the last trading day of any calendar month and (ii) an average closing stock price of at least $1.00 over a consecutive 30 trading-day period ending on the last trading day of that month. The NYSE may commence suspension and delisting procedures if the Company is unable to attain these requirements. The Company is evaluating plans to remediate this deficiency within the designated cure period. Additionally, the NYSE advised the Company that it is subject to the remaining continued listing standard of maintaining an average market capitalization of not less than $15 million over a 30 trading-day period, which is a minimum threshold standard that does not allow for any plan/cure period.

16. COMMITMENTS AND CONTINGENCIES

The Company is required to provide various types of surety bonds, such as tax return preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations to third parties. These bonds vary in duration although most are issued and outstanding from one to two years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $3.5 million, of which $1.4 million has been deposited into a restricted cash collateral account, as of July 31, 2010. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require in certain circumstances the Company to pay penalties and interest assessed by a taxing authority. The Company had a liability of $0.1 million as of July 31, 2010 for the fair value of the obligation undertaken in issuing the guarantee. Such liabilities were included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee® product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

The transitional agreement with Cendant Corporation, the Company’s former parent corporation now known as Avis Budget Group, Inc. (“Cendant”) which divested 100% of its ownership in the Company pursuant to the June 2004 IPO, provides that the Company continues to indemnify Cendant and its affiliates against potential losses based on, arising out of or resulting from, among other things, claims by third parties relating to the ownership or the operation of the Company’s assets or properties and the operation or conduct of the Company’s business, whether in the past or future, including any currently pending litigation against Cendant and any claims arising out of or relating to the Company’s IPO. Additionally, the transitional agreement provides that the Company is responsible for the respective tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries relating to all taxable periods. Accordingly, the Company is required to indemnify Cendant and its subsidiaries against any such tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries. While there have not been any indemnification claims against the Company under these arrangements since the Company’s IPO, the Company could be obligated to make payments in the future.

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

On January 17, 2008, an attorney with the New York State Division of Human Rights (the “Division”) filed with the Division a Division-initiated administrative complaint against the Company for allegedly marketing loan products to individuals in New York based on their race and military status in violation of New York State’s Human Rights Law, and seeking injunctive and other relief. On February 19, 2008, the Company filed a response to the complaint with the Division. On June 30, 2008, the Division issued a determination of probable cause on the matter and determined that it had jurisdiction. The matter will be set for an administrative hearing. The Company believes that no jurisdiction exists, that it has meritorious defenses and is contesting this matter vigorously. On October 15, 2008, the Company filed a Complaint in the United States District Court, Southern District of New York against the Commissioner of the Division for injunctive and declaratory relief. On October 20, 2008, the Company filed a motion for a preliminary injunction against the Commissioner of the Division to prevent the Division from proceeding with its administrative complaint. At the request of the Division, the parties had entered into a number of stipulations to extend the Division’s response date to the Complaint until August 10, 2009 while maintaining the status quo in the administrative complaint process to permit the parties to engage in further discussions regarding these matters. Due to these ongoing discussions, on June 25, 2009, at the request of the Court, the Company agreed to withdraw its motion for a preliminary injunction without prejudice and with the understanding that the Company could refile its motion at a future date. On August 11, 2009, the Division filed a motion to dismiss the Complaint. On October 6, 2009, the Company filed a motion for summary judgment, and opposed the Division’s motion to dismiss. The parties submitted a stipulation to the Court that provided for maintaining the status quo with respect to the administrative proceeding pending a decision on the merits of the litigation. On August 26, 2010, the Court granted the Division’s motion to dismiss the Complaint and denied the Company’s motion for summary judgment. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On February 8, 2008, H&R Block Tax Services, Inc. brought a patent infringement action against the Company in the U.S. District Court for the Eastern District of Texas alleging infringement of two patents (‘862 and ‘829) relating to issuing spending vehicles to an individual in exchange for the assignment of at least a portion of a payment that the individual is entitled to receive from a governmental agency, and seeking damages and injunctive relief. On April 3, 2008, the Company filed an answer denying infringement and asserting counterclaims of non-infringement and invalidity. On November 14, 2008, Plaintiff moved for leave to amend the action alleging infringement of a third patent (‘425) relating to providing a loan to a taxpayer prior to the end of the current year, the loan amount being based on the taxpayer’s estimated tax refund amount for such year. On December 23, 2008, the Court granted Plaintiff’s motion for leave to amend. On January 12, 2009, the Company answered the amended complaint denying infringement and asserting counterclaims of non-infringement and invalidity. On March 13, 2009, the Company filed a motion for summary judgment of invalidity of all asserted patent claims based on unpatentable subject matter. On August 28, 2009, the Company filed a motion for summary judgment of indefiniteness of certain of the asserted patent claims. On October 1, 2009, oral argument on the indefiniteness motion took place in connection with the claim construction (“Markman”) hearing. On November 10, 2009, the Magistrate Judge issued a Report and Recommendation that the Court hold all asserted claims of the ‘862 and ‘425 patents invalid and, in the alternative, indefinite. On December 7, 2009, the parties filed a joint motion to stay the proceeding pending the United States Supreme Court’s decision in In re Bilski. On December 8, 2009, the Magistrate Judge issued the Court’s claim construction order. On December 10, 2009, the Court issued an order granting the parties’ joint motion to stay the proceedings. On June 28, 2010 the Supreme Court of the United States issued its opinion in In re Bilski affirming the holding of the Court of Appeals for the Federal Circuit. On June 28, 2010 the parties filed a Joint Notice and Request for Status Conference. On June 29, 2010, the Court filed a Notice of Hearing, scheduling a status conference for July 13, 2010. On July 13, 2010, the Court issued an order setting the briefing schedule for a motion relating to the Bilski decision, ordered the parties to file any objections to the Magistrate’s Report and Recommendation, and ordered that the Court’s stay of discovery and all other deadlines shall remain in effect. On August 5, 2010, the parties filed objections to the Magistrate’s Report and Recommendation. On August 5, 2010, the Company filed its supplemental brief in support of its motion for summary judgment of invalidity of all asserted claims. On August 16, 2010, the parties each filed a response to objections to the Magistrate’s Report and Recommendation. Decisions by the District Judge on the Magistrate’s Report and Recommendations on the Company’s motions for summary judgment of invalidity and indefiniteness are currently pending. The Company believes it has meritorious defenses and is contesting this matter vigorously.

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

On April 14, 2009, Quiana Norris brought a purported class action complaint against the Company in the Superior Court of Indiana, Marion County, on behalf of Indiana customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Indiana’s Credit Services Organization Act, and seeking damages and injunctive relief. On May 1, 2009, the Company filed a notice removing the complaint to the United States District Court for the Southern District of Indiana. On June 8, 2009 the Company filed a motion to dismiss. On December 7, 2009, the Court granted the Company’s motion to dismiss in all respects, dismissing the Plaintiff’s complaint. On January 18, 2010, Plaintiff filed a First Amended Complaint. On February 4, 2010, the Company filed a motion to dismiss the First Amended Complaint. On June 28, 2010, the Court granted the Company’s motion to dismiss in all respects, dismissing the Plaintiff’s First Amended Complaint with prejudice. On July 28, 2010, Plaintiff filed a notice of appeal. The Company believes it has meritorious arguments in opposing this appeal and will continue to contest this matter vigorously.

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

In addition to the Kaman matter, thirteen other matters relating to J.H. Investment in which the Company is a defendant are pending in Sarasota County, Florida. These thirteen other matters allege negligence, actual agency, apparent agency, constructive fraud, and breach of fiduciary duty against the Company, and assert an aggregate of approximately $18.0 million in damages, in addition to seeking punitive damages. While any final results in the Kaman matter have no collateral estoppel effects on any of these matters, Court rulings on the Company’s appeal are likely to affect the timing of when, and the strength of how, these matters are advanced. The Company believes that it has meritorious defenses and is contesting these matters vigorously.

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

The following discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on August 12, 2010.

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

Jackson Hewitt Tax Service Inc., with more than 6,400 franchised and company-owned offices throughout the United States in the 2010 tax season, is an industry leader providing full service individual federal and state income tax return preparation. In fiscal 2010, the Jackson Hewitt system prepared 2.53 million tax returns. Most offices are independently owned and operated. Our revenues consist of fees paid by our franchisees, service revenues earned at company-owned offices and financial product fees.

“Jackson Hewitt,” “the Company,” “we,” “our,” and “us” are used interchangeably in this report to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

Seasonality of Operations

The tax return preparation business is highly seasonal, and we historically generate substantially all of our revenues during the period from January 1 through April 30. In fiscal 2010, we earned 94% of our revenues during this period. We operate at a loss during the period from May 1 through December 31, during which we incur costs associated with preparing for the upcoming tax season.

Internal Revenue Service Announcement

On August 5, 2010, the Internal Revenue Service (“IRS”) announced that starting with the upcoming 2011 tax filing season it will no longer provide tax preparers or refund anticipation loan (“RAL”) providers with the debt indicator (“DI”), which is used by financial institutions to determine whether to extend credit to a tax payer in connection with the facilitation of a RAL. In eliminating the DI, the IRS will no longer disclose to financial institutions or tax preparers if a taxpayer owes the federal government any money that will be deducted from the tax payers expected income tax refund. This action will likely cause the financial institutions that provide RALs to (i) modify their credit underwriting criteria, (ii) change their financial product pricing and (iii) adjust their approval rates to account for anticipated higher loan losses, which may unfavorably impact the availability or funding of RAL product to us for the upcoming tax season. We are currently assessing the potential impact that this action may have on our results of operations, financial position and cash flows in prospective periods.

Financial Product Agreements

On June 30, 2010, we entered into the Fourth Amendment (the “Fourth Program Agreement Amendment”) to the Program Agreement, originally dated September 19, 2007 (the “Republic Program Agreement”) with Republic Bank & Trust Company (“Republic”). The Fourth Program Agreement Amendment extends the date by which Republic, at its option, may terminate the Republic Program Agreement from June 30, 2010 until September 30, 2010. Republic previously requested this amendment in light of the fact that no decision or guidance had at that point been provided by the IRS working group with respect to any required changes in the provision of RALs for the upcoming tax season.

During the 2011 tax season, we expect that Republic will provide financial products to 50% of the Jackson Hewitt Tax Service offices. Our agreement with Republic expires on October 31, 2012, subject to early termination rights by Republic. We are currently evaluating the impact of the IRS’s August 5, 2010 announcement as it pertains to our existing agreement with Republic, if any, and whether this action has any affect on our ability to secure funding sources and financial institutions to provide RALs and Assisted Refunds to the remaining 50% of Jackson Hewitt Tax Service offices not covered under the Republic agreement.

Potential Exposure to Credit Losses

As a result of the continued decline in franchisee profitability, including the loss of RALs in fiscal 2010 by our franchisees served by Santa Barbara Bank & Trust, a division of Pacific Capital Bank, and the current difficult economic environment that has adversely impacted our franchisees ability to grow and operate their businesses including their ability to pay amounts due to us, we have experienced a significant increase in past due receivables from franchisees as we head into the 2011 tax season compared to the same period last year. Our Condensed Consolidated Balance Sheet at July 31, 2010 included past due amounts from franchisees totaling approximately $20.3 million, which includes billed accounts and notes receivable that are classified within current assets. This compares to $18.5 million at April 30, 2010. The allowance for billed accounts and notes receivable was $8.1 million and $5.7 million at July 31, 2010 and April 30, 2010, respectively. Additionally, we have $4.7 million and $3.9 million in allowances for unbilled notes receivable and development advance notes as of July 31, 2010 and April 30, 2010, respectively. Our allowances for doubtful accounts require management’s judgment regarding collectability and current economic conditions to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date. Accordingly, in the three months ended July 31, 2010, we recorded a $3.2 million provision for uncollectible receivables in our Statement of Operations in Cost of Franchise Operations. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered unlikely. There were no significant concentrations of credit risk with any individual franchisee or group of franchisees as of July 31, 2010. We believe that our allowances for doubtful accounts as of July 31, 2010 are currently adequate for our existing exposure to loss. We will be closely monitoring the performance of franchisees currently indebted to us, particularly for timely payment of past due and current receivables, and we will adjust our allowances accordingly if management determines that existing reserve levels are inadequate to cover estimated losses.

New Franchise Agreement

We have recently finalized our new form of franchise agreement. We intend to offer all franchisees the opportunity to execute this new form of agreement including the approximately 25% of our existing franchise agreements that are up for renewal by December 2010 as well as the franchise agreements with remaining terms. The more difficult operating circumstances in fiscal 2010 may impact our success with our renewal program and there can be no assurance regarding the number of franchise agreements that will be renewed. Certain terms of the current franchise agreement will change under this new form of agreement, including certain operating requirements and economic terms.

RESULTS OF OPERATIONS

Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

Condensed Consolidated Results of Operations

	Three Months Ended July 31,
	2010	2009
	(in thousands)
Revenues
Franchise operations revenues:
Royalty	$587	$556
Marketing and advertising	258	245
Financial product fees	2,881	3,320
Other	163	336
Service revenues from company-owned office operations	533	588

Total revenues	4,422	5,045

Expenses
Cost of franchise operations	9,268	7,488
Marketing and advertising	2,372	3,015
Cost of company-owned office operations	6,562	6,996
Selling, general and administrative	9,460	16,726
Depreciation and amortization	3,316	3,325

Total expenses	30,978	37,550

Loss from operations	(26,556)	(32,505)
Other income/(expense):
Interest and other income	929	598
Interest expense	(10,371)	(5,029)

Loss before income taxes	(35,998)	(36,936)
Benefit from income taxes	16,804	15,096

Net loss	$(19,194)	$(21,840)

Given the seasonal nature of the tax return preparation business, approximately 4% of the total tax returns prepared by our network in fiscal 2010 were prepared in the first two fiscal quarters. Consequently, the number of tax returns prepared during the first two fiscal quarters and the corresponding revenues are not indicative of the overall trends of our business for the fiscal year. Most tax returns prepared in the first two fiscal quarters are related to either tax returns for which filing extensions had been applied for by the customer or amendments to previously filed tax returns.

Three Months Ended July 31, 2010 as Compared to Three Months Ended July 31, 2009

Total Revenues

Total revenues decreased by $0.6 million, or 12%, due primarily to lower financial product fees and a decrease in other revenues. Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses decreased $6.6 million, or 18%. The following factors are some of the more significant items that contributed to, or partially offset, our overall total decrease in operating expenses.

Cost of franchise operations: Cost of franchise operations increased $1.8 million, or 24%, primarily due to a higher provision for uncollectible receivables of $2.9 million to increase reserve balances for our current exposure to collection loss. This increase was partially offset by (i) lower compensation-related costs of $0.4 million as a result of 2010 workforce reductions; (ii) a reduction of $0.4 million in conference expenses due to a shift in the timing of our franchisee convention to the second fiscal quarter; and (iii) a decrease in consulting expenses of $0.3 million related to a shift in workload to internal Technology staff.

Marketing and Advertising: Marketing and advertising expenses decreased $0.6 million, or 21%, primarily due to a shift in spending of approximately $0.4 million to later in fiscal 2011 and lower compensation-related costs of $0.2 million related to workforce reductions.

Cost of company-owned office operations: Cost of company-owned office operations decreased $0.4 million, or 6%, primarily due to lower compensation-related costs of $0.2 million resulting from workforce reductions and a reduction in office related expenses of $0.2 million including supplies and maintenance.

Selling, general and administrative: Selling, general and administrative expenses decreased $7.3 million, or 43%, primarily due to (i) the absence of a $4.3 million severance charge related to the departure of our former Chief Executive Officer in June 2009; (ii) a decrease in external legal fees of $1.6 million, which includes a $0.7 million insurance recovery related to a legal settlement; (iii) lower consulting costs of $0.8 million for corporate advisory services related to strategic development activities, ongoing credit agreement expenses and other financial advice; and (iv) lower compensation-related costs of $0.6 million as a result of 2010 workforce reductions.

Other income (expense)

Interest expense: Interest expense increased $5.3 million, or 106%, primarily due to the higher credit spread under our amended credit facility on a higher outstanding average debt balance and an increase in amortization of deferred financing costs of $0.6 million. Our pre-tax average cost of debt was 14.7% in the three months ended July 31, 2010 as compared to 7.8% in the same period last year. Interest expense in the three months ended July 31, 2010 included $4.6 million of interest that was added to the principal balance of outstanding borrowings under the Credit Agreement and will be paid at maturity (paid-in-kind interest) in October 2011.

Benefit from income taxes: Benefit from income taxes increased $1.7 million, or 11%, due to a larger percentage of taxable earnings in states with higher corporate income tax rates. Our effective tax rate for the three months ended July 31, 2010 and 2009 is 47.6% and 40.9%, respectively. Income tax benefit in each period also includes state taxes that are not calculated as a percentage of income (loss) before taxes.

Segment Results

Franchise Operations

	Three Months Ended July 31,
	2010	2009
	(in thousands)
Results of Operations:
Revenues
Royalty	$587	$556
Marketing and advertising	258	245
Financial product fees	2,881	3,320
Other	163	336

Total revenues	3,889	4,457

Expenses
Cost of operations	9,268	7,488
Marketing and advertising	2,305	2,919
Selling, general and administrative	556	851
Depreciation and amortization	2,359	2,293

Total expenses	14,488	13,551

Loss from operations	(10,599)	(9,094)
Other income/(expense):
Interest and other income	919	598

Loss before income taxes	$(9,680)	$(8,496)

Three Months Ended July 31, 2010 as Compared to Three Months Ended July 31, 2009

Total Revenues

Total revenues decreased $0.6 million, or 13%. Factors contributing to the decrease were as follows:

Financial product fees: Financial product fees decreased $0.4 million, or 13%, principally due to lower revenues associated with our prepaid debt card program and our Gold Guarantee product of $0.3 million.

Other revenues: Other revenues decreased $0.2 million, or 51%, primarily due to a reduction in carry-over payments related to the processing of electronically-transmitted tax returns prepared in the 2010 tax season as compared with the prior year.

Total Expenses

Total operating expenses increased $0.9 million, or 7%. The following factors are some of the more significant items that contributed to, or partially offset, the Franchise Operations’ total increase in operating expenses.

Cost of franchise operations: Cost of franchise operations increased $1.8 million, or 24%, as discussed in the Condensed Consolidated Results of Operations.

Marketing and Advertising: Marketing and advertising expenses decreased $0.6 million, or 21%, as discussed in the Condensed Consolidated Results of Operations.

Selling, general and administrative: Selling, general and administrative expenses decreased $0.3 million, or 35%, primarily due lower compensation-related costs as a result of fiscal 2010 workforce reductions.

Company-Owned Office Operations

	Three Months Ended July 31,
	2010	2009
	(in thousands)
Results of Operations:
Revenues
Service revenues from operations	$533	$588

Expenses
Cost of Operations	6,562	6,996
Marketing and advertising	67	96
Selling, general and administrative	763	895
Depreciation and amortization	957	1,032

Total expenses	8,349	9,019

Loss from operations	(7,816)	(8,431)

Loss before income taxes	$(7,816)	$(8,431)

Three Months Ended July 31, 2010 as Compared to Three Months Ended July 31, 2009

Total Revenues

Total revenues decreased marginally as compared to the same period in the prior year.

Total Expenses

Total operating expenses decreased $0.7 million, or 7%. The following factors are some of the more significant items that contributed to, or partially offset, Company-owned Office Operations’ total decrease in operating expenses.

Cost of Operations: Cost of operations decreased $0.4 million, or 6%, as discussed in the Condensed Consolidated Results of Operations.

Selling, general and administrative: Selling, general and administrative expenses decreased $0.1 million, or 15%, primarily due lower compensation-related costs as a result of fiscal 2010 workforce reductions.

Corporate and Other

Corporate and other expenses include unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as share-based compensation and financing costs.

	Three Months Ended July 31,
	2010	2009
	(in thousands)
Expenses (a)
General and administrative	$5,026	$4,983
Employee termination and related expenses	—	4,256
Consulting expenses	1,487	2,268
External legal fees	1,097	2,671
Share-based compensation	531	802

Total expenses	8,141	14,980

Loss from operations	(8,141)	(14,980)

Other income/(expense):
Interest and other income	10	—
Interest expense	(10,371)	(5,029)

Loss before income taxes	$(18,502)	$(20,009)

(a)	Included in SG&A in the Condensed Consolidated Statements of Operations.

Three Months Ended July 31, 2010 as Compared to Three Months Ended July 31, 2009

Loss from operations

Loss from operations decreased $6.8 million, or 46%, primarily due to (i) the absence of a $4.3 million severance charge related to the departure of our former Chief Executive Officer in June 2009; (ii) a decrease in external legal fees of $1.6 million, which includes a $0.7 million insurance recovery related to a legal settlement; and (iii) a reduction of $0.8 million in consulting expenses including corporate advisory services related to strategic development activities, ongoing credit agreement expenses and other financial advice.

Other income/(expense)

Interest expense: Interest expense increased $5.3 million, or 106%, as discussed in the Condensed Consolidated Results of Operations.

Liquidity and Capital Resources

Historical Sources and Uses of Cash from Operations

Seasonality of Cash Flows

The tax return preparation business is highly seasonal resulting in substantially all of our revenues and cash flow being generated during the period from January 1 through April 30. Following the tax season, from May 1 through December 31, we primarily rely on excess operating cash flow from the previous tax season and our credit facility to fund our operating expenses and to reinvest in our business to support future growth. Given the nature of the franchise business model, our business is generally not capital intensive and has historically generated strong operating cash flow from operations on an annual basis with the exception of fiscal 2010 during which we experienced a loss of RALs in 50% of our markets. While we expect to continue to generate cash flow from operations during tax season, the level of funds generated during this period could continue to be significantly reduced to the extent that we are unsuccessful in securing funding sources in fiscal 2011 for the 50% of Jackson Hewitt Tax Service offices that did not have RAL coverage in fiscal 2010.

Credit Facility

As of July 31, 2010, we had an aggregate of $290.6 million in term loan, non-revolving credit commitment and revolving credit commitment borrowings outstanding under the April 2010 Amended and Restated Credit Agreement (the “Credit Agreement”), which requires mandatory payments of $30 million on April 30, 2011 and the remaining balance at maturity on October 6, 2011. Of these borrowings, we had $16.1 million outstanding under the $105 million revolving credit commitment, the balance of which will continue to be available to us on a revolving basis subject to an availability block. Interest expense for the three months ended July 31, 2010 included $4.6 million of interest that was added to the principal balance of outstanding borrowings under the Credit Agreement and will be paid at maturity (paid-in-kind-interest) in October 2011.

Sources and Uses of Cash

In the three months ended July 31, 2010, we used $18.9 million less cash for operations as compared to the three months ended July 31, 2009. Described below are some of the more significant items that contributed to, or partially offset, our net cash used:

•	Lower payments to vendors and suppliers of $10.0 million;

•	Lower income tax payments of $4.2 million primarily due to the decrease in operating income between years;

•	Absence of a $2.8 million payment related to a previously accrued legal settlement;

•	Lower incentive payments to franchisees of $2.0 million;

•	Lower external legal fee payments of $1.7 million;

•	Lower employee termination payments of $1.3 million;

•	Lower lease termination payments of $1.1 million;

•	Lower consulting expense payments of $0.8 million for corporate advisory services related to strategic development activities.

Partially offsetting the factors discussed above were:

•	Higher interest payments under our credit facility of $4.8 million.

Investing activities

In the three months ended July 31, 2010, we used $3.1 million less cash for investing activities as compared to the three months ended July 31, 2009, primarily due to a $0.7 million reduction in cash paid for the acquisition of tax return preparation businesses and lower capital expenditures of $2.3 million primarily due to the absence of Walmart Kiosk purchases that were made in advance of the fiscal 2010 tax season.

Financing activities

In the three months ended July 31, 2010, we received $30.8 million less cash from financing activities as compared to the three months ended July 31, 2009, primarily due to a reduction in net borrowings under our credit facility of $30.0 million.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

Over the remainder of fiscal 2011, our primary cash requirements will be the funding of our operating activities (including contractual obligations and commitments), capital expenditure requirements, acquisitions, project funding to franchisees, repaying debt outstanding, and making periodic interest payments on our debt outstanding, as described more fully below.

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

•

Company-owned offices—Our company-owned offices complement our franchise system and are focused primarily on organic growth through the opening of new company-owned offices within existing territories as well as increasing office productivity. We also continue to pursue selective acquisition opportunities for our company-owned office segment in economically attractive, high growth markets adjacent to our current operations. Under the terms of the April 2010 Amended and Restated Credit Agreement, we are limited to annual acquisitions of and we will be limited to acquisitions totaling $7 million per year with the cash portion of any acquisition consideration being limited to $2 million annually. As of July 31, 2010, there were no acquisitions in fiscal 2011. Expenses to operate our company-owned offices begin to increase during the third fiscal quarter and peak during the fourth fiscal quarter primarily due to the labor costs related to the seasonal employees who provide tax return preparation services to our customers.

•

Lease termination payments—We anticipate spending approximately $1 million over the remainder of fiscal 2011 in connection with lease termination actions taken in fiscal 2009 (based on certain assumptions and if we are successful in buying out of these lease commitments).

•

Capital expenditures—We anticipate spending between $6 million and $7 million on capital expenditures in fiscal 2011 predominantly for information technology upgrades, including personnel related payments capitalized for the development of internal use software.

•	Franchisee funding—We anticipate spending approximately $1 million to provide project funding to franchisees.

•

Debt service—As of August 31, 2010, we had $298.3 million outstanding (inclusive of PIK interest of $6.3 million) under our April 2010 Amended and Restated Credit Agreement. Under the terms of the April 2010 amendment, a mandatory payment of $30 million is due in April 2011 in connection with the amortizing term loan of $200 million. Additionally, we anticipate having to spend between $43 million and $45 million on interest in fiscal 2011.

Future Sources of Cash

We borrow against our amended credit facility to fund operations with increases particularly during the first nine months of the fiscal year. Beginning in the fourth fiscal quarter, we expect our primary sources of cash to be royalty and marketing & advertising fees from franchisees, service revenues earned at Company-owned Offices and financial product fees.

The April 2010 Amended and Restated Credit Agreement (the “Credit Agreement”) added a number of events of default including an adverse regulatory and/or policy statements with respect to the continuation of the RAL program in a manner acceptable to lenders, an inability to provide RAL product that meet the needs of 100% of the Jackson Hewitt system; failure to present a satisfactory business plan to the lenders; a termination of our exclusive Walmart kiosk license agreement, which also contains early termination rights if we were to receive a notice of default by the lenders under the credit facility; and lack of compliance with the financial covenants under the credit facility. In addition, the Credit Agreement includes certain events of default related to the continuation and funding of our 2011 RAL program that require us to meet certain milestones for the remainder of 2010. These milestones include obtaining a proposal letter regarding funding commitments for our RAL program by September 15, 2010 (the “Proposal Letters”); obtaining a commitment letter from such funding sources by November 19, 2010; and executing definitive documents for the 2011 RAL program by December 9, 2010.

During the first quarter of fiscal 2011, we were notified that our Business Plans, as defined in the Credit Agreement, have been determined to be acceptable by the administrative agent and lenders in accordance with the terms of the Credit Agreement. We have not received any notices from our lenders as a result of the IRS’s August 5, 2010 announcement as it may relate to an adverse regulatory and/or policy statement with respect to the continuation of our RAL program in a manner acceptable to lenders.

We are currently in discussions with RAL providers and funding sources to obtain the Proposal Letters. However, delays have been caused by the IRS’s August 5, 2010 announcement that may prevent the timely completion of this requirement. In this event, we would expect to seek a waiver to extend the time period required. There can be no assurance that the Proposal Letters will be obtained, that the Proposal Letters will be acceptable to the lenders, or that the lenders would agree to such an extension.

As of July 31, 2010, we were not aware of any instances of non-compliance with the financial or restrictive covenants contained in the Credit Agreement. We believe that the commitment levels under our April 2010 amendment will continue to support our ongoing operations and will provide sufficient liquidity to meet our cash needs during the next 12 months, subject to an earlier event of default being declared by our lenders. However, not all of the conditions that could lead to a default under the Credit Agreement are under our control. If a default were declared and the amended credit facility were to be terminated, there can be no assurance that any debt or equity financing alternatives will be available to us when needed or, if available at all, on terms which are acceptable to us. As such, there can be no assurance that we will have sufficient funding to meet our obligations through the conclusion of our 2011 fiscal year. In this event, we may be required to consider restructuring alternatives, including seeking protection from creditors under bankruptcy laws. Our financial statements for the three months ended July 31, 2010 were prepared assuming we will continue as a going concern. Given the conditions outlined above and, specifically, the lenders’ ability to accelerate borrowings outstanding in the event of default, uncertainty arises that we will be able to continue as a going concern and, therefore, may be unable to realize our assets and settle our liabilities and commitments in the normal course of business. Our accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

Significant management judgment is required in assessing whether goodwill is impaired. The carrying value of our reporting units is determined by specifically identifying and allocating all of our consolidated assets and liabilities to each reporting unit based on various methods we deem reasonable. Fair value of each reporting unit is estimated using an income approach which discounts future net cash flows to their present value at a rate that reflects the current return requirements of the market and risks inherent in our business. Estimated future cash flows are impacted by a multitude of factors and is based to a large extent on our internal business plan and adjusted, as appropriate, for our views of market participant assumptions, oversight of the providers of RAL product and an assessment related to whether these providers will be allowed to continue to offer such product in the future, and the renewal of certain material contracts. Additional factors affecting these future cash flows include, but are not limited to, franchise agreement renewal and attrition rates, markets and market share data, tax return sales volumes and prices, cost structure, and working capital changes. Estimates are also used for our weighted average cost of capital, which is adjusted, as appropriate, to account for company specific risk premiums in discounting our projected future cash flows and our long-term growth rate for purposes of determining a terminal value at the end of the forecast period. Our assumptions and views of these factors continually evolve, and such views and assumptions that we may use in determining the fair value of our reporting units in fiscal 2011 could change significantly from those used in the 2010 annual impairment test. We believe that the IRS’s August 5, 2010 announcement to no longer provide the debt indicator (see Note 12—“Internal Revenue Service Announcement”) will likely cause the financial institutions that provide RALs to (i) modify their credit underwriting criteria, (ii) change their financial product pricing and (iii) adjust their approval rates to account for anticipated higher loan losses. This action may unfavorably impact the availability or funding of our RAL program. We will continue to monitor whether such actions will affect our future cash flows in the 2011 tax season and beyond and, as a result, we may determine that an impairment charge is necessary.

We consider historical experience and all available information at the time the fair value of our reporting units is estimated. However, fair values that could be realized in an actual transaction may differ from those used by us to evaluate the impairment of our goodwill. The fair value of the reporting units is determined using unobservable inputs (i.e., Level 3 inputs) as defined by the accounting guidance for fair value measurements. As an overall test of reasonableness of the estimated fair values of the reporting units, we reconcile the combined fair value estimates of the reporting units to their market capitalization as of the end of the reporting period. We perform this reconciliation to confirm that the fair values are reasonably representative of the market views.

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

A significant downward revision in the present value of estimated future cash flows for our trademarks could result in an impairment. Such a non-cash charge would be limited to the difference between the carrying amount of the intangible asset and its fair value and would be recognized as a component of operating income in the reporting period identified. We reevaluate our other indefinite-lived intangibles for impairment in conjunction with our goodwill testing. We will continue to monitor changes in our business, as well as overall market conditions and economic factors that could require additional impairment tests.

Accounting Standards Issued but Not Yet Adopted

In January 2010, the Financial Accounting Standards Board issued Accounting Standard Update 2010-06, “Improving Disclosures about Fair Value Measurements”. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 recurring fair value measurements. The standard also requires disclosure of activities on a gross basis, including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. This guidance impacts disclosure only and will not have an effect on the Company’s consolidated financial statements. Our disclosures about fair value measurements are presented in Note 5—“Fair Value Measurements”.

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

In connection with extending the maturity date under our credit facility in October 2006, we entered into interest rate collar agreements to become effective after the initial interest rate swap agreements terminate, which was in June 2010. The interest rate collar agreements were entered into with financial institutions to limit the variability of expense/payments on $50.0 million of floating-rate borrowings during the period from July 2010 to October 2011 to a range of 5.5% (the cap) and 4.6% (the floor). These interest rate collar agreements were determined to be cash flow hedges in accordance with ASC subtopic 815.

We have financial market risk exposure related primarily to changes in interest rates. As discussed above, we attempt to reduce this risk through the utilization of derivative financial instruments. A hypothetical 1% change in the interest rate on our floating-rate borrowings outstanding as of July 31, 2010, excluding our $100.0 million of hedged borrowings whereby we fixed the interest rate, as noted above, would result in an annual increase or decrease in income before income taxes of $1.9 million. The estimated increase or decrease is based upon the level of variable rate debt as of July 31, 2010 and assumes no changes in the volume or composition of debt.

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

(b) Changes in Internal Control over Financial Reporting.

During the first quarter of fiscal 2011, there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

See “Part 1—Item 1—Note 16—Commitments and Contingencies,” to our Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A.	Risk Factors.

During the three months ended July 31, 2010, there were no material changes from the risk factors as previously disclosed in Item 1A to Part 1 of our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds:

There were no unregistered sales of equity securities during the three months ended July 31, 2010.

Issuer Purchases of Equity Securities:

There were no issuer purchases of equity securities during the three months ended July 31, 2010.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended July 31, 2010.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

There is no information to be disclosed.

Item 6.	Exhibits.

Exhibits: We have filed the following exhibits in connection with this report:

10.1	Executive Employment Agreement between Jackson Hewitt Tax Service Inc. and Philip H. Sanford, effective August 25, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 8, 2010.

JACKSON HEWITT TAX SERVICE INC.

By:	/S/ HARRY W. BUCKLEY
Harry W. Buckley
President and Chief Executive Officer
(Principal Executive Officer)

/S/ DANIEL P. O’BRIEN
Daniel P. O’Brien
Executive Vice President and Chief Financial Officer

/S/ CORRADO DEPINTO
Corrado DePinto
Vice President and Chief Accounting Officer