Form 10-Q
period 2010-10-31
JACKSON HEWITT TAX SERVICE INC
filed 2010-12-10
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2010

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

The number of shares outstanding of the registrant’s common stock was 28,976,968 (net of 10,776,789 shares held in treasury) as of November 30, 2010.

JACKSON HEWITT TAX SERVICE INC.

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of
	October 31, 2010	April 30, 2010
Assets
Current assets:
Cash and cash equivalents	$2,775	$10,846
Accounts receivable, net of allowance for doubtful accounts of $3,174 and $4,910, respectively	14,405	24,161
Notes receivable, net	5,741	5,827
Restricted cash	1,360	1,195
Prepaid expenses and other	17,165	17,447
Deferred income taxes	2,017	2,049

Total current assets	43,463	61,525
Property and equipment, net	22,170	24,575
Goodwill	148,873	148,873
Other intangible assets, net	86,435	87,125
Notes receivable, net	2,981	3,282
Other non-current assets, net	12,064	21,044

Total assets	$315,986	$346,424

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$16,372	$16,519
Current portion of long-term debt	322,664	30,000
Income taxes payable	5,811	41,056
Deferred revenues	6,175	7,440

Total current liabilities	351,022	95,015
Long-term debt	—	244,000
Deferred income taxes	20,840	19,128
Other non-current liabilities	6,518	13,416

Total liabilities	378,380	371,559

Commitments and Contingencies (Note 15)
Stockholders’ deficit:
Common stock, par value $0.01; Authorized: 200,000,000 shares; Issued: 39,753,757 and 39,508,562 shares, respectively	395	395
Additional paid-in capital	391,129	390,400
Retained deficit	(148,883)	(110,271)
Accumulated other comprehensive loss	(2,131)	(2,801)
Less: Treasury stock, at cost: 10,776,289 and 10,746,683 shares, respectively	(302,904)	(302,858)

Total stockholders’ deficit	(62,394)	(25,135)

Total liabilities and stockholders’ deficit	$315,986	$346,424

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Revenues
Franchise operations revenues:
Royalty	$632	$688	$1,219	$1,244
Marketing and advertising	278	302	536	547
Financial product fees	2,244	2,340	5,125	5,660
Other	86	166	249	502
Service revenues from company-owned office operations	237	536	770	1,124

Total revenues	3,477	4,032	7,899	9,077

Expenses
Cost of franchise operations	7,121	7,037	16,389	14,525
Marketing and advertising	2,261	3,409	4,633	6,424
Cost of company-owned office operations	7,304	7,281	13,866	14,277
Selling, general and administrative	9,568	10,761	19,028	27,487
Depreciation and amortization	3,249	3,709	6,565	7,034

Total expenses	29,503	32,197	60,481	69,747

Loss from operations	(26,026)	(28,165)	(52,582)	(60,670)
Other income/(expense):
Interest and other income	796	633	1,725	1,231
Interest expense	(11,196)	(5,408)	(21,567)	(10,437)

Loss before income taxes	(36,426)	(32,940)	(72,424)	(69,876)
Benefit from income taxes	17,004	13,462	33,808	28,558

Net loss	$(19,422)	$(19,478)	$(38,616)	$(41,318)

Loss per share:
Basic and Diluted	$(0.67)	$(0.68)	$(1.34)	$(1.45)

Weighted average shares outstanding:
Basic and Diluted	28,840	28,598	28,791	28,578

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended October 31,
	2010	2009
Operating activities:
Net loss	$(38,616)	$(41,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,565	7,034
Share-based compensation	1,090	2,797
Amortization of deferred financing costs	2,270	950
Amortization of development advances	278	748
Provision for uncollectible receivables, net	4,292	448
Deferred income taxes	927	(798)
Other	10	19
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	7,940	8,697
Notes receivable	(411)	(1,782)
Accrued PIK interest	9,664	—
Prepaid expenses and other	5,421	6,953
Accounts payable, accrued and other liabilities	(3,399)	(13,351)
Income taxes payable	(35,236)	(34,356)
Deferred revenues	(3,388)	(3,396)

Net cash used in operating activities	(42,593)	(67,355)

Investing activities:
Capital expenditures	(4,155)	(3,784)
Capital expenditures-equipment leased to franchisees	—	(5,729)
Restricted cash	(165)	—
Funding provided to franchisees	(371)	(1,512)
Proceeds from repayment of franchisee notes	296	763
Cash paid for acquisitions	—	(2,069)

Net cash used in investing activities	(4,395)	(12,331)

Financing activities:
Common stock repurchases	—	(183)
Borrowings under revolving credit facility	50,000	85,000
Repayments of borrowings under revolving credit facility	(11,000)	(6,000)
Dividends paid to stockholders	—	(60)
Restricted stock payments	(69)	—
Debt issuance costs	(14)	(211)
Change in cash overdrafts	—	894

Net cash provided by financing activities	38,917	79,440

Net decrease in cash and cash equivalents	(8,071)	(246)
Cash and cash equivalents, beginning of period	10,846	306

Cash and cash equivalents, end of period	$2,775	$60

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

Liquidity

On April 30, 2010, the Company entered into a Fourth Amendment to the Amended and Restated Credit Agreement (the “Credit Agreement”) due to the financial impact on its business resulting from a lack of full availability of RALs in all of the tax preparation offices in the Company’s network for the 2010 tax season. The amended credit facility contains a number of events of default, including a default related to the inability to have 100% coverage of RALs for the upcoming 2011 tax season, which, if breached, would allow the lenders to, among other things, terminate their commitment to lend any additional amounts to the Company and declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. On November 19, 2010, the Company and its Lenders entered into a Letter Agreement to provide a waiver until December 17, 2010 of the conditions related to securing 100% RAL coverage for the upcoming tax season. The Company believes it is unlikely to meet the conditions required for 100% RAL coverage by December 17, 2010. While no assurances can be given, the Company believes it should be successful in its efforts to amend the Credit Agreement or obtain another waiver or forbearance arrangement from the Lenders (see Note 13—“Credit Facility”).

As noted above with respect to the RAL coverage requirement, not all of the conditions that could lead to a default under the Credit Agreement are under the control of Jackson Hewitt. If a default was declared and the amended credit facility was terminated, there can be no assurance that any debt or equity financing alternatives will be available to the Company when needed or, if available at all, on terms which are acceptable to the Company. As such, there can be no assurance that the Company will have sufficient funding to meet its obligations through the conclusion of the Company’s 2011 fiscal year. In this event, the Company may be required to consider restructuring alternatives including, but not limited to, seeking protection from creditors under bankruptcy laws. Given the conditions outlined in Note 13—“Credit Facility” as it relates to meeting certain milestones towards obtaining funding sources for the Company’s RAL program in the upcoming tax season and, specifically, the lenders’ ability to accelerate borrowings outstanding in the event of default, uncertainty arises that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and settle its liabilities and commitments in the normal course of business. The Company’s financial statements for the six months ended October 31, 2010 were prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company be unable to continue as a going concern.

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

Management has evaluated all activity of the Company and concluded that no subsequent events have occurred since October 31, 2010 that would require recognition in the Condensed Consolidated Financial Statements.

Comprehensive Income (Loss)

The Company’s comprehensive loss is comprised of net loss from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive loss, net of tax, were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	(in thousands)		(in thousands)
	2010	2009	2010	2009
Net loss	$(19,422)	$(19,478)	$(38,616)	$(41,318)
Changes in fair value of derivatives	472	(37)	671	218

Total comprehensive loss	$(18,950)	$(19,515)	$(37,945)	$(41,100)

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

In each reporting period, both basic and dilutive loss per share computations exclude all performance vesting awards since the performance conditions had not been met for those periods. See “Note 7—Share-Based Payments” for additional information on the Company’s performance vesting awards.

The following table summarizes the in-the-money securities that were excluded from the computation of the effect of dilutive securities on loss per share. These securities consisted of stock options and shares of restricted stock that were considered to be anti-dilutive due to all periods presented being net loss periods.

	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands)	2010	2009	2010	2009
Stock options	—	3	—	2
Shares of restricted stock	25	10	47	20

Total antidilutive securities	25	13	47	22

Also, stock options with exercise prices greater than the average market prices for the Company’s common stock totaled 2.2 million in each period for the three months ended October 31, 2010 and 2009, respectively, and 2.1 million and 2.3 million for the six months ended October 31, 2010 and 2009, respectively.

2. RESTRICTED CASH

Restricted cash as of October 31, 2010 consisted of deposits into a collateral account in connection with an appeal bond required in Florida to cover compensatory damages, prejudgment interest and interest on the judgment in a legal proceeding and various surety bonds that are issued and outstanding for one year. Funding of an appeal bond in the amount of $940,052 was established to guarantee that if the Company’s appeal in this legal proceeding is unsuccessful, funds would be available to pay the original judgment costs. Additionally, the Company was required by its insurance underwriter to fund $420,000 in surety bonds, including tax school performance bonds, to secure payment in the event the Company fails to perform certain of its obligations to third parties. In the three ended October 31, 2010, the Company did not make any distributions from restricted cash or increase its restricted cash deposits. In the six months ended October 31, 2010, the Company did not make any distributions from restricted cash and increased its restricted cash deposits by $165,000 for tax school performance bonds in various other locations.

3. RECEIVABLES ALLOWANCES

As a result of the continued decline in franchisee profitability, including the loss of RALs in fiscal 2010 by the Company’s franchisees served by Santa Barbara Bank & Trust, a division of Pacific Capital Bank, and the current difficult economic environment that has adversely impacted the Company’s franchisees ability to grow and operate their businesses including their ability to pay amounts due to the Company, the Company has experienced a significant increase in past due receivables from franchisees as it heads into the 2011 tax season compared to the same period last year. The Company’s Condensed Consolidated Balance Sheet at October 31, 2010 included past due amounts from franchisees totaling approximately $16.2 million, which includes billed accounts and notes receivable that are classified within current assets. This compares to $18.5 million at April 30, 2010. The allowance for billed accounts and notes receivable was $4.4 million and $5.7 million at October 31, 2010 and April 30, 2010, respectively.

Additionally, the Company has $3.4 million and $3.9 million in allowances for unbilled receivables including notes and development advance notes as of October 31, 2010 and April 30, 2010, respectively. The Company’s allowances for doubtful accounts require management’s judgment regarding collectability and current economic conditions to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date. Accordingly, in the three months ended October 31, 2010, the Company recorded a $1.1 million provision for uncollectible receivables in its Condensed Consolidated Statement of Operations in Cost of Franchise Operations. In the six months ended October 31, 2010, the Company recorded a $4.3 million provision for uncollectible receivables. In the six months ended October 31, 2010, the Company wrote-off $6.2 million in receivables against the allowance accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered unlikely. There were no significant concentrations of credit risk with any individual franchisee as of October 31, 2010. The Company believes that its allowances for doubtful accounts as of October 31, 2010 are currently adequate for the Company’s existing exposure to loss. The Company will be closely monitoring the performance of franchisees currently indebted to it, particularly for timely payment of past due and current receivables, and the Company will adjust its allowances accordingly if management determines that existing reserve levels are inadequate to cover estimated losses.

4. FAIR VALUE MEASUREMENTS

Financial assets and liabilities subject to fair value measurements on a recurring basis are classified according to a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 represents observable inputs such as quoted prices in active markets. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no changes to the Company’s valuation techniques used to measure asset and liabilities fair values on a recurring basis during the three months ended October 31, 2010.

The Company’s investments that are held in trust for payment of non-qualified deferred compensation to certain employees consist primarily of investments that are either publicly traded or for which market prices are readily available. These funds are held in registered investment funds and common/collateral trusts.

The Company uses various hedging strategies including interest rate swaps and interest rate collar agreements to manage its exposure to changes in interest rates. The Company has designated these derivatives as cash flow hedges to manage the risk related to its floating rate debt. The Company’s derivative contracts represent interest rate swap and collar agreements to convert a notional amount of floating-rate borrowings into fixed rate debt. The fair value of the Company’s derivative contracts was derived from third party service providers utilizing proprietary models based on current market indices and estimates about relevant future market conditions. In connection with such cash flow hedges, the Company records unrealized gains (losses) to other comprehensive income. There was no amount of unrecognized gain (loss) recorded in the condensed consolidated statements of operations as there was no ineffectiveness for the three and six months ended October 31, 2010.

The accompanying condensed consolidated balance sheet includes financial instruments that are recorded at fair value as noted below:

		Fair Value at Reporting Date Using
	Fair Value As of October 31, 2010	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
		(In thousands)
Assets
Investments held in trust, current	$69	$69	$—	$—
Investments held in trust, non-current	32	32	—	—

Total	$101	$101	$—	$—

Liabilities
Derivative contracts	$3,551	$—	$3,551	$—

Total	$3,551	$—	$3,551	$—

		Fair Value at Reporting Date Using
	Fair Value As of April 30, 2010	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
		(In thousands)
Assets
Investments held in trust, current	$174	$168	$6	$—
Investments held in trust, non-current	97	93	4	—

Total	$271	$261	$10	$—

Liabilities
Derivative contracts	$4,669	$—	$4,669	$—

Total	$4,669	$—	$4,669	$—

The estimated fair value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable and accrued liabilities approximate their respective carrying amounts contained on the Consolidated Balance Sheets due to the short-term maturities of these assets and liabilities. The estimated fair value of development advance notes (“DANs”) approximates its carrying amount as DANs are carried on the Consolidated Balance Sheet net of both amortization and provision for uncollectible amounts. As of October 31, 2010, the estimated fair value of short-term debt approximated its carrying amount as the interest rate, excluding the $100.0 million of hedged borrowings, was variable and the interest rate approximates a rate in the current market.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes to the goodwill balance in either the Franchise Operations segment or Company-owned Office Operations segment for the six months ended October 31, 2010.

Other intangible assets consisted of:

	As of October 31, 2010			As of April 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements(a)	$16,052	$(15,763)	$289	$16,052	$(15,710)	$342
Customer relationships(b)	13,072	(11,133)	1,939	13,072	(10,563)	2,509
Reaquired franchise rights(c)	672	(103)	569	672	(48)	624
Acquired tradename	53	(40)	13	53	(28)	25

Total amortizable other intangible assets	$29,849	$(27,039)	$2,810	$29,849	$(26,349)	$3,500

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000
Reacquired franchise rights(d)			2,625			2,625

Total unamortizable other intangible assets			83,625			83,625

Total other intangible assets, net			$86,435			$87,125

(a)	Amortized using the straight-line method over a period of ten years.
(b)	Consists of customer lists and non-compete agreements. Customer lists are amortized using the double declining method over a period of five years and non-compete agreements are amortized using the straight-line method over a period of two to six years.
(c)	Consists of franchise rights reacquired after the Company’s adoption of ASC Topic 805, “Business Combinations” in which amounts are amortized over the remaining life of the franchise agreement from the date of acquisition.
(d)	Consists of franchise rights reacquired prior to the Company’s adoption of ASC Topic 805.

Goodwill Impairment Testing

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

The IRS recently announced that, starting with the upcoming 2011 tax season, it will no longer provide tax preparers or RAL providers with the debt indicator, which is used by financial institutions to determine whether to extend credit to a tax payer in connection with the facilitation of a RAL (see Note 11—“Internal Revenue Service Announcement”). This action has unfavorably impacted the availability and funding of RAL product to the Company for the upcoming tax season and, in the second quarter of fiscal 2011, the Company concluded that a goodwill impairment triggering event had occurred for purposes of ASC Topic 350. Accordingly, the Company performed a testing of the carrying values of goodwill for both of its Franchise Operations and Company-owned

Office Operations reporting units as of October 31, 2010. For purposes of the step one analyses, determination of the reporting units’ fair value was based on the income approach, which estimates the fair value of the Company’s reporting units based on discounted future cash flows. Based on completion of step one, the Company determined that the fair values of the reporting units exceed their carrying values by a reasonably substantial margin as of October 31, 2010 with Franchise Operations at 26% and Company-owned Office Operations at 60%. Accordingly, the Company concluded that neither of the reporting units were at risk of failing the step one analysis and, therefore determined that the step two analysis, which involves quantifying the goodwill impairment charge, was not necessary.

Significant management judgment is required in assessing whether goodwill is impaired. The carrying value of the Company’s reporting units was determined by specifically identifying and allocating all of its consolidated assets and liabilities to each reporting unit based on various methods the Company deemed reasonable. In conducting step one, fair value of each reporting unit was estimated using an income approach which discounts future net cash flows to their present value at a rate that reflects the current return requirements of the market and risks inherent in the Company’s business. The Company started with its fiscal 2011 internal business plan to determine the cash flow projection for each reporting unit and made certain assumptions about its ability to increase revenue by improving RAL coverage, expanding retail partner relationships and implementing a series of new strategic initiatives, which include improving price effectiveness and tax preparer readiness training. Using the Company’s historical experience as a baseline, it assumed that these assumptions would produce a moderate growth in revenue. Additional factors affecting these future cash flows included, but were not limited to, franchise agreement renewal and attrition rates, tax return sales volumes and prices, cost structure, and working capital changes. Our estimate of future cash flows did not assume a recovery of the economy.

Estimates were also used for the Company’s weighted average cost of capital in discounting the Company’s projected future cash flows and the Company’s long-term growth rate for purposes of determining a terminal value at the end of the forecast period. The Company evaluated its discount rate and its debt to equity ratio in a manner consistent with market participant assumptions. The Company’s cost of debt was determined as the current average borrowing cost that a market participant would expect to pay to obtain debt financing assuming the targeted capital structure. The cost of equity, or required return on equity, was estimated using the capital asset pricing model, which uses a risk-free rate of return and appropriate market risk premium that the Company considered representative of comparable company equity investments. The terminal value growth rate was assumed based on the long-term growth prospects of the Company.

The Company does not expect that its historical operating results will be indicative of future operating results. Therefore, given the inherent uncertainty regarding the regulatory oversight of RAL product providers and whether such providers will be permitted to continue to offer such product in the future, the Company’s goodwill impairment testing was based on an estimate of future cash flows that included downside scenarios in which (i) RALs would not be available to the Company in all future periods and (ii) the Company would not be successful in renewing its exclusive contract with Wal-Mart, which represents the Company’s largest retail distribution channel from which it generates tax returns. The Company used a probability weighting of these scenarios in its impairment testing to account for this uncertainty. While the combination of these outcomes had the effect of significantly reducing projected future revenues and net cash flows relative to historic levels, the Company concluded that the fair value of the reporting units exceeded their carrying amount, thereby indicating that goodwill was not impaired. The Company views the uncertainty associated with these two outcomes to be the key assumptions that could have a negative effect on its future cash flow projections. To the extent that the Company is unable to secure RAL coverage going forward and its Wal-Mart contract is not renewed for additional periods beyond the May 2011 expiration, the Company expects that it would be required to record a goodwill impairment charge.

The Company considered historical experience and all available information at the time the fair value of its reporting units was estimated. However, fair values that could be realized in an actual transaction may differ from those used by the Company to evaluate the impairment of its goodwill. The fair value of the reporting units was determined using unobservable inputs (i.e., Level 3 inputs) as defined by the accounting guidance for fair value measurements. In performing its goodwill impairment test, the Company critically assessed the assumptions used in its analysis to stress test the impact of changes to major assumptions as well as the estimate of future cash flows using different probability assessments of the downside scenarios. In particular, sensitivity tests were conducted using higher discount rates to account for any uncertainty associated with the Company’s projections and to reasonably reconcile to the Company’s market capitalization. After completing this assessment, the Company concluded that the assumptions used in its impairment analysis were reasonable and that no impairment was warranted. As an overall test of reasonableness of the estimated fair values of the reporting units, the Company compared the fair value of its reporting units with the overall market capitalization based on the Company’s stock price as of October 31, 2010. This reconciliation confirmed that the fair values were reasonably representative of the market views.

These underlying assumptions and estimates are made as of a point in time. Subsequent changes in management’s estimates of future cash flows could result in a future impairment charge to goodwill. The Company continues to remain alert for any indicators that the fair value of a reporting unit could be below book value and will assess goodwill for impairment as appropriate.

Other Intangible Assets Impairment Testing

Other indefinite-lived intangibles, which consist of the Company’s trademark and reacquired rights under franchise agreements from acquisitions, are recorded at their fair value as determined through purchase accounting. The Company reviews these intangibles for impairment annually in its fourth fiscal quarter. Additionally, the Company reviews the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the Company’s trademark and reacquired franchise rights is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference. The Company also evaluated its other indefinite-lived intangible assets for impairment in conjunction with its goodwill testing as of October 31, 2010 and concluded that the fair value of its trademark and reacquired franchise rights exceeded their carrying value by a sufficient margin at 30%, thereby indicating no impairment.

Recognition of the Jackson Hewitt trademark by existing and potential customers in the tax preparation market is a valuable asset that offers profitability, versatility, and identification with positive attributes that drives business in each of the Company’s reporting units. In addition, reacquired franchise rights arose from the exclusive right to operate tax return preparation businesses under the Jackson Hewitt brand that the Company had granted to former franchisees. The trademark and reacquired franchise rights, acquired prior to the Company’s adoption of ASC Topic 805, have been determined to be indefinite-lived intangibles. Based on the indefinite life and income generating characteristics of the trademark and reacquired franchise rights, a relief from royalty (“RFR”) method, which is an income based approach, was used by the Company to estimate fair value for impairment testing purposes. The RFR method estimates the portion of a company’s earnings attributable to an intellectual property (“IP”) asset based on the royalty rate the company would have paid for the use of the asset if it did not own it. The value of the IP asset is equal to the value of the royalty payments from which the company is relieved by virtue of its ownership of the asset. The RFR method projects the present value of the after-tax cost savings to the company to value the IP asset. The Company’s relief from royalty method calculation was driven by the following key assumptions: cash flow projections, a market royalty rate, and a discount rate and terminal growth rate:

•

An estimated royalty rate for use of the Jackson Hewitt trade name was applied against the same revenue projection derived from the probability weighted scenarios used by the Company in the goodwill impairment testing noted above. The determination of a market royalty rate was based on a review of third-party license agreements and the expected profitability of the reporting units.

•

This royalty stream was tax-effected and discounted to present value using an appropriate discount rate. The discount rate was developed by calculating a weighted average cost of capital consistent with the Company’s goodwill impairment analysis as noted above.

•	The terminal value growth rate was assumed based on the long-term growth prospects of the Company consistent with its goodwill impairment analysis as noted above.

The Company will continue to monitor changes in its business, as well as overall market conditions and economic factors that could require additional impairment tests. A significant downward revision in the present value of estimated future cash flows for our trademark and reacquired franchise rights could result in an impairment. Such a non-cash charge would be limited to the difference between the carrying amount of the intangible asset and its fair value and would be recognized as a component of operating income in the reporting period identified.

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(in thousands)
Balance as of April 30, 2010	$84,591	$2,534	$87,125
Amortization	(108)	(582)	(690)

Balance as of October 31, 2010	$84,483	$1,952	$86,435

Amortization expense relating to other intangible assets was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Franchise agreements and reacquired rights	$54	$34	$108	$61
Customer relationships	285	334	570	658
Acquired tradename	6	6	12	12

Total	$345	$374	$690	$731

Estimated amortization expense related to other intangible assets for each of the fiscal years ended April 30 is as follows:

Amount
(in thousands)
Remaining six months of fiscal 2011	$665
2012	925
2013	625
2014	350
2015 and thereafter	245

Total	$2,810

6. PREPAID EXPENSES AND OTHER

	As of October 31, 2010	As of April 30, 2010
	(in thousands)
Prepaid Gold Guarantee	$5,348	$6,483
Prepaid rent	1,350	1,118
Walmart kiosk lease receivable, net	2,228	2,833
Prepaid franchisee convention costs	—	104
Prepaid insurance	5	810
Other prepaid expenses	2,013	1,200
Investments, at fair value	69	174
Other receivables, net	1,925	4,725
Deferred financing costs	4,227	—

Total prepaid expenses and other	$17,165	$17,447

7. SHARE-BASED PAYMENTS

The Company’s amended and restated 2004 Equity and Incentive Plan (the “Amended and Restated Plan”) makes available for grant 6.5 million shares of common stock in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, and/or other stock or cash-based awards to non-employee directors, officers, employees, advisors, and consultants who are selected by the Company’s Compensation Committee for participation in the plan. As of October 31, 2010, 2.0 million shares remained available for grant. The Amended and Restated Plan provides for accelerated vesting of outstanding awards if there is a change in control and includes nondiscretionary anti-dilution provisions in case of an equity restructuring.

The Company’s share-based payments through October 31, 2010 under the Amended and Restated Plan included the following:

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

The Company incurred share-based compensation expense of $0.2 million and $0.3 million in the three months ended October 31, 2010 and 2009, respectively, in connection with the vesting of TVOs and $0.5 million and $1.65 million in the six months ended October 31, 2010 and 2009, respectively. The share-based compensation in the six months ended October 31, 2009 included expense of $0.85 million related to the accelerated vesting of 160,642 TVOs attributed to the departure of the Company’s former Chief Executive Officer in June 2009.

The weighted average grant date fair value for TVOs granted in the six months ended October 31, 2010 and 2009 was $0.72 and $3.41, respectively. The fair value of each TVO award was estimated on the date of grant using the Black-Scholes option-pricing model. In fiscal 2011, the Company began using the mid-point scenario method to determine the expected holding period. The Company had been previously using the simplified method permitted under FASB ASC Topic 718 to determine the expected holding period until it was able to accumulate a sufficient number of years of employee exercise behavior to make a more refined estimate of expected term. Expected volatility was based on the Company’s historical publicly-traded stock price. In March 2009, the Company’s Board of Directors voted to suspend the quarterly common stock dividend. Additionally, over the remaining term of the April 2010 Amended and Restated Credit Agreement, which expires in October 2011, the Company will not be permitted to pay dividends. The risk-free interest rate assumption was determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected holding period of the award being valued.

The following table sets forth the weighted average assumptions used to determine compensation cost for TVOs granted during the following periods:

	Six months ended October 31,
	2010	2009
Expected holding period (in years)	5.62	5.94
Expected volatility	69.9%	67.5%
Dividend yield	—	—
Risk-free interest rate	2.0%	2.7%

The following table summarizes information about TVO activity for the six months ended October 31, 2010:

	Number of TVOs	Weighted Average Exercise Price
Balance as of April 30, 2010	1,792,388	$19.27
Granted	371,000	$1.16
Forfeited	(19,220)	$16.16
Expired	(44,458)	$16.27

Balance as of October 31, 2010	2,099,710	$16.16

Exercisable as of October 31, 2010	1,352,895	$20.89

Vested and expected to vest as of October 31, 2010	2,062,367	$16.32

There were no outstanding in-the-money TVOs as of October 31, 2010 that had an aggregate intrinsic value. The aggregate intrinsic value discussed in this paragraph represents the total pre-tax intrinsic value based on the Company’s stock price as of October 31, 2010, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. Outstanding TVOs as of October 31, 2010 had an average remaining contractual life of 6.6 years. There were no exercisable in-the-money TVOs as of October 31, 2010. Exercisable TVOs as of October 31, 2010 had an average remaining contractual life of 5.5 years.

The following table summarizes information about unvested TVO activity for the first six months of fiscal 2011:

	Number of TVOs	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2010	608,481	$4.98
Granted	371,000	$0.72
Vested	(213,446)	$5.72
Forfeited	(19,220)	$5.61

Unvested as of October 31, 2010	746,815	$2.63

As of October 31, 2010, there was $2.0 million of total unrecognized compensation cost related to unvested TVOs, which is expected to be recognized over a weighted average period of 1.4 years. The total fair value of stock options vested in the six months ended October 31, 2010 and 2009 was $1.2 million and $2.7 million, respectively.

(ii) Performance-Based Vesting Stock Options

The Company did not grant any PVOs in the six months ended October 31, 2010. In the three months ended July 31, 2009, the Company granted PVOs to certain executives with a contractual term of ten years that will vest after three years provided the Company achieves a pre-determined Earnings Before Income Tax, Depreciation and Amortization (“EBITDA”) target for fiscal 2012. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial target in fiscal 2012, except in the case of the Company’s Chief Executive Officer, who needs only to have been employed through the term of his employment agreement, which ends on June 4, 2011.

No compensation expense related to the July 2009 PVO grant was recorded in the six months ended October 31, 2010 or 2009. If, and when, the Company determines it is probable that the performance condition will be achieved, compensation expense will be recognized cumulatively in such period from the date of grant through the date of the change in estimate for the awards under which the requisite service period has been rendered. The remaining unrecognized compensation expense for those awards would be recognized prospectively over the remaining requisite service period.

The fair value of each July 2009 PVO award was estimated on the date of grant using the Black-Scholes option-pricing model. The July 2009 grant expected holding period, expected volatility and risk-free interest rate assumptions were determined using the same methodology as the TVO grants discussed earlier.

The following table sets forth the weighted average assumptions used to determine compensation cost for the July 2009 PVO grant:

Expected holding period (in years)	6.50
Expected volatility	68.4%
Dividend yield	—
Risk-free interest rate	2.8%

There were no outstanding in-the-money PVOs as of October 31, 2010 that had an aggregate intrinsic value. Outstanding PVOs as of October 31, 2010 had an average remaining contractual life of 8.7 years.

The following table summarizes information about unvested PVO activity for the six months ended October 31, 2010:

	Number of PVOs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price
Unvested as of April 30, 2010	125,969	$3.87	$5.95
Granted	—	$—	$—
Forfeited	—	$—	$—

Unvested as of October 31, 2010	125,969	$3.87	$5.95

(iii) Time-Based Vesting Shares of Restricted Stock

The fair value of each TVRS grant is measured by the NYSE closing price of the Company’s common stock on the date of grant. Compensation expense related to the fair value of TVRSs is recognized on a straight-line basis over the requisite service period based on those restricted stock grants that are expected to ultimately vest. One third of the shares of restricted stock vest on each of the first three anniversaries of the date of grant, subject to continued employment on the vesting date, except in the case of the June 2009 grant to the Company’s Chief Executive Officer and the June 2010 retention grant to certain employees. In June 2009, the Company granted shares of restricted stock to the Company’s Chief Executive Officer, whereby one half of the shares of restricted stock vest on each of the first two anniversaries of the date of grant, subject to continued employment on the vesting date. In June 2010, the Company granted shares of restricted stock to certain employees in connection with an employment retention grant, whereby the shares of restricted stock vest at the end of fiscal 2011, subject to continued employment on the vesting date.

The Company incurred share-based compensation expense of $0.2 million and $0.2 million in the three months ended October 31, 2010 and 2009, respectively, in connection with the vesting of TVRSs and $0.4 million and $1.0 million in the six months ended October 31, 2010 and 2009, respectively. The share-based compensation in the six months ended October 31, 2009 included expense of $0.55 million related to the accelerated vesting of 54,616 TVRS’s attributed to the departure of the Company’s former Chief Executive Officer in June 2009. As of October 31, 2010, there was $1.2 million of total unrecognized compensation cost related to unvested TVRSs, which is expected to be recognized over a weighted average period of 0.9 years.

The following table summarizes information about TVRS activity during the six months ended October 31, 2010:

	Number of TVRSs	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2010	198,325	$8.60
Granted	245,195	$1.16
Vested	(83,843)	$9.08
Forfeited	(7,996)	$8.06

Outstanding as of October 31, 2010	351,681	$3.31

As of October 31, 2010, outstanding TVRSs had an aggregate intrinsic value of $0.3 million with those TVRSs expected to vest having an intrinsic value of $0.3 million.

(iv) Performance-Based Vesting Shares of Restricted Stock

The Company did not grant any PVRSs in the six months ended October 31, 2010. In the six months ended October 31, 2009, the Company granted PVRS that will vest after three years provided the Company achieves a pre-determined EBITDA target for fiscal 2012. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial target in fiscal 2012, except in the case of the Company’s Chief Executive Officer, who needs only to have been employed through the term of his employment agreement, which ends on June 4, 2011.

No compensation expense for the July 2009 PVRS grant was recorded in the six months ended October 31, 2010 or 2009. If, and when, the Company determines it is probable that the performance condition will be achieved, compensation expense will be recognized cumulatively in such period from the date of grant through the date of the change in estimate for the awards under which the requisite service period has been rendered. The remaining unrecognized compensation expense for those awards would be recognized prospectively over the remaining requisite service period.

The following table summarizes information about PVRS activity during the six months ended October 31, 2010:

	Number of PVRSs	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2010	81,934	$5.95
Granted	—	$—
Vested	—	$—

Outstanding as of October 31, 2010	81,934	$5.95

As of October 31, 2010, outstanding PVRSs had an aggregate intrinsic value of $0.1 million.

(v) Restricted Stock Units

The Company incurred share-based compensation expense of $0.1 million in the three months ended October 31, 2010 and 2009 and $0.2 million in the six months ended October 31, 2010 and 2009, in connection with the issuance of fully vested and non-forfeitable RSUs to certain non-employee directors, including the vesting of a new director equity grant, that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services.

The following table summarizes information about exercisable RSU activity during the three months ended October 31, 2010:

	Number of RSUs	Weighted Average Grant Price
Outstanding as of April 30, 2010	230,439	$9.53
Granted	136,875	$1.05
Vested new director equity grant	2,682	$4.66

Outstanding as of October 31, 2010	369,996	$6.36

The following table summarizes information about unvested RSU activity during the six months ended October 31, 2010:

	Number of RSUs	Weighted Average Grant Price
Unvested as of April 30, 2010	10,729	$4.66
Vested new director equity grant	(2,682)	$4.66

Unvested as of October 31, 2010	8,047	$4.66

8. LEASE TERMINATION ACCRUAL

The following table summarizes activity in the accrued lease termination balance during the six months ended October 31, 2010 in connection with the Company’s lease termination actions taken in fiscal 2009:

(In Thousands)
Accrued lease termination balance as of April 30, 2010 (a)	$1,208
Additional accruals	40
Adjustments, net(b)	(124)
Cash payments(c)	(546)

Accrued lease termination balance as of October 31, 2010 (d)	$578

(a)	The balance as of April 30, 2010 consisted of $0.9 million in accounts payable and accrued liabilities and $0.3 million in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.
(b)	These adjustments were primarily the result of favorable negotiations with certain landlords to buy out of leases early.
(c)	Cash payments during the period consisted of $46,000 in cash payments associated with early lease buyouts and $500,000 associated with monthly contractual rental payments.
(d)	The balance as of October 31, 2010 consisted of $0.4 million in accounts payable and accrued liabilities and $0.2 million in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.

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

9. EQUIPMENT LEASES

In March 2009, the Company entered into an agreement with Walmart that grants Jackson Hewitt the exclusive right to provide tax preparation services within Walmart stores during the 2010 and 2011 tax seasons. In connection with this arrangement, beginning in the 2010 tax season, all franchised and company-owned offices in Walmart locations must operate from a kiosk meeting certain requirements and specifications. Through October 31, 2010, the Company purchased kiosks totaling $6.1 million, which have been leased to franchisees that chose not to purchase such equipment directly from the manufacturer. The term of each of the lease agreements approximates two and a half years, and lease payments are due to the Company in three annual installments at February 28th of each year. Lease agreements accrue interest annually up to 7.5%. As of October 31, 2010, executed lease agreements totaling $2.2 million were classified as Lease Receivables-Current, net and included in Prepaid Expenses and Other, net and $1.8 million were classified as Lease Receivables-Non-Current, net and included in Other Non-Current Assets on the Condensed Consolidated Balance Sheet. The Company has recorded approximately $0.5 million as an allowance for uncollectible amounts against such lease receivables as of October 31, 2010. Lease receivables will be reviewed periodically for collectability based on the underlying franchisee’s payment history and financial status. Payments to be received under the lease agreements are conditional upon the Company’s continued renewal of the Walmart agreement and continued availability to operate within the Walmart territory.

For leases executed through October 31, 2010, the future minimum lease payments to be received by the Company totaled $4.6 million, which includes unearned interest income of $0.2 million. Future minimum lease payments to be received over the term of the leases are as follows:

Fiscal Year	Principal Repayment	Interest Income	Total
			(In Thousands)
2011	$2,479	$75	$2,554
2012	1,960	75	2,035

Total	$4,439	$150	$4,589

Under an agreement with the supplier of the kiosks, the Company has guaranteed the purchase of a minimum number of kiosks. The minimum threshold was not met prior to July 2010; therefore the Company was obligated to pay the supplier an amount equal to the shortfall in the number of kiosks that were to be purchased. As of October 31, 2010, the Company has made shortfall payments of approximately $0.9 million, which is recorded in Prepaid expenses and Other in the Consolidated Balance Sheet. This prepayment may be applied towards future kiosk orders provided such is made prior to July 2011.

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

	Franchise Operations	Company-owned Office Operations	Corporate and Other(a)	Total
	(In thousands)
Three months ended October 31, 2010
Revenues	$3,240	$237	$—	$3,477

Loss before income taxes	$(8,339)	$(8,412)	$(19,675)	$(36,426)

Three months ended October 31, 2009
Revenues	$3,496	$536	$—	$4,032

Loss before income taxes	$(9,918)	$(8,730)	$(14,292)	$(32,940)

	Franchise Operations	Company-owned Office Operations	Corporate and Other(a)	Total
	(In thousands)
Six months ended October 31, 2010
Revenues	$7,129	$770	$—	$7,899

Loss before income taxes	$(18,019)	$(16,228)	$(38,177)	$(72,424)

Six months ended October 31, 2009
Revenues	$7,953	$1,124	$—	$9,077

Loss before income taxes	$(18,414)	$(17,161)	$(34,301)	$(69,876)

(a)	Corporate and other expenses include unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as share-based compensation and financing costs.

11. INTERNAL REVENUE SERVICE ANNOUNCEMENT

On August 5, 2010, the Internal Revenue Service (“IRS”) announced that, starting with the upcoming 2011 tax filing season, it will no longer provide tax preparers or RAL providers with the debt indicator (“DI”), which is used by financial institutions to determine whether to extend credit to a tax payer in connection with the facilitation of a RAL. In eliminating the DI, the IRS will no longer disclose to financial institutions or tax preparers if a taxpayer owes the federal government any money that will be deducted from the tax payers expected income tax refund. This action will cause the financial institutions that provide RALs to (i) lower loan amounts available for RAL funding; (ii) tighten their credit underwriting criteria resulting in lower approval rates; and (iii) increase their financial product pricing, which will unfavorably impact the availability or funding of RAL product to the Company for the upcoming tax season. The Company has assessed the unfavorable impact that this action is likely to have on the RAL product offer including the effect on its operations, financial position and cash flows. As a result, the Company has adjusted its expectations to operate in a product environment without the DI, which is likely to result in lower financial product fee revenue for the Company in the 2011 tax season and going forward.

12. FINANCIAL PRODUCT AGREEMENTS

Republic Program Agreement Amended

On September 30, 2010, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to the Program Agreement with Republic Bank & Trust Company (“Republic”) and a Mutual Termination of the Technology Services Agreement (the “Technology Agreement”), the terms of which have been incorporated into the Program Agreement. Under the provisions of the Fifth Amendment: (i) the term of the Program Agreement is extended to October 31, 2013, subject to early termination rights by Republic; (ii) for each of the tax seasons 2011, 2012 and 2013, Republic will be the financial product (Assisted Refund and Refund Anticipation Loan) provider for the locations in the states served by Republic in the 2010 tax season or substitute equivalent locations, subject to certain selection criteria; (iii) the Company will not receive any compensation from Republic; and (iv) a transmitter fee is permitted to be charged in the name of the Company to the customer. Under the Fifth Amendment, the number of Jackson Hewitt offices offering Republic financial products will not increase and the Company will be allowed to substitute offices, subject to Republic approval, which will permit the Company to more optimally select offices to offer financial products. The Company has submitted a list of offices which will make financial products available for the 2011 tax season. Accordingly, during the 2011 tax season the Company expects that Republic will provide financial products that will cover approximately 80% of the Jackson Hewitt Tax Service volume requirements for RAL and Assisted Refund (“AR”) product. While the Company will continue to seek RAL providers for the future, it does not expect to have another provider in addition to Republic for the upcoming tax season. However, the IRS’s August 5, 2010 announcement to eliminate the debt indicator has made it increasingly difficult to attract new entrants into the RAL provider marketplace.

TPG Program Agreement

On December 8, 2010, the Company entered into a Program Agreement with Santa Barbara Tax Products Group, LLC (“TPG”) for TPG to be the AR provider at certain Jackson Hewitt Tax Service locations for the 2011 tax season. Under the provisions of the Program Agreement: (i) the term is for the 2011 tax season; (ii) TPG will be the AR provider for locations designated by the Company; (iii) the Company will not receive any compensation from TPG unless otherwise agreed by the parties; and (iv) a transmitter fee is permitted to be charged in the name of the Company to the customer. The Company’s agreement with TPG secures additional AR product, which results in the achievement of 100% coverage for the Jackson Hewitt system in the upcoming tax season.

Metabank

In the past two years, MetaBank, d/b/a Meta Payment Systems, provided the funding sources for the pre-season line of credit product related to the Company’s prepaid debit card program. Due to a change in MetaBank’s corporate direction, MetaBank will no longer provide the resources necessary to fund the line of credit product. As a result, the line of credit product will not be offered to customers of Jackson Hewitt in the 2011 tax season. This decision will reduce the amount of revenue earned by the Company related to the line of credit product.

13. CREDIT FACILITY

As of October 31, 2010, the Company had an aggregate of $322.7 million in borrowings outstanding under the April 2010 Amended and Restated Credit Agreement (the “Credit Agreement”), which requires mandatory payments of $30 million on April 30, 2011 and the remaining balance at maturity on October 6, 2011. As of October 31, 2010, the Company had $43.5 million outstanding under the $105 million revolving credit commitment, the balance of which will continue to be available to the Company through December 31, 2010 on a revolving basis subject to an availability block. Interest expense for the six months ended October 31, 2010 included $9.7 million of interest that was added to the principal balance of outstanding borrowings under the Credit Agreement and will be paid at maturity (paid-in-kind interest) in October 2011.

The Company has reflected all amounts outstanding under the Credit Agreement as a current liability as the entire balance is payable within 12 months of the current balance sheet date. The Company does not expect to have sufficient funding to meet its payment obligation at the maturity of the Credit Agreement in October 2011 and is currently seeking other debt and equity financing alternatives. There can be no assurance that the Company will be successful in securing other such financing alternatives. If the Company is not successful, the Company will be required to consider restructuring alternatives including, but not limited to, seeking protection from creditors under bankruptcy laws.

The Credit Agreement contains a number of events of default including an adverse regulatory and/or policy statements with respect to the continuation of the RAL program in a manner acceptable to lenders, an inability to provide RAL product that meet the needs of 100% of the Jackson Hewitt system; failure to present a satisfactory business plan to the lenders; a termination of the Company’s exclusive Walmart kiosk license agreement, which also contains early termination rights if the Company were to receive a notice of default by the lenders under the credit facility; and lack of compliance with the financial covenants under the credit facility. In addition, the Credit Agreement includes certain events of default related to the continuation and funding of the Company’s 2011 RAL program that require the Company to meet certain milestones for the remainder of 2010. These milestones include obtaining a proposal letter regarding funding commitments for the Company’s RAL program by September 15, 2010 (the “Proposal Letters”); obtaining a commitment letter from such funding sources by November 19, 2010; and executing definitive documents for the 2011 RAL program by December 10, 2010.

During the first quarter of fiscal 2011, the Company was notified that its Business Plans, as defined in the Credit Agreement, had been determined to be acceptable by the administrative agent and lenders in accordance with the terms of the Credit Agreement.

On November 19, 2010, the Company and its lenders entered into a Letter Agreement (the “Letter Agreement”) whereby the date by which the Company was required to deliver definitive documentation with respect to its requirement to have 100% RAL coverage for the 2011 tax season was amended from December 10, 2010 to December 17, 2010 and any prior defaults related to the requirement for proposal letters or binding commitments for the RAL program were waived.

The Company believes it is unlikely to meet the conditions required for 100% RAL coverage on or prior to December 17, 2010 and is in discussions with its lenders to secure an amendment related to these provisions of the Credit Agreement. While the Company believes that it should be successful in its efforts to amend the Credit Agreement or obtain another waiver or forbearance arrangement from the lenders, there can be no assurance that the Company will be successful. Failure to meet the RAL requirements would be a default under the Credit Agreement and could result in the lenders declaring an event of default under the agreement. Such an event of default would allow the lenders to, among other things, terminate their commitments to lend any additional amounts to the Company and declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable.

The Company is in compliance with all financial covenants, and all other requirements of the Credit Agreement, other than as noted above for the RAL program conditions, as of October 31, 2010.

14. NEW YORK STOCK EXCHANGE NOTIFICATION

On June 21, 2010, the Company was notified by the New York Stock Exchange (“NYSE”) that it had fallen below compliance with the NYSE continued listing standards. The Company was considered below the criteria established by the NYSE for continued listing standards because its average equity market capitalization fell below $50 million on a trailing 30 consecutive trading-day period, and because its stockholders’ equity was below $50 million in its Form 10-Q for the period ended January 31, 2010.

The Company submitted a plan to the NYSE on August 4, 2010, within the required 45-day time period, in order to demonstrate its ability to regain compliance within 18 months. Upon receipt of the plan, the NYSE had 45 calendar days to review and determine whether the Company had made a reasonable demonstration of its ability to come into conformity with the relevant standards within the 18-month period. The NYSE notified the Company of its acceptance of the plan on September 20, 2010, and the Company, as required, has formally acknowledged the NYSE’s plan acceptance. The Company is subject to ongoing monitoring for compliance with this plan. During the 18-month cure period, the Company’s shares will continue to be listed and traded on the NYSE, subject to its compliance with other NYSE continued listing standards.

On August 31, 2010, the Company was notified by the NYSE that it failed compliance with a separate listing requirement to maintain an average closing price of the Company’s stock above $1.00 per share over a consecutive 30-day trading period. On September 14, 2010, the Company, as required within 10 business days of receipt of this notification, notified the NYSE of the Company’s intent to cure the deficiency. In so doing, the Company requested an extension of the six-month cure period primarily due to the timing of the reporting of the Company’s fiscal quarterly results to the investment community. Subsequently, in its September 20, 2010 letter to the Company, the NYSE granted an extension of the six-month cure period related to the $1.00 share price listing requirement to May 31, 2011. In order to regain compliance with this standard, the Company is required at any time during the extended cure period to achieve (i) a closing stock price of at least $1.00 on the last trading day of any calendar month and (ii) an average closing stock price of at least $1.00 over a consecutive 30 trading-day period ending on the last trading day of that month. The NYSE may commence suspension and delisting procedures if the Company is unable to attain these requirements. Additionally, the NYSE has advised the Company that it is subject to the remaining continued listing standard of maintaining an average market capitalization of not less than $15 million over a 30 trading-day period, which is a minimum threshold standard that does not allow for any plan/cure period.

As of December 10, 2010, the Company remains out of compliance with the NYSE’s continued listing standards as they pertain to both the $50 million equity capitalization requirement and the $1.00 per share stock price requirement.

15. COMMITMENTS AND CONTINGENCIES

The Company is required to provide various types of surety bonds, such as tax return preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations to third parties. These bonds vary in duration although most are issued and outstanding from one to two years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $3.5 million, of which $1.4 million has been deposited into a restricted cash collateral account as of October 31, 2010. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require in certain circumstances the Company to pay penalties and interest assessed by a taxing authority. The Company had a liability of $0.1 million as of October 31, 2010 for the fair value of the obligation undertaken in issuing the guarantee. Such liabilities were included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee® product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

The transitional agreement with Cendant Corporation, the Company’s former parent corporation now known as Avis Budget Group, Inc. (“Cendant”) which divested 100% of its ownership in the Company pursuant to the June 2004 initial public offering (“IPO”), provides that the Company continues to indemnify Cendant and its affiliates against potential losses based on, arising out of or resulting from, among other things, claims by third parties relating to the ownership or the operation of the Company’s assets or properties and the operation or conduct of the Company’s business, whether in the past or future, including any currently pending litigation against Cendant and any claims arising out of or relating to the Company’s IPO. Additionally, the transitional agreement provides that the Company is responsible for the respective tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries relating to all taxable periods. Accordingly, the Company is required to indemnify Cendant and its subsidiaries against any such tax liabilities imposed on or attributable to the Company and any of the Company’s subsidiaries. During the third quarter of 2010, Avis Budget reached a settlement with the IRS with respect to its examination of Avis Budget’s taxable years through calendar 2006, which includes all years when the Company was a subsidiary of Cendant. Avis Budget was indemnified by its other former subsidiaries for most tax matters at the conclusion of the IRS audit and no such indemnification request was made of the Company. While there have not been any indemnification claims against the Company under these arrangements since the Company’s IPO, the Company could be obligated to make payments in the future.

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

Legal Proceedings

On October 30, 2006, Linda Hunter (now substituted by Christian Harper and Elizabeth Harper as proposed class representatives) brought a purported class action complaint against the Company in the United States District Court, Southern District of West Virginia, on behalf of West Virginia customers who obtained RALs facilitated by the Company, seeking damages for an alleged breach of fiduciary duty, for alleged breach of West Virginia’s Credit Service Organization Act (“CSOA”), for alleged breach of contract, and for alleged unfair or deceptive acts or practices in connection with the Company’s RAL facilitation activities. On March 13, 2008, the Court granted the Company’s partial motion for summary judgment on Plaintiff’s breach of contract claim. On July 15, 2008, the Company answered the first amended complaint. On February 10, 2009, Plaintiffs filed a motion to certify a class. The Company opposed that motion. On February 11, 2009, Plaintiffs filed a motion for partial summary judgment. On February 11, 2009, the Company filed a motion for summary judgment. On

March 6, 2009, the Company opposed Plaintiffs’ motion for partial summary judgment. On September 29, 2009, the Court denied the summary judgment motions without prejudice. A decision by the Court on the class certification motion is currently pending. On April 7, 2009, Plaintiffs filed a motion seeking the certifications of four legal questions to the West Virginia Supreme Court of Appeals. On November 12, 2009, the West Virginia Supreme Court of Appeals ordered the review of those four certified legal questions. The West Virginia Supreme Court of Appeals issued its answers to the certified questions on November 23, 2010 and held that the Company met the definition of a “Consumer Services Organization” and that the Plaintiff was a “Buyer” under the CSOA. The Company intends to file a Petition for Rehearing before the West Virginia Supreme Court of Appeals on those two issues and intends to argue that the Court erred in making those two determinations. Following a decision by the West Virginia Supreme Court of Appeals, the Company will continue to litigate this matter vigorously in the United States District Court, Southern District of West Virginia. The case there is still in its pretrial stage.

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

On January 17, 2008, an attorney with the New York State Division of Human Rights (the “Division”) filed with the Division a Division-initiated administrative complaint against the Company for allegedly marketing loan products to individuals in New York based on their race and military status in violation of New York State’s Human Rights Law, and seeking injunctive and other relief. On February 19, 2008, the Company filed a response to the complaint with the Division. On June 30, 2008, the Division issued a determination of probable cause on the matter and determined that it had jurisdiction. The matter will be set for an administrative hearing. The Company believes that no jurisdiction exists, that it has meritorious defenses and is contesting this matter vigorously. On October 15, 2008, the Company filed a Complaint in the United States District Court, Southern District of New York against the Commissioner of the Division for injunctive and declaratory relief. On October 20, 2008, the Company filed a motion for a preliminary injunction against the Commissioner of the Division to prevent the Division from proceeding with its administrative complaint. At the request of the Division, the parties had entered into a number of stipulations to extend the Division’s response date to the Complaint until August 10, 2009 while maintaining the status quo in the administrative complaint process to permit the parties to engage in further discussions regarding these matters. Due to these ongoing discussions, on June 25, 2009, at the request of the Court, the Company agreed to withdraw its motion for a preliminary injunction without prejudice and with the understanding that the Company could refile its motion at a future date. On August 11, 2009, the Division filed a motion to dismiss the Complaint. On October 6, 2009, the Company filed a motion for summary judgment, and opposed the Division’s motion to dismiss. The parties submitted a stipulation to the Court that provided for maintaining the status quo with respect to the administrative proceeding pending a decision on the merits of the litigation. On August 26, 2010, the Court granted the Division’s motion to dismiss the Complaint and denied the Company’s motion for summary judgment. On September 23, 2010, the Company filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The Company believes it has meritorious defenses and is contesting this matter vigorously.

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

On April 29, 2010, Cecile Carriere brought a purported class action complaint against the Company in the District Court for the Parish of St. Tammany, Louisiana, on behalf of Louisiana customers who obtained RALs and other loans facilitated by the Company, for an alleged failure to comply with Louisiana loan broker statutes, for rescission, payment of a thing not owed, and seeking damages and injunctive and declaratory relief. On June 9, 2010, the Company removed the matter to the United States District Court for the Eastern District of Louisiana. On June 16, 2010, the Company filed a motion to dismiss. On November 3, 2010, the Court issued its opinion, and granted the Company’s motion to dismiss in all respects except for a remaining claim for rescission. The Company filed an answer on November 17, 2010 with respect to the remaining claim. The Company believes it has meritorious defenses and will continue to contest this matter vigorously.

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

In addition to the Kaman matter, fifteen other matters relating to J.H. Investment in which the Company is a defendant are pending in Sarasota County, Florida. These fifteen other matters allege negligence, actual agency, apparent agency, constructive fraud, and breach of fiduciary duty against the Company, and assert an aggregate of approximately $18 million in damages, in addition to seeking punitive damages. While any final results in the Kaman matter have no collateral estoppel effects on any of these matters, Court rulings on the Company’s appeal are likely to affect the timing of when, and the strength of how, these matters are advanced. The Court consolidated these fifteen cases for purposes of case management, and has scheduled a joint trial for June 13, 2011, as to certain common elements of the plaintiffs’ negligence and apparent agency claims. The Company believes that it has meritorious defenses and is contesting these matters vigorously.

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

Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the following potential risks and uncertainties: our ability to execute on our strategic plan and reverse our declining profitability; our ability to improve our distribution system; government legislation and regulation of the tax return preparation industry and related financial products, including refund anticipation loans, and the failure by us, or the financial institutions which provide financial products to our customers, to comply with such legal and regulatory requirements; the success of our franchised offices; our customers’ ability to obtain financial products through our tax return preparation offices; changes in our relationship with Wal-Mart or other large retailers and shopping malls that could affect our growth and profitability; our compliance with credit facility covenants; compliance with the NYSE’s continued listing standards; our ability to continue to operate as a going concern; our ability to reduce our cost structure; our ability to successfully attract and retain key personnel; government initiatives that simplify tax return preparation or reduce the need for a third party tax return preparer, improve the timing and efficiency of processing tax returns or decrease the number of tax returns filed; delays in the passage of tax laws and their implementation; our ability to exercise control over the operations of our franchisees; our responsibility to third parties, regulators or courts for the acts of, or failures to act by, our franchisees or their employees; the effectiveness of our tax return preparation compliance program; increased regulation of tax return preparers; our exposure to litigation; the failure of our insurance to cover all the risks associated with our business; our ability to protect our customers’ personal and financial information; the effectiveness of our marketing and advertising programs and franchisee support of these programs; the seasonality of our business; competition from tax return preparation service providers, volunteer organizations and the government; our reliance on technology systems and electronic communications to perform the core functions of our business; our ability to protect our intellectual property rights or defend against any third party allegations of infringement by us; our reliance on cash flow from subsidiaries; our exposure to increases in prevailing market interest rates; our quarterly results not being indicative of our performance as a result of tax season being relatively short and straddling two quarters; certain provisions that may hinder, delay or prevent third party takeovers; our ability to maintain an effective system of internal controls; impairment charges related to goodwill; the credit market crisis; and the effect of market conditions, general conditions in the tax return preparation industry or general economic conditions.

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

Internal Revenue Service Announcement

On August 5, 2010, the Internal Revenue Service (“IRS”) announced that starting with the upcoming 2011 tax filing season it will no longer provide tax preparers or Refund Anticipation Loan (“RAL”) providers with the debt indicator (“DI”), which is used by financial institutions to determine whether to extend credit to a tax payer in connection with the facilitation of a RAL. In eliminating the DI, the IRS will no longer disclose to financial institutions or tax preparers if a taxpayer owes the federal government any money that will be deducted from the tax payers expected income tax refund. This action will likely cause the financial institutions that provide RALs to (i) lower loan amounts available for RAL funding; (ii) tighten their credit underwriting criteria resulting in lower approval rates, and (iii) increase their financial product pricing, which will unfavorably impact the availability or funding of RAL product to us for the upcoming tax season. We have assessed the unfavorable impact that this action is likely to have on the RAL product offer including the effect on our operations, financial position and cash flows. As a result, we have adjusted our expectations to operate in a product environment without the DI, which is likely to result in lower financial product fees revenue for us in the 2011 tax season and going forward.

Financial Product Agreements

Republic Program Agreement Amended

On September 30, 2010, we entered into the Fifth Amendment (the “Fifth Amendment”) to the Program Agreement with Republic and a Mutual Termination of the Technology Services Agreement (the “Technology Agreement”), the terms of which have been incorporated into the Program Agreement. Under the provisions of the Fifth Amendment: (i) the term of the Program Agreement is extended to October 31, 2013, subject to early termination rights by Republic; (ii) for each of tax seasons 2011, 2012 and 2013, Republic will be the financial product (Assisted Refund and Refund Anticipation Loan) provider for the locations in the states served by Republic in the 2010 tax season or substitute equivalent locations, subject to certain selection criteria; (iii) we will not receive any compensation from Republic; and (iv) a transmitter fee is permitted to be charged in our name to the customer. Under the Fifth Amendment, the number of Jackson Hewitt offices offering Republic financial products will not increase and we will be allowed to substitute offices, subject to Republic approval, which will permit us to more optimally select offices to offer financial products. We have submitted a list of offices which will make financial products available for the 2011 tax season. Accordingly, during the 2011 tax season we expect that Republic will provide financial products that will cover approximately 80% of the Jackson Hewitt Tax Service volume requirements for RAL and Assisted Refund (“AR”) product. While we will continue to seek RAL providers for the future, we do not expect to have another provider in addition to Republic for the upcoming tax season. However, the IRS’s August 5, 2010 announcement to eliminate the debt indicator has made it increasingly difficult to attract new entrants into the RAL provider marketplace.

TPG Program Agreement

On December 8, 2010, we entered into a Program Agreement with Santa Barbara Tax Products Group, LLC (“TPG”) for TPG to be the AR provider at certain Jackson Hewitt Tax Service locations for the 2011 tax season. Under the provisions of the Program Agreement: (i) the term is for the 2011 tax season; (ii) TPG will be the AR provider for locations designated by us; (iii) we will not receive any compensation from TPG unless otherwise agreed by the parties; and (iv) a transmitter fee is permitted to be charged in our name to the customer. Our agreement with TPG secures additional AR product, which results in the achievement of 100% coverage for the Jackson Hewitt system in the upcoming tax season.

Metabank

In the past two years, MetaBank d/b/a Meta Payment Systems provided the funding sources for the pre-season line of credit product related to our prepaid debit card program. Due to a change in MetaBank’s corporate direction, MetaBank will no longer provide the resources necessary to fund the line of credit product. As a result, the line of credit product will not be offered to customers of Jackson Hewitt in the 2011 tax season. This decision will reduce the amount of revenue earned by us related to the line of credit product.

Potential Exposure to Credit Losses

As a result of the continued decline in franchisee profitability, including the loss of RALs in fiscal 2010 by our franchisees served by Santa Barbara Bank & Trust, a division of Pacific Capital Bank, and the current difficult economic environment that has adversely impacted our franchisees ability to grow and operate their businesses including their ability to pay amounts due to us, we have experienced a significant increase in past due receivables from franchisees as we head into the 2011 tax season compared to the same period last year. Our Condensed Consolidated Balance Sheet at October 31, 2010 included past due amounts from franchisees totaling approximately $16.2 million, which includes billed accounts and notes receivable that are classified within current assets. This compares to $18.5 million at April 30, 2010. The allowance for billed accounts and notes receivable was $4.4 million and $5.7 million at October 31, 2010 and April 30, 2010, respectively. While we have made moderate progress in the collection of past due receivables through the current out of tax season period in fiscal 2011, we plan to initiate more aggressive collection efforts during the upcoming tax season when franchisees are expected to generate a substantial portion of their annual operating cash flow.

Additionally, we have $3.4 million and $3.9 million in allowances for unbilled receivables including notes and development advance notes as of October 31, 2010 and April 30, 2010, respectively. Our allowances for doubtful accounts require management’s judgment regarding collectability and current economic conditions to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date. Accordingly, in the three months ended October 31, 2010, we recorded a $1.1 million provision for uncollectible receivables in its Statement of Operations in Cost of Franchise Operations. In the six months ended

October 31, 2010, we recorded a $4.3 million provision for uncollectible receivables. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered unlikely. There were no significant concentrations of credit risk with any individual franchisee as of October 31, 2010. We believe that our allowances for doubtful accounts as of October 31, 2010 are currently adequate for our existing exposure to loss. We will be closely monitoring the performance of franchisees currently indebted to it, particularly for timely payment of past due and current receivables, and we will adjust our allowances accordingly if management determines that existing reserve levels are inadequate to cover estimated losses.

New Franchise Agreement

We have recently finalized our new form of franchise agreement. We are in the process of offering all franchisees in our system the opportunity to execute this new form of agreement including the approximately 25% of our existing franchise agreements that are up for renewal by December 2010 as well as the franchise agreements with remaining terms. The more difficult operating circumstances in fiscal 2010 may impact our success with our renewal program and there can be no assurance regarding the number of franchise agreements that will be renewed. Certain terms of the current franchise agreement have changed under this new form of agreement, including certain operating requirements and selected economic terms, including the elimination of the electronic filing fees over a two year period beginning in the upcoming tax season.

RESULTS OF OPERATIONS

Our consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

Condensed Consolidated Results of Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
	(in thousands)
Revenues
Franchise operations revenues:
Royalty	$632	$688	$1,219	$1,244
Marketing and advertising	278	302	536	547
Financial product fees	2,244	2,340	5,125	5,660
Other	86	166	249	502
Service revenues from company-owned office operations	237	536	770	1,124

Total revenues	3,477	4,032	7,899	9,077

Expenses
Cost of franchise operations	7,121	7,037	16,389	14,525
Marketing and advertising	2,261	3,409	4,633	6,424
Cost of company-owned office operations	7,304	7,281	13,866	14,277
Selling, general and administrative	9,568	10,761	19,028	27,487
Depreciation and amortization	3,249	3,709	6,565	7,034

Total expenses	29,503	32,197	60,481	69,747

Loss from operations	(26,026)	(28,165)	(52,582)	(60,670)
Other income/(expense):
Interest and other income	796	633	1,725	1,231
Interest expense	(11,196)	(5,408)	(21,567)	(10,437)

Loss before income taxes	(36,426)	(32,940)	(72,424)	(69,876)
Benefit from income taxes	17,004	13,462	33,808	28,558

Net loss	$(19,422)	$(19,478)	$(38,616)	$(41,318)

Given the seasonal nature of the tax return preparation business, less than 3% of the total tax returns prepared by our network in fiscal 2010 were prepared in the first two fiscal quarters. Consequently, the number of tax returns prepared during the first two fiscal quarters and the corresponding revenues are not indicative of the overall trends of our business for the fiscal year. Most tax returns prepared in the first two fiscal quarters are related to either tax returns for which filing extensions had been applied for by the customer or amendments to previously filed tax returns.

Three Months Ended October 31, 2010 as Compared to Three Months Ended October 31, 2009

Total Revenues

Total revenues decreased by $0.6 million, or 14%, due primarily to lower revenues associated with our Gold Guarantee product sales from prior tax seasons that are amortized into revenue over the product’s life. Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses decreased $2.7 million, or 8%. The following factors are some of the more significant items that contributed to, or partially offset, our overall total decrease in operating expenses.

Cost of franchise operations: Cost of franchise operations increased $0.1 million, or 1%, primarily due to (i) a higher provision for uncollectible receivables of $1.0 million to increase reserve balances for our current exposure to collection loss; (ii) higher conference expenses of $0.3 million due to a shift in the timing of our franchisee convention to the second fiscal quarter; and (iii) an increase in computer maintenance expenses of $0.2 million. This increase was partially offset by (i) lower consulting fees of $0.7 million related to a shift in workload to internal Technology staff; (ii) ) a reduction in development advance note amortization expense of $0.5 million; and (iii) lower employee compensation-related costs of $0.4 million attributed to the April 2010 workforce reduction.

Marketing and Advertising: Marketing and advertising expenses decreased $1.1 million, or 34%, primarily due to (i) lower television production and overhead- related costs of $0.7 million; (ii) a decrease in agency fees of $0.2 million; and (iii) lower employee compensation-related costs of $0.3 million attributed to the 2010 workforce reduction and related overhead expenses.

Cost of company-owned office operations: Cost of company-owned office operations increased marginally as compared to the same period in the prior year.

Selling, general and administrative: Selling, general and administrative expenses decreased $1.2 million, or 11%, primarily due to (i) the absence of $0.8 million in severance charges related to the departure of employees in 2009; (ii) a decrease in external legal fees of $0.8 million; and (iii) lower employee compensation-related costs of $0.3 million as a result of the 2010 workforce reduction. This decrease was partially offset by higher strategic consulting fees of $0.7 million for corporate advisory services related to strategic development activities, ongoing credit agreement expenses and other financial advice higher expense of $0.2 million primarily related to an employment retention offer granted to certain officers and employees.

Depreciation and amortization: Depreciation and amortization expense decreased $0.5 million, or 12%, primarily due to a reduction in capital spending and the absence of assets that became fully depreciated.

Other income (expense)

Interest expense: Interest expense increased $5.8 million, or 107%, primarily due to the higher credit spread under our amended credit facility on a higher outstanding average debt balance and an increase in amortization of deferred financing costs of $0.7 million. Our pre-tax average cost of debt was 14.7% in the three months ended October 31, 2010 as compared to 7.3% in the same period last year. Interest expense in the three months ended October 31, 2010 included $5.0 million of interest that was added to the principal balance of outstanding borrowings under the Credit Agreement and will be paid at maturity (paid-in-kind interest) in October 2011.

Benefit from income taxes: Benefit from income taxes increased $3.5 million, or 26%, due to a larger percentage of taxable earnings in states with higher corporate income tax rates. Our effective tax rate for the three months ended October 31, 2010 and 2009 is 46.7% and 40.9%, respectively. Income tax benefit in each period also includes state taxes that are not calculated as a percentage of income (loss) before taxes.

Six Months Ended October 31, 2010 as Compared to Six Months Ended October 31, 2009

Total Revenues

Total revenues decreased by $1.2 million, or 13%, due primarily to lower revenues associated with our Gold Guarantee product sales from prior tax seasons that are amortized into revenue over the product’s life and prepaid debit card program as well as a decrease in other revenues related to a reduction in fees for electronically filed tax returns. Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses decreased $9.3 million, or 13%. The following factors are some of the more significant items that contributed to, or partially offset, our overall total decrease in operating expenses.

Cost of franchise operations: Cost of franchise operations increased $1.9 million, or 13%, primarily due to a higher provision for uncollectible receivables of $3.9 million to increase reserve balances for our current exposure to collection loss. This increase was partially offset by (i) lower consulting expenses of $1.0 million related to a shift in workload to internal Technology staff; and (ii) lower employee compensation-related costs of $0.9 million as a result of the 2010 workforce reduction.

Marketing and Advertising: Marketing and advertising expenses decreased $1.8 million, or 28%, primarily due to (i) lower television production costs of $0.7 million; (ii) lower employee compensation-related costs of $0.7 million attributed to the 2010 workforce reduction and related overhead expenses; and (iii) lower agency fees of $0.3 million.

Cost of company-owned office operations: Cost of company-owned office operations decreased $0.4 million, or 3%, primarily due to (i) lower compensation-related costs of $0.7 million resulting from the 2010 workforce reductions partially offset by higher office rent and related expenses of $0.2 million from acquisitions made in fiscal 2010.

Selling, general and administrative: Selling, general and administrative expenses decreased $8.5 million, or 31%, primarily due to (i) the absence of a $5.1 million in severance charges ($4.3 million related to the departure of our former Chief Executive Officer in June 2009); (ii) a decrease in external legal fees of $2.4 million, which includes a $0.7 million insurance recovery related to a legal settlement; (iii) lower employee compensation-related costs of $1.2 million as a result of 2010 workforce reductions; and (iv) lower consulting costs of $0.3 million for corporate advisory services related to strategic development activities, ongoing credit agreement expenses and financial advice. This decrease was partially offset by higher expense of $1.4 million primarily related to an employment retention offer granted to certain officers and employees.

Depreciation and amortization: Depreciation and amortization expense decreased $0.5 million, or 7%, primarily due to a reduction in capital spending and the absence of assets that became fully depreciated.

Other income (expense)

Interest expense: Interest expense increased $11.1 million, or 107%, primarily due to the higher credit spread under our amended credit facility on a higher outstanding average debt balance and an increase in amortization of deferred financing costs of $1.3 million. Our pre-tax average cost of debt was 14.7% in the six months ended October 31, 2010 as compared to 7.5% in the same period last year. Interest expense in the six months ended October 31, 2010 included $9.7 million of interest that was added to the principal balance of outstanding borrowings under the Credit Agreement and will be paid at maturity (paid-in-kind interest) in October 2011.

Benefit from income taxes: Benefit from income taxes increased $5.2 million, or 18%, due to the same reasons as discussed in the three month comparison.

Segment Results

Franchise Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Results of Operations:
Revenues
Royalty	$632	$688	$1,219	$1,244
Marketing and advertising	278	302	536	547
Financial product fees	2,244	2,340	5,125	5,660
Other	86	166	249	502

Total revenues	3,240	3,496	7,129	7,953

Expenses
Cost of operations	7,121	7,037	16,389	14,525
Marketing and advertising	2,168	3,276	4,473	6,195
Selling, general and administrative	757	1,054	1,313	1,905
Depreciation and amortization	2,332	2,657	4,691	4,950

Total expenses	12,378	14,024	26,866	27,575

Loss from operations	(9,138)	(10,528)	(19,737)	(19,622)
Other income/(expense):
Interest and other income	799	610	1,718	1,208

Loss before income taxes	$(8,339)	$(9,918)	$(18,019)	$(18,414)

Three Months Ended October 31, 2010 as Compared to Three Months Ended October 31, 2009

Total Revenues

Total revenues decreased $0.3 million, or 7%. Factors contributing to the decrease were as follows:

Financial product fees: Financial product fees decreased $0.1 million, or 4%, principally due to lower revenues associated with our Gold Guarantee product.

Other revenues: Other revenues decreased $0.1 million, or 48%, primarily due to lower territory sales related revenues. We sold 30 territories (of which 29 were associated with occupying Walmart store locations) in the three months ended October 31, 2010 as compared to 116 (of which 114 were Walmart locations) in the same period last year. Walmart territories are sold under a special lower cost incentive program than past territory sales.

Total Expenses

Total operating expenses decreased $1.6 million, or 12%. The following factors are some of the more significant items that contributed to, or partially offset, the Franchise Operations’ total decrease in operating expenses.

Cost of franchise operations: Cost of franchise operations increased $0.1 million, or 1%, as discussed in the Condensed Consolidated Results of Operations.

Marketing and Advertising: Marketing and advertising expenses decreased $1.1 million, or 34%, as discussed in the Condensed Consolidated Results of Operations.

Selling, general and administrative: Selling, general and administrative expenses decreased $0.3 million, or 28%, primarily due to lower employee compensation-related costs as a result of fiscal 2010 workforce reductions.

Six Months Ended October 31, 2010 as Compared to Six Months Ended October 31, 2009

Total Revenues

Total revenues decreased $0.8 million, or 10%. Factors contributing to the decrease were as follows:

Financial product fees: Financial product fees decreased $0.5 million, or 9%, principally due to lower revenues of $0.4 million associated with our Gold Guarantee product and prepaid debit card program.

Other revenues: Other revenues decreased $0.3 million, or 50%, primarily due to lower carry-over fees related to the processing of electronically-transmitted tax returns prepared in the 2010 tax season as compared with the prior year and lower territory sales related revenues. We sold 30 territories (of which 29 were associated with occupying Walmart store locations) in the three months ended October 31, 2010 as compared to 116 (of which 114 were Walmart locations) in the same period last year. Walmart territories are sold under a special lower cost incentive program than past territory sales.

Total Expenses

Total operating expenses decreased $0.7 million, or 3%. The following factors are some of the more significant items that contributed to, or partially offset, the Franchise Operations’ total decrease in operating expenses.

Cost of franchise operations: Cost of franchise operations increased $1.9 million, or 13%, as discussed in the Condensed Consolidated Results of Operations.

Marketing and Advertising: Marketing and advertising expenses decreased $1.7 million, or 28%, as discussed in the Condensed Consolidated Results of Operations.

Selling, general and administrative: Selling, general and administrative expenses decreased $0.6 million, or 31%, primarily due to lower employee compensation-related costs as a result of fiscal 2010 workforce reductions.

Company-Owned Office Operations

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Results of Operations:
Revenues
Service revenues from operations	$237	$536	$770	$1,124

Expenses
Cost of operations	7,304	7,281	13,866	14,277
Marketing and advertising	93	133	160	229
Selling, general and administrative	335	800	1,098	1,695
Depreciation and amortization	917	1,052	1,874	2,084

Total expenses	8,649	9,266	16,998	18,285

Loss from operations	(8,412)	(8,730)	(16,228)	(17,161)

Loss before income taxes	$(8,412)	$(8,730)	$(16,228)	$(17,161)

Three Months Ended October 31, 2010 as Compared to Three Months Ended October 31, 2009

Total Revenues

Total revenues decreased $0.3 million or 56% primarily due to lower revenues of $0.1 million associated with our Gold Guarantee product and a reduction of $0.1 million in tax preparation fees resulting from a lower average cost per tax return prepared.

Total Expenses

Total operating expenses decreased $0.6 million, or 7%. The following factors are some of the more significant items that contributed to, or partially offset, Company-owned Office Operations’ total decrease in operating expenses.

Cost of operations: Cost of company-owned office operations increased marginally as compared to the same period in the prior year.

Selling, general and administrative: Selling, general and administrative expenses decreased $0.5 million, or 58%, primarily due to lower employee compensation-related costs as a result of fiscal 2010 workforce reductions.

Six Months Ended October 31, 2010 as Compared to Six Months Ended October 31, 2009

Total Revenues

Total revenues decreased $0.4 million or 31% primarily related to (i) the absence of $0.2 million in revenue attributed the Discount Health Benefits product; (ii) lower revenues of $0.1 million associated with our Gold Guarantee product and ; (iii) a reduction of $0.1 million in tax preparation fees resulting from a decrease in the number of tax returns prepared as well as a lower average cost per return.

Total Expenses

Total operating expenses decreased $1.3 million, or 7%. The following factors are some of the more significant items that contributed to, or partially offset, Company-owned Office Operations’ total decrease in operating expenses.

Cost of Operations: Cost of operations decreased $0.4 million, or 3%, as discussed in the Condensed Consolidated Results of Operations.

Selling, general and administrative: Selling, general and administrative expenses decreased $0.6 million, or 35%, primarily due to lower employee compensation-related costs as a result of fiscal 2010 workforce reductions.

Corporate and Other

Corporate and other expenses include unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as share-based compensation and financing costs.

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Expenses (a)
General and administrative	$5,605	$4,916	$10,631	$9,899
Employee termination and related expenses	—	489	—	4,745
Consulting expenses	976	838	2,463	3,106
External legal fees	1,336	2,095	2,433	4,766
Share-based compensation	559	569	1,090	1,371

Total expenses	8,476	8,907	16,617	23,887

Loss from operations	(8,476)	(8,907)	(16,617)	(23,887)
Other income/(expense):
Interest and other income	(3)	23	7	23
Interest expense	(11,196)	(5,408)	(21,567)	(10,437)

Loss before income taxes	$(19,675)	$(14,292)	$(38,177)	$(34,301)

(a)	Included in SG&A in the Condensed Consolidated Statements of Operations.

Three Months Ended October 31, 2010 as Compared to Three Months Ended October 31, 2009

Loss from operations

Loss from operations decreased $0.4 million, or 5%, primarily due to (i) lower external legal fees of $0.8 million; and (ii) the absence of severance expense of $0.5 million related to the 2010 workforce reduction; partially offset by (iii) higher expense of $1.0 million primarily related to an employment retention offer granted to certain officers and employees.

Other income/(expense)

Interest expense: Interest expense increased $5.8 million, or 107%, as discussed in the Condensed Consolidated Results of Operations.

Six Months Ended October 31, 2010 as Compared to Six Months Ended October 31, 2009

Loss from operations

Loss from operations decreased $7.3 million, or 30%, primarily due to (i) the absence of a $4.7 million in severance charges ($4.3 million related to the departure of our former Chief Executive Officer in June 2009); (ii) a decrease in external legal fees of $2.3 million, which includes a $0.7 million insurance recovery related to a legal settlement; (iii) a reduction of $0.6 million in consulting expenses including corporate advisory services related to strategic development activities, ongoing credit agreement expenses and other financial advice; and (iv) lower share-based compensation charges of $0.3 million. This decrease was partially offset by higher expense of $1.4 million primarily related to an employment retention offer granted to certain officers and employees.

Other income/(expense)

Interest expense: Interest expense increased $11.1 million, or 107%, as discussed in the Condensed Consolidated Results of Operations.

Liquidity and Capital Resources

Historical Sources and Uses of Cash from Operations

Seasonality of Cash Flows

The tax return preparation business is highly seasonal resulting in substantially all of our revenues and cash flow being generated during the period from January 1 through April 30. Following the tax season, from May 1 through December 31, we primarily rely on excess operating cash flow from the previous tax season and our credit facility to fund our operating expenses and to reinvest in our business to support future growth. Given the nature of the franchise business model, our business is generally not capital intensive and has historically generated strong operating cash flow from operations on an annual basis. While we expect to continue to generate cash flow from operations during tax season, we currently anticipate that the level of funds generated during this period will likely decline through the 2011 tax season and going forward due to the IRS’s decision to eliminate the DI and the unfavorable impact that this action is expected to have on the RAL product offer. Additionally, we anticipate further declines in our cash flow to the extent that we are unable to secure funding sources and financial institutions to provide RALs to the remaining Jackson Hewitt Tax Service offices not covered under the Republic Fifth Amendment.

Credit Facility

As of October 31, 2010, we had an aggregate of $322.7 million in borrowings outstanding under the April 2010 Amended and Restated Credit Agreement (the “Credit Agreement”), which requires mandatory payments of $30 million on April 30, 2011 and the remaining balance at maturity on October 6, 2011. As of October 31, 2010, we had $43.5 million outstanding under the $105 million revolving credit commitment, the balance of which will continue to be available to the Company through December 31, 2010 on a revolving basis subject to an availability block. Interest expense for the six months ended October 31, 2010 included $9.7 million of interest that was added to the principal balance of outstanding borrowings under the Credit Agreement and will be paid at maturity (paid-in-kind interest) in October 2011.

We have reflected all amounts outstanding under the Credit Agreement as a current liability as the entire balance is payable within 12 months of the current balance sheet date. We do not expect to have sufficient funding to meet our payment obligation at the maturity of the Credit Agreement in October 2011 and we are currently seeking other debt and equity financing alternatives. There can be no assurance that we will be successful in securing other such financing alternatives. In this event, we may be required to consider restructuring alternatives including, but not limited to, seeking protection from creditors under bankruptcy laws.

Sources and Uses of Cash

In the six months ended October 31, 2010, we used $24.8 million less cash for operations as compared to the six months ended October 31, 2009. Described below are some of the more significant items that contributed to, or partially offset, our net cash used:

•	Lower payments to vendors and suppliers of $4.0 million;

•	Lower income tax payments of $6.1 million attributed to the decrease in operating income between years;

•	Absence of a $2.8 million payment related to a previously accrued legal settlement;

•	Lower incentive payments to franchisees of $2.0 million;

•	Lower employee termination payments of $1.6 million;

•	Lower lease termination payments of $2.2 million;

•	Lower external legal fee payments of $1.3 million;

•	Lower employee costs of $1.5 million attributed to the April 2010 workforce reduction and employee departures.

•	Lower consulting expense payments of $0.7 million for corporate advisory services related to strategic development activities;

•	Lower marketing and advertising expenditures of $2.2 million related to timing of payments and lower spending in fiscal 2011;

Investing activities

In the six months ended October 31, 2010, we used $7.9 million less cash for investing activities as compared to the six months ended October 31, 2009, primarily due to lower capital expenditures of $5.4 million attributed to the absence of Walmart Kiosk purchases that were made in advance of the fiscal 2010 tax season, the absence of $2.1 million in cash paid for the acquisition of tax preparation businesses in fiscal 2010 and lower funding of $1.1 million provided to franchisees.

Financing activities

In the six months ended October 31, 2010, we received $40.5 million less cash from financing activities as compared to the six months ended October 31, 2009, primarily due to a reduction in net borrowings under our credit facility of $40.0 million.

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

•

Company-owned offices—Our company-owned offices complement our franchise system and are focused primarily on organic growth through the opening of new company-owned offices within existing territories as well as increasing office productivity. Under the terms of the April 2010 Amended and Restated Credit Agreement, we are limited to annual acquisitions totaling $7 million per year with the cash portion of any acquisition consideration being limited to $2 million annually. As of October 31, 2010, there were no acquisitions in fiscal 2011. Expenses to operate our company-owned offices begin to increase during the third fiscal quarter and peak during the fourth fiscal quarter primarily due to the labor costs related to the seasonal employees who provide tax return preparation services to our customers.

•

Lease termination payments—We anticipate spending approximately $0.4 million over the remainder of fiscal 2011 in connection with lease termination actions taken in fiscal 2009 (based on certain assumptions and if we are successful in buying out of these lease commitments.

•

Capital expenditures—We anticipate spending between $3 million and $4 million on capital expenditures for the remainder of fiscal 2011 predominantly for information technology upgrades, including personnel related payments capitalized for the development of internal use software.

•

Debt service—As of November 30, 2010, we had $336.4 million outstanding (inclusive of PIK interest of $11.5 million) under our April 2010 Amended and Restated Credit Agreement. Under the terms of the April 2010 amendment, a mandatory payment of $30 million is due in April 2011 in connection with the amortizing term loan of $200 million. Additionally, we anticipate having to spend between $10 million and $11 million on interest for the remainder of fiscal 2011.

Future Sources of Cash

We borrow against our amended credit facility to fund operations with increases particularly during the first nine months of the fiscal year. Beginning in the fourth fiscal quarter, we expect our primary sources of cash to be royalty and marketing & advertising fees from franchisees, service revenues earned at Company-owned Offices and financial product fees.

The April 2010 Amended and Restated Credit Agreement (the “Credit Agreement”) added a number of events of default including an adverse regulatory and/or policy statements with respect to the continuation of the RAL program in a manner acceptable to lenders, an inability to provide RAL product that meet the needs of 100% of the Jackson Hewitt system; failure to present a satisfactory business plan to the lenders; a termination of our exclusive Walmart kiosk license agreement, which also contains early termination rights if we were to receive a notice of default by the lenders under the credit facility; and lack of compliance with the financial covenants under the credit facility. In addition, the Credit Agreement includes certain events of default related to the continuation and funding of our 2011 RAL program that require us to meet certain milestones for the remainder of 2010. These milestones include obtaining a proposal letter regarding funding commitments for our RAL program by September 15, 2010 (the “Proposal Letters”); obtaining a commitment letter from such funding sources by November 19, 2010; and executing definitive documents for the 2011 RAL program by December 10, 2010.

During the first quarter of fiscal 2011, we were notified that our Business Plans, as defined in the Credit Agreement, have been determined to be acceptable by the administrative agent and lenders in accordance with the terms of the Credit Agreement.

We have not received any notices from our lenders as a result of the IRS’s August 5, 2010 announcement as it may relate to an adverse regulatory and/or policy statement with respect to the continuation of our RAL program in a manner acceptable to lenders. However, on November 19, 2010, we and our lenders entered into a Letter Agreement (the “Letter Agreement”) whereby the date by which we were required to deliver definitive documentation with respect to our requirement to have 100% RAL coverage for the 2011 tax season was amended from December 10, 2010 to December 17, 2010 and any prior defaults related to the requirement for proposal letters or binding commitments for the RAL program were waived.

We believe we are unlikely to meet the conditions required for 100% RAL coverage on or prior to December 17, 2010 and we are in discussions with our lenders to secure an amendment related to these provisions of the Credit Agreement. While we believe that we should be successful in our efforts to amend the Credit Agreement or obtain another waiver or forbearance arrangement from the lenders, there can be no assurance that we will be. Failure to meet the RAL Requirements would be a default under the Credit Agreement and could result in the lenders declaring an event of default under the agreement. Such an event of default would allow the lenders to, among other things, terminate their commitments to lend any additional amounts to us and declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable.

As of October 31, 2010, we were not aware of any instances of non-compliance with the financial or restrictive covenants contained in the Credit Agreement. We believe that the commitment levels under our April 2010 amendment will continue to support our ongoing operations and will provide sufficient liquidity to meet our cash needs through the existing term of the Credit Agreement subject to an earlier event of default being declared by our lenders. However, not all of the conditions that could lead to a default under the Credit Agreement are under our control. If a default were declared and the amended credit facility were to be terminated, there can be no assurance that any debt or equity financing alternatives will be available to us when needed or, if available at all, on terms which are acceptable to us. As such, there can be no assurance that we will have sufficient funding to meet our obligations through the conclusion of our 2011 fiscal year. In this event, we may be required to consider restructuring alternatives including, but not limited to, seeking protection from creditors under bankruptcy laws. Given the conditions outlined above and, specifically, the lenders’ ability to accelerate borrowings outstanding in the event of default, uncertainty arises that we will be able to continue as a going concern and, therefore, may be unable to realize our assets and settle our liabilities and commitments in the normal course of business. Our financial statements for the three months ended October 31, 2010 were prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

The IRS recently announced that, starting with the upcoming 2011 tax season, it will no longer provide tax preparers or RAL providers with the debt indicator, which is used by financial institutions to determine whether to extend credit to a tax payer in connection with the facilitation of a RAL (see Note 11—“Internal Revenue Service Announcement”). This action has unfavorably impacted the availability and funding of RAL product to us for the upcoming tax season and, in the second quarter of fiscal 2011, we concluded that a goodwill impairment triggering event had occurred for purposes of ASC Topic 350. Accordingly, we performed a testing of the carrying values of goodwill for both of our Franchise Operations and Company-owned Office Operations reporting units as of October 31, 2010. For purposes of the step one analyses, determination of the reporting units’ fair value was based on the income approach, which estimates the fair value our reporting units based on discounted future cash flows. Based on completion of step one, we determined that the fair values of the reporting units exceed their carrying values by a reasonably substantial margin as of October 31, 2010 with Franchise Operations at 26% and Company-owned Office Operations at 60%. Accordingly, we concluded that neither of the reporting units were at risk of failing the step one analysis and, therefore determined that the step two analysis, which involves quantifying the goodwill impairment charge, was not necessary.

Significant management judgment is required in assessing whether goodwill is impaired. The carrying value of our reporting units was determined by specifically identifying and allocating all of our consolidated assets and liabilities to each reporting unit based on various methods we deemed reasonable. In conducting step one, fair value of each reporting unit was estimated using an income approach which discounts future net cash flows to their present value at a rate that reflects the current return requirements of the market and risks inherent our business. We started with our fiscal 2011 internal business plan to determine the cash flow projection for each reporting unit and made certain assumptions about our ability to increase revenue by improving RAL coverage, expanding retail partner relationships and implementing a series of new strategic initiatives, which include improving price effectiveness and tax preparer readiness training. Using our historical experience as a baseline, we assumed that these assumptions would produce a moderate growth in revenue. Additional factors affecting these future cash flows included, but were not limited to, franchise agreement renewal and attrition rates, tax return sales volumes and prices, cost structure, and working capital changes. Our estimate of future cash flows did not assume a recovery of the economy.

Estimates were also used for our weighted average cost of capital in discounting our projected future cash flows and our long-term growth rate for purposes of determining a terminal value at the end of the forecast period. We evaluated our discount rate and our debt to equity ratio in a manner consistent with market participant assumptions. Our cost of debt was determined as the current average borrowing cost that a market participant would expect to pay to obtain debt financing assuming the targeted capital structure. The cost of equity, or required return on equity, was estimated using the capital asset pricing model, which uses a risk-free rate of return and appropriate market risk premium that we considered representative of comparable company equity investments. The terminal value growth rate was assumed based on our long-term growth prospects.

We do not expect that our historical operating results will be indicative of our future operating results. Therefore, given the inherent uncertainty regarding the regulatory oversight of RAL product providers and whether such providers will be permitted to continue to offer such product in the future, our goodwill impairment testing was based on an estimate of future cash flows that included downside scenarios in which (i) RALs would not be available to us in all future periods and (ii) we would not be successful in renewing our exclusive contract with Wal-Mart, which represents our largest retail distribution channel from which we generate tax returns. We used a probability weighting of these scenarios in our impairment testing to account for this uncertainty. While the combination of these outcomes had the effect of significantly reducing projected future revenues and net cash flows relative to historic levels, we concluded that the fair value of the reporting units exceeded their carrying amount, thereby indicating that goodwill was not impaired. We view the uncertainty associated with these two outcomes to be the key assumptions that could have a negative effect on our future cash flow projections. To the extent that we are unable to secure RAL coverage going forward and our Wal-Mart contract is not renewed for additional periods beyond the May 2011 expiration, we expect that we would be required to record a goodwill impairment charge.

We considered historical experience and all available information at the time the fair value of our reporting units were estimated. However, fair values that could be realized in an actual transaction may differ from those used by us to evaluate the impairment of our goodwill. The fair value of the reporting units was determined using unobservable inputs (i.e., Level 3 inputs) as defined by the accounting guidance for fair value measurements. In performing its goodwill impairment test, we critically assessed the assumptions used in our analysis to stress test the impact of changes to major assumptions as well as the estimate of future cash flows using different probability assessments of the downside scenarios. In particular, sensitivity tests were conducted using higher discount rates to account for any uncertainty associated with our projections and to reasonably reconcile to our market capitalization. After completing this assessment, we concluded that the assumptions used in our impairment analysis were reasonable and that no impairment was warranted. As an overall test of reasonableness of the estimated fair values of the reporting units, we compared the fair value of our reporting units with the overall market capitalization based our stock price as of October 31, 2010. This reconciliation confirmed that the fair values were reasonably representative of the market views.

These underlying assumptions and estimates are made as of a point in time. Subsequent changes in management’s estimates of future cash flows could result in a future impairment charge to goodwill. We continues to remain alert for any indicators that the fair value of a reporting unit could be below book value and will assess goodwill for impairment as appropriate.

Other Indefinite-Lived Intangible Assets

Other indefinite-lived intangibles, which consist of our trademark and reacquired rights under franchise agreements from acquisitions, are recorded at their fair value as determined through purchase accounting. We review these intangibles for impairment annually in our fourth fiscal quarter. Additionally, we review the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of our trademark and reacquired franchise rights is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference. We also evaluated our other indefinite-lived intangible assets for impairment in conjunction with our goodwill testing as of October 31, 2010 and concluded that the fair value of our trademark and reacquired franchise rights exceeded their carrying value by a sufficient margin at 30%, thereby indicating no impairment.

Recognition of the Jackson Hewitt trademark by existing and potential customers in the tax preparation market is a valuable asset that offers profitability, versatility, and identification with positive attributes that drives business in each of our reporting units. In addition, reacquired franchise rights arose from the exclusive right to operate tax return preparation businesses under the Jackson Hewitt brand that we had granted to former franchisees. The trademark and reacquired franchise rights, acquired prior to our adoption of ASC Topic 805, have been determined to be indefinite-lived intangibles. Based on the indefinite life and income generating characteristics of the trademark and reacquired franchise rights, a relief from royalty (“RFR”) method, which is an income based approach, was used by us to estimate fair value for impairment testing purposes. The RFR method estimates the portion of a company’s earnings attributable to an intellectual property (“IP”) asset based on the royalty rate the company would have paid for the use of the asset if it did not own it. The value of the IP asset is equal to the value of the royalty payments from which the company is relieved by virtue of its ownership of the asset. The RFR method projects the present value of the after-tax cost savings to the company to value the IP asset. Our relief from royalty method calculation was driven by the following key assumptions: cash flow projections, a market royalty rate, and a discount rate and terminal growth rate:

•

An estimated royalty rate for use of the Jackson Hewitt trade name was applied against the same revenue projection derived from the probability weighted scenarios used by us in the goodwill impairment testing noted above. The determination of a market royalty rate was based on a review of third-party license agreements and the expected profitability of the reporting units.

•

This royalty stream was tax-effected and discounted to present value using an appropriate discount rate. The discount rate was developed by calculating a weighted average cost of capital consistent with our goodwill impairment analysis as noted above.

•	The terminal value growth rate was assumed based on our long-term growth prospects consistent with our goodwill impairment analysis as noted above.

We will continue to monitor changes in our business, as well as overall market conditions and economic factors that could require additional impairment tests. A significant downward revision in the present value of estimated future cash flows for our trademark and reacquired franchise rights could result in an impairment. Such a non-cash charge would be limited to the difference between the carrying amount of the intangible asset and its fair value and would be recognized as a component of operating income in the reporting period identified.

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

We have financial market risk exposure related primarily to changes in interest rates. As discussed above, we attempt to reduce this risk through the utilization of derivative financial instruments. A hypothetical 1% change in the interest rate on our floating-rate borrowings outstanding as of October 31, 2010, excluding our $100.0 million of hedged borrowings whereby we fixed the interest rate, as noted above, would result in an annual increase or decrease in income before income taxes of $2.2 million. The estimated increase or decrease is based upon the level of variable rate debt as of October 31, 2010 and assumes no changes in the volume or composition of debt.

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

(b) Changes in Internal Control over Financial Reporting.

During the second quarter of fiscal 2011, there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

With respect to the material weakness identified in our 2010 Annual Report on Form 10-K/A as it related to the preparation of the Consolidated Statement of Cash Flow, we have made substantial progress towards effectively remediating this matter through the quarterly period ended October 31, 2010. In order to mitigate a recurrence of a material weakness as it relates to the preparation of the Consolidated Statement of Cash Flows, we have (i) supplemented our roll forward analysis with the addition of more detailed transaction activity on certain key general ledger accounts, where appropriate, with a particular attention to new and unique business transactions, and (ii) redesigned the review process. We are also in the process of hiring a staffing resource to the functional area responsible for this work activity and we are using a temporary staffing resource during the interim period.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

See “Part 1—Item 1—Note 15—Commitments and Contingencies,” to our Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A.	Risk Factors.

During the three months ended October 31, 2010, there were material changes to the following risk factor previously disclosed in Item 1A to Part 1 of our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2010.

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

Legislators and regulators as well as consumer groups have expressed concerns about RALs and have challenged the practices of the financial institutions that offer these financial products to consumers, as well as the practices of tax preparers that make the products available. Stated concerns include: (i) perceived high costs of RALs, including high annual interest percentage rates, and (ii) claims that RALs result in increased debt when the refund is not delivered by the IRS.

The financial institutions that provide financial products such as RALs to our customers are subject to significant regulation and oversight by federal and state regulators, including banking regulators and several providers have exited the market.

Due to the specialized nature of RALs and other financial products, historically, relatively few financial institutions have offered them. In the 2010 tax season, there were approximately five financial institutions that provided RALs in the marketplace. Certain of these institutions have announced that they have decided not to make these financial products available for the 2011 tax season, or that they have been prevented from offering these products by their regulators. Although we do not know all of the considerations that led these RAL lenders to exit the marketplace, we believe that the concerns about RALs expressed by legislators, regulators and consumer groups as described above were a significant contributing factor. Continued or increased regulatory oversight of the financial institutions that provide RALs could result in additional providers of RALs exiting the market or otherwise limit new entrants into the market, making it increasingly more difficult for us to find suitable partners to provide RALs for our entire system on terms acceptable to us or it may otherwise impact the economics we receive from financial institutions, which could cause our revenues or profitability to decline.

On August 5, 2010, the Internal Revenue Service (“IRS”) announced that, starting with the upcoming 2011 tax filing season, it will no longer provide tax preparers or RAL providers with the debt indicator (“DI”), which is used by financial institutions to determine whether to extend credit to a tax payer in connection with the facilitation of a RAL. In eliminating the DI, the IRS will no longer disclose to financial institutions or tax preparers if a taxpayer owes the federal government any money that will be deducted from the tax payers expected income tax refund. This action will cause the financial institutions that provide RALs to (i) lower loan amounts available for RAL funding; (ii) tighten their credit underwriting criteria resulting in lower approval rates, and (iii) increase their financial product pricing, which will unfavorably impact the availability or funding of RAL product to us for the upcoming tax season. We have assessed the unfavorable impact that this action is likely to have on the RAL product offer including the effect on our operations, financial position and cash flows. As a result, we have adjusted our expectations to operate in a product environment without the DI, which is likely to result in lower financial product fee revenue in the 2011 tax season and going forward.

In addition, the financial regulatory reform bill recently enacted by Congress could also impact how RALs are provided in the marketplace. Our continued inability to arrange for a RAL program for our entire system or an adverse change in the revenue we derive from our agreements with financial product providers will have a material adverse effect on our business, financial condition and results of operations. Furthermore, if the RAL product is unavailable in the marketplace or unavailable across the Company's entire network but available to the customers of our competitors, it would have a material adverse effect on our business, financial condition and results of operations.

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

Unregistered Sales of Equity Securities and Use of Proceeds:

There were no unregistered sales of equity securities during the three months ended October 31, 2010.

Issuer Purchases of Equity Securities:

There were no issuer purchases of equity securities during the three months ended October 31, 2010.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended October 31, 2010.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

There is no information to be disclosed.

Item 6.	Exhibits.

Exhibits: We have filed the following exhibits in connection with this report:

10.1	Fifth Amendment to Program Agreement, dated September 30, 2010, between Jackson Hewitt Inc. and Republic Bank & Trust Company.

10.2	Mutual Termination Agreement, dated September 30, 2010, between Jackson Hewitt Inc. and Republic Bank & Trust Company.

10.3	Letter Agreement, dated November 19, 2010, between Jackson Hewitt Tax Service Inc. and certain of its subsidiaries and Wells Fargo Bank, N.A. (as successor-by-merger to Wachovia Bank, National Association), as Administrative Agent, and the lenders thereto, modifying the Fourth Amendment to the Amended and Restated Credit Agreement, originally dated as of October 6, 2006.

10.4	Program Agreement, dated December 8, 2010, between Jackson Hewitt Inc. and Santa Barbara Tax Products Group, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for the redacted portions of this agreement. A copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 10, 2010.

JACKSON HEWITT TAX SERVICE INC.

By:	/S/ HARRY W. BUCKLEY
Harry W. Buckley
President and Chief Executive Officer
(Principal Executive Officer)

/S/ DANIEL P. O’BRIEN
Daniel P. O’Brien
Executive Vice President and Chief Financial Officer

/S/ CORRADO DEPINTO
Corrado DePinto
Vice President and Chief Accounting Officer