Form 10-Q
period 2011-01-31
JACKSON HEWITT TAX SERVICE INC
filed 2011-03-10
CIK 1283552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2011

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

The number of shares outstanding of the registrant’s common stock was 28,976,968 (net of 10,776,789 shares held in treasury) as of February 28, 2011.

JACKSON HEWITT TAX SERVICE INC.

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	As of
	January 31, 2011	April 30, 2010
Assets
Current assets:
Cash and cash equivalents	$4,886	$10,846
Accounts receivable, net of allowance for doubtful accounts of $3,999 and $4,910, respectively	73,180	24,161
Notes receivable, net	8,208	5,827
Restricted cash	1,360	1,195
Prepaid expenses and other	23,314	17,447
Deferred income taxes	—	2,049

Total current assets	110,948	61,525

Property and equipment, net	22,053	24,575
Goodwill	150,339	148,873
Other intangible assets, net	86,576	87,125
Notes receivable, net	7,583	3,282
Other non-current assets, net	11,075	21,044

Total assets	$388,574	$346,424

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$34,386	$16,519
Current portion of long-term debt	362,334	30,000
Income taxes payable	10,745	41,056
Deferred income taxes	2,437	—
Deferred revenues	5,724	7,440

Total current liabilities	415,626	95,015

Long-term debt	—	244,000
Deferred income taxes	22,602	19,128
Other non-current liabilities	6,620	13,416

Total liabilities	444,848	371,559

Commitments and Contingencies (Note 18)
Stockholders’ deficit:
Common stock, par value $0.01; Authorized: 200,000,000 shares; Issued: 39,753,757 and 39,508,562 shares, respectively	395	395
Additional paid-in capital	391,175	390,400
Retained deficit	(143,447)	(110,271)
Accumulated other comprehensive loss	(1,493)	(2,801)
Less: Treasury stock, at cost: 10,776,789 and 10,746,683 shares, respectively	(302,904)	(302,858)

Total stockholders’ deficit	(56,274)	(25,135)

Total liabilities and stockholders’ deficit	$388,574	$346,424

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Revenues
Franchise operations revenues:
Royalty	$22,685	$24,575	$23,904	$25,819
Marketing and advertising	9,949	10,826	10,485	11,373
Financial product fees	16,423	12,490	21,548	18,150
Other	1,860	1,982	2,108	2,484
Service revenues from company-owned office operations	31,536	29,229	32,306	30,353

Total revenues	82,453	79,102	90,351	88,179

Expenses
Cost of franchise operations	8,271	8,773	24,660	23,298
Marketing and advertising	17,397	15,523	22,030	21,947
Cost of company-owned office operations	17,516	17,753	31,382	32,030
Selling, general and administrative	8,374	8,314	27,402	35,801
Goodwill impairment	—	274,150	—	274,150
Depreciation and amortization	3,596	3,526	10,161	10,560

Total expenses	55,154	328,039	115,635	397,786

Income (loss) from operations	27,299	(248,937)	(25,284)	(309,607)
Other income/(expense):
Interest and other income	643	691	2,368	1,922
Interest expense	(12,262)	(5,825)	(33,829)	(16,262)

Income (loss) before income taxes	15,680	(254,071)	(56,745)	(323,947)
Provision for (benefit from) income taxes	10,244	24,954	(23,564)	(3,604)

Net income (loss)	$5,436	$(279,025)	$(33,181)	$(320,343)

Earnings (loss) per share:
Basic and Diluted	$0.19	$(9.75)	$(1.15)	$(11.20)

Weighted average shares outstanding:
Basic	28,914	28,617	28,832	28,591

Diluted	29,035	28,617	28,832	28,591

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JACKSON HEWITT TAX SERVICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended January 31,
	2011	2010
Operating activities:
Net loss	$(33,181)	$(320,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,161	10,560
Share-based compensation	1,663	3,443
Amortization of deferred financing costs	3,542	1,424
Amortization of development advances	591	1,182
Provision for uncollectible receivables, net	7,362	3,962
Deferred income taxes	6,191	(74)
Goodwill impairment	—	274,150
Other	18	124
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(58,755)	(53,224)
Notes receivable	665	(2,634)
Accrued PIK interest	15,334	—
Prepaid expenses and other	(1,401)	(929)
Accounts payable, accrued and other liabilities	14,088	(2,185)
Income taxes payable	(30,302)	(14,851)
Deferred revenues	(4,341)	(6,816)

Net cash used in operating activities	(68,365)	(106,211)

Investing activities:
Capital expenditures	(6,971)	(7,784)
Capital expenditures-equipment leased to franchisees	(693)	(6,116)
Restricted cash	(165)	—
Funding provided to franchisees	(2,448)	(2,230)
Proceeds from repayment of franchisee notes	359	866
Cash paid for acquisitions	—	(2,070)

Net cash used in investing activities	(9,918)	(17,334)

Financing activities:
Common stock repurchases	—	(183)
Borrowings under revolving credit facility	94,000	138,000
Repayments of borrowings under revolving credit facility	(21,000)	(6,000)
Dividends paid to stockholders	—	(60)
Restricted stock payments	(69)	—
Debt issuance costs	(608)	(211)
Change in cash overdrafts	—	(1,258)

Net cash provided by financing activities	72,323	130,288

Net increase (decrease) in cash and cash equivalents	(5,960)	6,743
Cash and cash equivalents, beginning of period	10,846	306

Cash and cash equivalents, end of period	$4,886	$7,049

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

Liquidity

On April 30, 2010, the Company entered into a Fourth Amendment to the Amended and Restated Credit Agreement (the “Credit Agreement”) due to the financial impact on its business resulting from a lack of full availability of RALs in all of the tax preparation offices in the Company’s network for the 2010 tax season. The amended credit facility contains a number of events of default, including a default related to the inability to have 100% coverage of RALs for the 2011 tax season.

On December 17, 2010, the Company entered into a Fifth Amendment to the Credit Agreement which amended and deleted certain events of default related to the Company’s RAL and assisted refund (“AR”) program, including the requirement for 100% RAL coverage, and further provided that the $105 million revolving commitments would remain available through the maturity date of the Credit Agreement, subject to an amended and increased availability block and permitted net expenditure schedule. Additionally, the amendment provided that, from April 4, 2011 through July 15, 2011, the Lenders would be permitted to require the Company to repay term loans up to an aggregate amount of $25 million, which is incremental to the mandatory payment of $30 million due on April 30, 2011, at the direction of a supermajority of Lenders representing two-thirds of the aggregate loans.

On February 7, 2011, the Company entered into a Sixth Amendment to the Credit Agreement, which amended the requirement to apply cash on hand toward the reduction of certain outstanding loan amounts. It allowed for such cash, subject to a modified level of maximum expenditures, to be deposited in a cash collateral account that would be the property of Jackson Hewitt. The Company will be able to draw on the cash collateral account to meet its operational needs following the tax season subject to limitations set out under the agreement, as permitted under a budget to be agreed by the Company and its Lenders, and provided that the Company is not otherwise in default under the agreement. The Lenders and the Company also agreed to use good faith efforts to agree upon a mutually satisfactory plan for the restructuring of the Company’s balance sheet and go-forward funding needs, which may include a “pre-packaged bankruptcy,” and to execute definitive documentation relating thereto, on or prior to April 29, 2011. No assurance can be given with respect to the value, if any, that would be available for stockholders in any such restructuring. Failure to execute such definitive documentation by April 29, 2011 would permit the Lenders to trigger an event of default under the Credit Agreement and to cease further funding.

If a default were declared and the amended credit facility were terminated, or matured without renewal, there can be no assurance that any debt or equity financing alternatives will be available to the Company when needed or, if available at all, on terms which are acceptable to the Company. As such, there can be no assurance that the Company will have sufficient funding to meet its obligations on an ongoing basis. In this event, the Company will be required to consider restructuring alternatives including, but not limited to, seeking protection from creditors under bankruptcy laws. Given the conditions outlined in Note 16—“Credit Facility”, specifically the lenders’ ability to accelerate borrowings outstanding in the event of default, uncertainty arises that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and settle its liabilities and commitments in the normal course of business. The Company’s financial statements for the nine months ended January 31, 2011 were prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and other financial information included in the Company’s Annual Report on Form 10-K/A which was filed with the SEC on August 12, 2010.

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

Management has evaluated all activity of the Company and concluded that no subsequent events have occurred since January 31, 2011 that would require recognition in the Condensed Consolidated Financial Statements. Please see Note 15— “Financial Product Agreements”, Note 16 – “Credit Facility,” and Note 17 – “New York Stock Exchange Notification” for a description of the subsequent events that the Company concluded required disclosure in the Notes to the Condensed Consolidated Financial Statements.

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net income (loss) from the Company’s results of operations and changes in the fair value of derivatives. The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	(in thousands)		(in thousands)
	2011	2010	2011	2010
Net income (loss)	$5,436	$(279,025)	$(33,181)	$(320,343)
Changes in fair value of derivatives	638	192	1,308	410

Total comprehensive income (loss)	$6,074	$(278,833)	$(31,873)	$(319,933)

Computation of earnings (loss) per share

Basic earnings (loss) per share is calculated as net income (loss) divided by the weighted average number of common shares and vested shares of restricted stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by an adjusted weighted average number of common shares outstanding during the period assuming conversion of potentially dilutive securities arising from stock options outstanding and shares of unvested restricted stock. In net loss periods, basic and diluted loss per share are identical since the effect of potential common shares and unvested restricted stock is anti-dilutive and therefore excluded.

In each reporting period, both basic and dilutive loss per share computations exclude all performance vesting awards since the performance conditions had not been met for those periods. See “Note 8—Share-Based Payments” for additional information on the Company’s performance vesting awards.

The following table summarizes the basic and diluted weighted average shares outstanding for the earnings (loss) per share calculations for the periods ended January 31, 2011 and 2010.

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands)	2011	2010	2011	2010
Weighted average shares outstanding - basic	28,914	28,617	28,832	28,591
Effect of dilutive securtities:
Stock options	4	—	—	—
Shares of restricted stock	117	—	—	—

Weighted average shares outstanding - dilutive	29,035	28,617	28,832	28,591

The following table summarizes the anti-dilutive securities that were excluded from the computation of the effect of dilutive securities on earnings (loss) per share. These securities include anti-dilutive stock options with exercise prices greater than the average market prices for the Company’s common stock and shares of restricted stock which were anti-dilutive due to the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method. In-the-money stock options are also included in periods with net loss.

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands)	2011	2010	2011	2010
Stock options	2,059	2,016	2,140	2,234
Shares of restricted stock	92	221	258	165

Total antidilutive securities	2,151	2,237	2,398	2,399

2. ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-28, Intangibles—Goodwill and Other (Topic 350): “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This ASU modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This ASU is effective for the Company beginning in fiscal 2012 and the interim periods within that fiscal year. Early adoption is not permitted. The Company is evaluating the impact that adoption of this ASU will have on its consolidated financial statements.

3. RESTRICTED CASH

Restricted cash as of January 31, 2011 consisted of deposits into a collateral account in connection with an appeal bond required in Florida to cover compensatory damages, prejudgment interest and interest on the judgment in a legal proceeding and various surety bonds that are issued and outstanding for one year. Funding of an appeal bond in the amount of $940,052 was established to guarantee that if the Company’s appeal in this legal proceeding is unsuccessful, funds would be available to pay the original judgment costs. Additionally, the Company was required by its insurance underwriter to fund $420,000 in surety bonds, including tax school performance bonds, to secure payment in the event the Company fails to perform certain of its obligations to third parties. In the nine months ended January 31, 2011, the Company did not make any distributions from restricted cash and increased its restricted cash deposits by $165,000 for tax school performance bonds in various other locations.

4. RECEIVABLES ALLOWANCES

As a result of the continued decline in franchisee revenues, including the loss of RALs in fiscal 2010 by the Company’s franchisees served by Santa Barbara Bank & Trust, a division of Pacific Capital Bank, and the current difficult economic environment that has adversely impacted the Company’s franchisees’ ability to grow and operate their businesses including their ability to pay amounts due to the Company, the Company has experienced a significant increase in past due receivables from franchisees as of April 30, 2010. The Company’s Condensed Consolidated Balance Sheet at January 31, 2011 included past due amounts from franchisees totaling approximately $8.4 million, which includes billed accounts and notes receivable that are classified within current assets. This compares to $18.5 million at April 30, 2010. The reduction in past due amounts during the nine months ended January 31, 2011 includes the extension of payment terms on receivables due from franchisees that resulted in a transfer of $4.1 million from current to non-current on the Company’s Condensed Consolidated Balance Sheet. There were no significant modifications to the original terms of the refinanced notes receivable. The allowance for billed accounts and notes receivable from franchisees was $3.3 million and $5.7 million at January 31, 2011 and April 30, 2010, respectively.

Additionally, the Company has $4.8 million and $3.9 million in allowances for unbilled receivables from franchisees including notes and development advance notes (“DANs”) as of January 31, 2011 and April 30, 2010, respectively. The Company’s allowances for doubtful accounts require management’s judgment regarding collectability and current economic conditions to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date. Accordingly, in the three and nine months ended January 31, 2011, the Company recorded a $1.3 million and $5.6 million, respectively, provision for uncollectible receivables from franchisees in its Condensed Consolidated Statement of Operations in Cost of Franchise Operations. In the nine months ended January 31, 2011, the Company wrote-off $7.2 million in receivables from franchisees against the allowance accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered unlikely. There were no significant concentrations of credit risk with any individual franchisee or group of franchisees as of January 31, 2011. The Company believes that its allowances for doubtful accounts as of January 31, 2011 are currently adequate for the Company’s existing exposure to loss. The Company will be closely monitoring the performance of franchisees currently indebted to it, particularly for timely payment of past due and current receivables, and the Company will adjust its allowances accordingly if management determines that existing reserve levels are inadequate to cover estimated losses.

As of January 31, 2011, the Company had outstanding receivables due to its Company-owned Office Operations segment of $24.8 million and an associated allowance of $1.8 million. In the nine months ended January 31, 2011, the Company recorded a provision for uncollectible receivables related to its Company-owned office operations of $1.8 million in the Condensed Consolidated Statement of Operations.

5. FAIR VALUE MEASUREMENTS

Financial assets and liabilities subject to fair value measurements on a recurring basis are classified according to a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 represents observable inputs such as quoted prices in active markets. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no changes to the Company’s valuation techniques used to measure asset and liabilities fair values on a recurring basis during the three months ended January 31, 2011.

The Company’s investments that are held in trust for payment of non-qualified deferred compensation to certain employees consist primarily of investments that are either publicly traded or for which market prices are readily available. These funds are held in registered investment funds and common/collateral trusts.

The Company uses various hedging strategies including interest rate swaps and interest rate collar agreements to manage its exposure to changes in interest rates. The Company has designated these derivatives as cash flow hedges to manage the risk related to its floating rate debt. The Company’s derivative contracts represent interest rate swap and collar agreements to convert a notional amount of floating-rate borrowings into fixed rate debt. The fair value of the Company’s derivative contracts was derived from third party service providers utilizing proprietary models based on current market indices and estimates about relevant future market conditions. In connection with such cash flow hedges, the Company records unrealized gains (losses) to other comprehensive income. There was no amount of unrecognized gain (loss) recorded in the Condensed Consolidated Statements of Operations as there was no ineffectiveness for the three and nine months ended January 31, 2011.

The accompanying Condensed Consolidated Balance Sheet includes financial instruments that are recorded at fair value as noted below:

		Fair Value at Reporting Date Using
		(In thousands)
	Fair Value As of January 31, 2011	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Investments held in trust, current	$72	$72	$—	$—

Investments held in trust, non-current	36	36	—	—

Total	$108	$108	$—	$—

Liabilities
Derivative contracts	$2,489	$—	$2,489	$—

Total	$2,489	$—	$2,489	$—

		Fair Value at Reporting Date Using
		(In thousands)
	Fair Value As of April 30, 2010	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Investments held in trust, current	$174	$168	$6	$—

Investments held in trust, non-current	97	93	4	—

Total	$271	$261	$10	$—

Liabilities
Derivative contracts	$4,669	$—	$4,669	$—

Total	$4,669	$—	$4,669	$—

The estimated fair value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable and accrued liabilities approximates their respective carrying amounts contained on the Condensed Consolidated Balance Sheets due to the short-term maturities of these assets and liabilities. The estimated fair value of DANs approximates its carrying amount as DANs are carried on the Condensed Consolidated Balance Sheets net of both amortization and provision for uncollectible amounts. As of January 31, 2011, the estimated fair value of short-term debt approximated its carrying amount as the interest rate, excluding the $100.0 million of hedged borrowings, was variable and the interest rate approximates a rate in the current market.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(in thousands)
Balance as of April 30, 2009	$336,767	$81,907	$418,674
Additions	—	4,799	4,799
Impairment of goodwill	(223,734)	(50,416)	(274,150)
Purchase accounting adjustments	—	(450)	(450)

Balance as of April 30, 2010	113,033	35,840	148,873
Additions (Note 11)	—	1,466	1,466

Balance as of January 31, 2011	$113,033	$37,306	$150,339

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

In August 2010, the IRS announced that, starting with the 2011 tax season, it would no longer provide tax preparers or RAL providers with the debt indicator, which is used by financial institutions to determine whether to extend credit to a taxpayer in connection with the facilitation of a RAL (see Note 14 – “Internal Revenue Service Announcement”). This action unfavorably impacted the availability and funding of RAL product to the Company for the current tax season and, in the second quarter of fiscal 2011, the Company concluded that a goodwill impairment triggering event had occurred for purposes of ASC Topic 350. Accordingly, the Company performed a testing of the carrying values of goodwill for both of its Franchise Operations and Company-owned Office Operations reporting units as of October 31, 2010. For purposes of the step one analyses, determination of the reporting units’ fair value was based on the income approach, which estimates the fair value of the Company’s reporting units based on discounted future cash flows. Based on completion of step one, the Company determined that the fair values of the reporting units exceeded their carrying values by a reasonably substantial margin as of October 31, 2010 with Franchise Operations at 26% and Company-owned Office Operations at 60%. Accordingly, the Company concluded that neither of the reporting units were at risk of failing the step one analysis and, therefore determined that the step two analysis, which involves quantifying the goodwill impairment charge, was not necessary.

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

The Company does not expect that its historical operating results will be indicative of future operating results. Therefore, given the inherent uncertainty regarding the regulatory oversight of RAL product providers and whether such providers will be permitted to continue to offer such product in the future, the Company’s goodwill impairment testing was based on an estimate of future cash flows that included downside scenarios in which (i) RALs would not be available to the Company in all future periods and (ii) the Company would not be successful in renewing its exclusive contract with Walmart, which represents the Company’s largest retail distribution channel from which it generates tax returns. The Company used a probability weighting of these scenarios in its impairment testing to account for this uncertainty. While the combination of these outcomes had the effect of significantly reducing projected future revenues and net cash flows relative to historic levels, the Company concluded that the fair value of the reporting units exceeded their carrying amount, thereby indicating that goodwill was not impaired. The Company views the uncertainty associated with these two outcomes to be the key assumptions that could have a negative effect on its future cash flow projections. To the extent that the Company is unable to secure RAL coverage going forward and its Walmart contract is not renewed for additional periods beyond the May 2011 expiration, the Company expects that it could be required to record a goodwill impairment charge.

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

These underlying assumptions and estimates are made as of a point in time. Subsequent changes in management’s estimates of future cash flows could result in a future impairment charge to goodwill. The Company continues to remain alert for any indicators that the fair value of a reporting unit could be below book value and will assess goodwill for impairment if such indicator exists or occurs.

Other intangible assets consisted of:

	As of January 31, 2011			As of April 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable other intangible assets:
Franchise agreements (a)	$16,052	$(15,789)	$263	$16,052	$(15,710)	$342
Customer relationships (b)	13,249	(11,400)	1,849	13,072	(10,563)	2,509
Reaquired franchise rights (c)	962	(130)	832	672	(48)	624
Acquired tradename	53	(46)	7	53	(28)	25

Total amortizable other intangible assets	$30,316	$(27,365)	$2,951	$29,849	$(26,349)	$3,500

Unamortizable other intangible assets:
Jackson Hewitt trademark			81,000			81,000
Reacquired franchise rights (d)			2,625			2,625

Total unamortizable other intangible assets			83,625			83,625

Total other intangible assets, net			$86,576			$87,125

(a)	Amortized using the straight-line method over a period of ten years.
(b)	Consists of customer lists and non-compete agreements. Customer lists are amortized using the double declining method over a period of five years and non-compete agreements are amortized using the straight-line method over a period of two to six years.
(c)	Consists of franchise rights reacquired after the Company's adoption of ASC Topic 805, "Business Combinations" in which amounts are amortized over the remaining life of the franchise agreement from the date of acquisition.
(d)	Consists of franchise rights reacquired prior to the Company's adoption of ASC Topic 805.

Other Intangible Assets Impairment Testing

Other indefinite-lived intangibles, which consist of the Company’s trademark and reacquired rights under franchise agreements from acquisitions, are recorded at their fair value as determined through purchase accounting. The Company reviews these intangibles for impairment annually in its fourth fiscal quarter. Additionally, the Company reviews the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the Company’s trademark and reacquired franchise rights is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference. The Company also evaluated its other indefinite-lived intangible assets for impairment in conjunction with its goodwill testing as of October 31, 2011 and concluded that the fair value of its trademark and reacquired franchise rights exceeded their carrying value by a sufficient margin at 30%, thereby indicating no impairment.

Recognition of the Jackson Hewitt trademark by existing and potential customers in the tax preparation market is a valuable asset that offers profitability, versatility, and identification with positive attributes that drives business in each of the Company’s reporting units. In addition, reacquired franchise rights arose from the exclusive right to operate tax return preparation businesses under the Jackson Hewitt brand that the Company had granted to former franchisees. The trademark and reacquired franchise rights, acquired prior to the Company’s adoption of ASC Topic 805, have been determined to be indefinite-lived intangibles. Based on the indefinite life and income generating characteristics of the trademark and reacquired franchise rights, a relief from royalty (“RFR”) method, which is an income based approach, was used by the Company to estimate fair value for impairment testing purposes. The RFR method estimates the portion of a company’s earnings attributable to an intellectual property (“IP”) asset based on the royalty rate the company would have paid for the use of the asset if it did not own it. The value of the IP asset is equal to the value of the royalty payments from which the company is relieved by virtue of its ownership of the asset. The RFR method projects the present value of the after-tax cost savings to the company to value the IP asset. The Company’s relief from royalty method calculation was driven by the following key assumptions: cash flow projections, a market royalty rate, and a discount rate and terminal growth rate:

•

An estimated royalty rate for use of the Jackson Hewitt trade name was applied against the same revenue projection derived from the probability weighted scenario used by the Company in the goodwill impairment testing noted above. The determination of a market royalty rate was based on a review of third-party license agreements and the expected profitability of the reporting units.

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

The Company will continue to monitor changes in its business, as well as overall market conditions and economic factors that could require additional impairment tests. A significant downward revision in the present value of estimated future cash flows for our trademark and reacquired franchise rights could result in impairment. Such a non-cash charge would be limited to the difference between the carrying amount of the intangible asset and its fair value and would be recognized as a component of operating income in the reporting period identified.

The changes in the carrying amount of other intangible assets, net, by segment were as follows:

	Franchise Operations	Company-Owned Office Operations	Total
	(in thousands)
Balance as of April 30, 2010	$84,591	$2,534	$87,125
Additions (Note 11)	—	467	467
Amortization	(161)	(855)	(1,016)

Balance as of January 31, 2011	$84,430	$2,146	$86,576

Amortization expense relating to other intangible assets was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	(in thousands)		(in thousands)
	2011	2010	2011	2010
Franchise agreements and reacquired rights	$53	$45	$161	$106
Customer relationships	267	331	837	989
Acquired tradename	6	6	18	18

Total	$326	$382	$1,016	$1,113

Estimated amortization expense related to other intangible assets for each of the fiscal years ended April 30 is as follows:

Amount
(in thousands)
Remaining three months of fiscal 2011	$315
2012	1,010
2013	710
2014	436
2015 and thereafter	480

Total	$2,951

7. PREPAID EXPENSES AND OTHER

	As of January 31, 2011	As of April 30, 2010
	(in thousands)
Prepaid Gold Guarantee	$4,933	$6,483
Prepaid rent	1,352	1,118
Walmart kiosk lease receivable, net	1,967	1,972
Prepaid franchisee convention costs	—	104
Prepaid insurance	1,415	810
Other prepaid expenses	1,932	1,200
Investments, at fair value	72	174
Other receivables, net	4,361	5,586
Walmart location subsidy to franchises	3,630	—
Deferred financing costs	3,652	—

Total prepaid expenses and other	$23,314	$17,447

8. SHARE-BASED PAYMENTS

The Company’s amended and restated 2004 Equity and Incentive Plan (the “Amended and Restated Plan”) makes available for grant 6.5 million shares of common stock in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, and/or other stock or cash-based awards to non-employee directors, officers, employees, advisors, and consultants who are selected by the Company’s Compensation Committee for participation in the plan. As of January 31, 2011, 2.1 million shares remained available for grant. The Amended and Restated Plan provides for accelerated vesting of outstanding awards if there is a change in control and includes nondiscretionary anti-dilution provisions in case of an equity restructuring.

The Company’s share-based payments through January 31, 2011 under the Amended and Restated Plan included the following:

(i)	Time-Based Vesting Stock Options (“TVOs”);

(ii)	Performance-Based Vesting Stock Options (“PVOs”);

(iii)	Time-Based Vesting Shares of Restricted Stock (“TVRSs”);

(iv)	Performance-Based Vesting Shares of Restricted Stock (“PVRSs”); and

(v)	Restricted Stock Units (“RSUs”).

i) Time-Based Vesting Stock Options

TVOs are granted with an exercise price equal to the New York Stock Exchange (“NYSE”) closing price of a share of common stock on the date of grant and have a contractual term of ten years. TVOs granted through April 30, 2007 and in fiscal 2011 become exercisable with respect to 25% of the shares on each of the first four anniversaries of the date of grant. TVOs granted in fiscal 2008 become exercisable with respect to 20% of the shares on each of the first five anniversaries of the date of grant. TVOs granted in fiscal 2009 and fiscal 2010 become exercisable with respect to one-third of the shares on each of the first three anniversaries of the date of grant, with the exception of the Company’s June 2009 two-year grant to its former Chief Executive Officer, who became Special Advisor to the President in January 2011. All TVOs granted are subject to continued employment on the vesting date.

The Company incurred share-based compensation expense of $0.2 million and $0.35 million in the three months ended January 31, 2011 and 2010, respectively, in connection with the vesting of TVOs and $0.7 million and $2.0 million in the nine months ended January 31, 2011 and 2010, respectively. The share-based compensation in the nine months ended January 31, 2010 included expense of $0.85 million related to the accelerated vesting of 160,642 TVOs attributed to the departure of the Company’s former Chief Executive Officer in June 2009.

The weighted average grant date fair value for TVOs granted in the nine months ended January 31, 2011 and 2010 was $0.72 and $3.41, respectively. The fair value of each TVO award was estimated on the date of grant using the Black-Scholes option-pricing model. In fiscal 2011, the Company began using the mid-point scenario method to determine the expected holding period. The Company had been previously using the simplified method permitted under FASB ASC Topic 718 to determine the expected holding period until it was able to accumulate a sufficient number of years of employee exercise behavior to make a more refined estimate of expected term. Expected volatility was based on the Company’s historical publicly-traded stock price. In March 2009, the Company’s Board of Directors voted to suspend the quarterly common stock dividend. Additionally, over the remaining term of the Credit Agreement, which expires in October 2011, the Company will not be permitted to pay dividends. The risk-free interest rate assumption was determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected holding period of the award being valued.

The following table sets forth the weighted average assumptions used to determine compensation cost for TVOs granted during the following periods:

	Nine months ended January 31,
	2011	2010
Expected holding period (in years)	5.62	5.94
Expected volatility	69.9%	67.5%
Dividend yield	—	—
Risk-free interest rate	2.0%	2.7%

The following table summarizes information about TVO activity for the nine months ended January 31, 2011:

	Number of TVOs	Weighted Average Exercise Price
Balance as of April 30, 2010	1,792,388	$19.27
Granted	371,000	$1.16
Forfeited	(19,720)	$15.78
Expired	(254,881)	$20.79

Balance as of January 31, 2011	1,888,787	$15.51

Exercisable as of January 31, 2011	1,151,159	$20.69

Vested and expected to vest as of January 31, 2011	1,851,904	$15.67

There were no outstanding in-the-money TVOs as of January 31, 2011 that had an aggregate intrinsic value. The aggregate intrinsic value discussed in this paragraph represents the total pre-tax intrinsic value based on the Company’s stock price as of January 31, 2011, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. Outstanding TVOs as of January 31, 2011 had an average remaining contractual life of 6.8 years. There were no exercisable in-the-money TVOs as of January 31, 2011. Exercisable TVOs as of January 31, 2011 had an average remaining contractual life of 5.7 years.

The following table summarizes information about unvested TVO activity for the first nine months of fiscal 2011:

	Number of TVOs	Weighted Average Grant Date Fair Value Per Share
Unvested as of April 30, 2010	608,481	$4.98
Granted	371,000	$0.72
Vested	(222,133)	$5.77
Forfeited	(19,720)	$5.49

Unvested as of January 31, 2011	737,628	$2.59

As of January 31, 2011, there was $1.9 million of total unrecognized compensation cost related to unvested TVOs, which is expected to be recognized over a weighted average period of 1.3 years. The total fair value of stock options vested in the nine months ended January 31, 2011 and 2010 was $1.3 million and $2.8 million, respectively.

(ii) Performance-Based Vesting Stock Options

The Company did not grant any PVOs in the nine months ended January 31, 2011. In the three months ended July 31, 2009, the Company granted PVOs to certain executives with a contractual term of ten years that will vest after three years provided the Company achieves a pre-determined Earnings Before Income Tax, Depreciation and Amortization (“EBITDA”) target for fiscal 2012. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial target in fiscal 2012, except in the case of the Company’s Chief Executive Officer at the time of grant, who needs only to have been employed through the term of his employment agreement, which ends on June 4, 2011.

No compensation expense related to the July 2009 PVO grant was recorded in the nine months ended January 31, 2011 or 2010. If, and when, the Company determines it is probable that the performance condition will be achieved, compensation expense will be recognized cumulatively in such period from the date of grant through the date of the change in estimate for the awards under which the requisite service period has been rendered. The remaining unrecognized compensation expense for those awards would be recognized prospectively over the remaining requisite service period.

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

Nine months ended January 31, 2011
Expected holding period (in years)	6.50
Expected volatility	68.4%
Dividend yield	—
Risk-free interest rate	2.8%

There were no outstanding in-the-money PVOs as of January 31, 2011 that had an aggregate intrinsic value. Outstanding PVOs as of January 31, 2011 had an average remaining contractual life of 8.5 years.

The following table summarizes information about unvested PVO activity for the nine months ended January 31, 2011:

	Number of PVOs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price
Unvested as of April 30, 2010	125,969	$3.87	$5.95
Granted	—	$—	$—
Forfeited	—	$—	$—

Unvested as of January 31, 2011	125,969	$3.87	$5.95

(iii) Time-Based Vesting Shares of Restricted Stock

The fair value of each TVRS grant is measured by the NYSE closing price of the Company’s common stock on the date of grant. Compensation expense related to the fair value of TVRSs is recognized on a straight-line basis over the requisite service period based on those restricted stock grants that are expected to ultimately vest. One third of the shares of restricted stock vest on each of the first three anniversaries of the date of grant, subject to continued employment on the vesting date, except in the case of the June 2009 grant to the Company’s Chief Executive Officer at that time and the June 2010 retention grant to certain employees. In June 2009, the Company granted shares of restricted stock to its Chief Executive Office at that time, whereby one half of the shares of restricted stock vest on each of the first two anniversaries of the date of grant, subject to continued employment on the vesting date. In June 2010, the Company granted shares of restricted stock to certain employees in connection with an employment retention grant, whereby the shares of restricted stock vest at the end of fiscal 2011, subject to continued employment on the vesting date.

The Company incurred share-based compensation expense of $0.3 million and $0.2 million in the three months ended January 31, 2011 and 2010, respectively, in connection with the vesting of TVRSs and $0.7 million and $1.2 million in the nine months ended January 31, 2011 and 2010, respectively. The share-based compensation in the nine months ended January 31, 2010 included expense of $0.55 million related to the accelerated vesting of 54,616 TVRSs attributed to the departure of the Company’s former Chief Executive Officer in June 2009. As of January 31, 2011, there was $1.2 million of total unrecognized compensation cost related to unvested TVRSs, which is expected to be recognized over a weighted average period of 0.8 years.

The following table summarizes information about TVRS activity during the nine months ended January 31, 2011:

	Number of TVRSs	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2010	198,325	$8.60
Granted	245,195	$1.16
Vested	(83,843)	$9.08
Forfeited	(8,496)	$7.65

Outstanding as of January 31, 2011	351,181	$3.31

As of January 31, 2011, outstanding TVRSs had an aggregate intrinsic value of $0.5 million with those TVRSs expected to vest having an intrinsic value of $0.5 million.

(iv) Performance-Based Vesting Shares of Restricted Stock

The Company did not grant any PVRSs in the nine months ended January 31, 2011. In the nine months ended January 31, 2010, the Company granted PVRS that will vest after three years provided the Company achieves a pre-determined EBITDA target for fiscal 2012. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial target in fiscal 2012, except in the case of the Company’s Chief Executive Officer at the time of grant, who needs only to have been employed through the term of his employment agreement, which ends on June 4, 2011.

No compensation expense for the July 2009 PVRS grant was recorded in the nine months ended January 31, 2011 or 2010. If, and when, the Company determines it is probable that the performance condition will be achieved, compensation expense will be recognized cumulatively in such period from the date of grant through the date of the change in estimate for the awards under which the requisite service period has been rendered. The remaining unrecognized compensation expense for those awards would be recognized prospectively over the remaining requisite service period.

The following table summarizes information about PVRS activity during the nine months ended January 31, 2011:

	Number of PVRSs	Weighted Average Grant Date Fair Value
Outstanding as of April 30, 2010	81,934	$5.95
Granted	—	$—
Vested	—	$—

Outstanding as of January 31, 2011	81,934	$5.95

As of January 31, 2011, outstanding PVRSs had an aggregate intrinsic value of $0.1 million.

(v) Restricted Stock Units

The Company incurred share-based compensation expense of $0.1 million in the three months ended January 31, 2011 and 2010 and $0.3 million in the nine months ended January 31, 2011 and 2010, in connection with the issuance of fully vested and non-forfeitable RSUs to certain non-employee directors, including the vesting of a new director equity grant, that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services.

The following table summarizes information about exercisable RSU activity during the nine months ended January 31, 2011:

	Number of RSUs	Weighted Average Grant Price
Outstanding as of April 30, 2010	230,439	$9.53
Granted	182,788	$1.22
Vested new director equity grant	2,682	$4.66

Outstanding as of January 31, 2011	415,909	$5.83

The following table summarizes information about unvested RSU activity during the nine months ended January 31, 2011:

	Number of RSUs	Weighted Average Grant Price
Unvested as of April 30, 2010	10,729	$4.66
Vested new director equity grant	(2,682)	$4.66

Unvested as of January 31, 2011	8,047	$4.66

9. LEASE TERMINATION ACCRUAL

The following table summarizes activity in the accrued lease termination balance during the nine months ended January 31, 2011 in connection with the Company’s lease termination actions taken in fiscal 2009:

Accrued lease termination balance as of April 30, 2010 (a)	$1,208

Additional accruals	57

Adjustments, net (b)	(121)

Cash payments (c)	(801)

Accrued lease termination balance as of January 31, 2011 (d)	$343

(a)	The balance as of April 30, 2010 consisted of $0.9 million in accounts payable and accrued liabilities and $0.3 million in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.
(b)	These adjustments were primarily the result of favorable negotiations with certain landlords to buy out of leases early.
(c)	Cash payments during the period consisted of $0.1 million in cash payments associated with early lease buyouts and $0.7 million associated with monthly contractual rental payments.
(d)	The balance as of January 31, 2011 consisted of $0.2 million in accounts payable and accrued liabilities and $0.1 million in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.

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

10. EQUIPMENT LEASES

In March 2009, the Company entered into an agreement with Walmart that grants Jackson Hewitt the exclusive right to provide tax preparation services within Walmart stores during the 2010 and 2011 tax seasons. In connection with this arrangement, beginning in the 2010 tax season, all franchised and company-owned offices in Walmart locations must operate from a kiosk meeting certain requirements and specifications. Through January 31, 2011, the Company purchased kiosks totaling $6.1 million, which have been leased to franchisees that chose not to purchase such equipment directly from the manufacturer. The term of each of the lease agreements approximates two and a half years, and lease payments are due to the Company in three annual installments at February 28th of each year. Lease agreements accrue interest annually up to 7.5%. As of January 31, 2011, executed lease agreements totaling $2.1 million were classified as Lease Receivables-Current, net and included in Prepaid Expenses and Other, net and $2.3 million were classified as Lease Receivables-Non-Current, net and included in Other Non-Current Assets on the Condensed Consolidated Balance Sheet. The Company has recorded approximately $0.3 million as an allowance for uncollectible amounts against such lease receivables as of January 31, 2011. Lease receivables will be reviewed periodically for collectability based on the underlying franchisee’s payment history and financial status. Payments to be received under the lease agreements are conditional upon the Company’s continued renewal of the Walmart agreement and continued availability to operate within the Walmart territory.

For leases executed through January 31, 2011, the future minimum lease payments to be received by the Company totaled $4.7 million, which includes unearned interest income of $0.2 million. Future minimum lease payments to be received over the term of the leases are as follows:

Fiscal Year	Principal Repayment	Interest Income	Total
	(In Thousands)
2011	$2,160	$75	$2,235
2012	2,415	75	2,490

Total	$4,575	$150	$4,725

Under an agreement with the supplier of the kiosks, the Company has guaranteed the purchase of a minimum number of kiosks. The minimum threshold was not met prior to July 2010; therefore the Company was obligated to pay the supplier an amount equal to the shortfall in the number of kiosks that were to be purchased. As of January 31, 2011, the Company has made shortfall payments of approximately $0.9 million of which a balance of $0.2 million remains in Prepaid expenses and Other in the Condensed Consolidated Balance Sheet. This prepayment may be applied towards future kiosk orders provided such is made prior to July 2011.

11. ACQUISITIONS

Assets acquired and liabilities assumed in business combinations are recorded on the Condensed Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to goodwill. The results of operations of businesses acquired by the Company have been included in the Condensed Consolidated Statements of Operations since their respective dates of acquisition.

In January 2011, the Company acquired substantially all of the assets of one tax return preparation business from a franchisee and began operating these stores as company-owned locations in the 2011 tax season. The total purchase price of this entity acquired during fiscal 2011 was estimated to be $2.0 million. Under the provisions of the purchase agreement, the total purchase price is contingent upon the amount of cash generated from the business net of operating expenses, including a deduction for a fee payable to the Company equal in percentage to royalty and advertising payments required under the Company’s franchise agreement, for the period extending from the date of acquisition through the 2012 tax season. The Company utilized the income approach to measure fair value of the purchase price. The Company classified the total purchase price as a liability in its Condensed Consolidated Balance Sheet as of January 31, 2011 and will subsequently measure this contingent consideration arrangement at fair value each quarterly period through the 2012 tax season with changes in fair value recognized in earnings. The total cost of the acquired entity was allocated (i) $0.5 million to intangible assets (including $0.3 million in reacquired rights under franchise agreements) and (ii) $1.5 million to goodwill. The Company evaluated the preexisting business relationships with this franchisee and determined that there was no settlement loss from unfavorable franchise rights. As of January 31, 2011, the Company has recorded the accrued purchase price obligation of $1.4 million in Accounts payable and accrued liabilities and $0.6 million in Other non-current liabilities.

All goodwill associated with this acquisition was allocated to the company-owned office operations segment and is deductible for tax purposes.

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

	Franchise Operations	Company-owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Three months ended January 31, 2011
Revenues	$50,917	$31,536	$—	$82,453

Income (loss) before income taxes	$24,754	$10,652	$(19,726)	$15,680

Three months ended January 31, 2010
Revenues	$49,873	$29,229	$—	$79,102

Loss before income taxes	$(198,484)	$(43,003)	$(12,584)	$(254,071)

	Franchise Operations	Company-owned Office Operations	Corporate and Other (a)	Total
	(In thousands)
Nine months ended January 31, 2011
Revenues	$58,045	$32,306	$—	$90,351

Income (loss) before income taxes	$6,734	$(5,576)	$(57,903)	$(56,745)

Nine months ended January 31, 2010
Revenues	$57,826	$30,353	$—	$88,179

Loss before income taxes	$(216,898)	$(60,164)	$(46,885)	$(323,947)

(a)	Corporate and other expenses include unallocated corporate overhead supporting both segments including legal, finance, human resources, real estate facilities and strategic development activities, as well as share-based compensation and financing costs.

13. INCOME TAXES

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company’s deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient future taxable income during the period in which the Company’s temporary differences become deductible for tax purposes. Based on this assessment, the Company must evaluate the need for, and amount of, valuation allowances against the Company’s existing deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.

In the third quarter of fiscal 2011, the Company recorded a $2.9 million charge through provision for income taxes in its Condensed Consolidated Statement of Operations to provide for an additional valuation allowance against a portion of its deferred tax assets. As of January 31, 2011, the Company had a deferred tax asset valuation allowance recorded in it Consolidated Balance Sheet of $14.4 million against a gross deferred tax asset balance of $24.5 million.

14. INTERNAL REVENUE SERVICE ANNOUNCEMENT

On August 5, 2010, the Internal Revenue Service (“IRS”) announced that, starting with the upcoming 2011 tax filing season, it will no longer provide tax preparers or RAL providers with the debt indicator (“DI”), which is used by financial institutions to determine whether to extend credit to a taxpayer in connection with the facilitation of a RAL. In eliminating the DI, the IRS will no longer disclose to financial institutions or tax preparers if a taxpayer owes the federal government any money that will be deducted from the taxpayers expected income tax refund. This action caused the financial institutions that provide RALs to (i) lower loan amounts available for RAL funding; (ii) tighten their credit underwriting criteria resulting in lower approval rates; and (iii) increase their financial product pricing, which unfavorably impacted the availability and funding of RAL product to the Company for the 2011 tax season.

15. FINANCIAL PRODUCT AGREEMENTS

Republic Program Agreement Amended

On September 30, 2010, the Company entered into the Fifth Amendment to the Program Agreement with Republic Bank & Trust Company (“Republic”) and a Mutual Termination of the Technology Services Agreement (the “Technology Agreement”), the terms of which have been incorporated into the Program Agreement. Under the provisions of the Fifth Amendment: (i) the term of the Program Agreement was extended to October 31, 2013, subject to early termination rights by Republic; (ii) for each of the tax seasons 2011, 2012 and 2013, Republic would be the financial product (Assisted Refund (“AR”) and RAL) provider for the locations in the states served by Republic in the 2010 tax season or substitute equivalent locations, subject to certain selection criteria; (iii) the Company would not receive any compensation from Republic; and (iv) a transmitter fee was permitted to be charged in the name of the Company to the customer. Under the Fifth Amendment, the number of Jackson Hewitt offices offering Republic financial products did not increase and the Company was allowed to substitute offices, subject to Republic approval, which permitted the Company to more optimally select offices to offer financial products.

On December 14, 2010, the Company entered into the Sixth Amendment to the Program Agreement with Republic. Under the provisions of the Sixth Amendment: (i) the term of the Program Agreement was extended to October 31, 2015; (ii) for each of the tax seasons under the Program Agreement, Republic will be the financial product provider for approximately 4,200 locations, which represents an increase to 90% of the Jackson Hewitt Tax Service volume requirements for RAL and AR product, subject to certain selection criteria and substitution rights; (iii) Republic shall have a right of first refusal to be the financial product provider if a location is not served by another RAL provider; (iv) in the event Republic no longer is a RAL provider, Republic shall remain the Company’s AR provider under the terms of the Sixth Amendment; and (v) the Program Agreement is subject to certain termination rights by Republic including a delinquency based termination right if delinquency rates are above certain defined levels. In the event Republic exercises its delinquency based termination right, the Company will be required to make a termination payment to Republic. Based on the Company’s historical experience with this financial product, the Company currently believes the likelihood to be remote that the delinquency rates will exceed the defined levels identified in the amendment and result in a material payment having to be made to Republic.

On February 10, 2011 Republic announced that it had received a Notice of Charges (the “Notice”) from the Federal Deposit Insurance Corporation (“FDIC”) regarding its RAL program. The FDIC’s Notice contends that Republic’s practice of originating RALs without the benefit of the DI from the IRS is unsafe and unsound. The FDIC’s Notice does not address Republic’s Electronic Refund Check product, which is also known as an AR in Jackson Hewitt Tax Service offices. Republic also disclosed the administrative process involved with contesting the Notice by the FDIC and that they intended to defend their right to offer the RAL product. On February 28, 2011, Republic filed a law suit in the United States District Court for the Western District of Kentucky against the FDIC seeking to protect its right to a fair administrative hearing and review and to require the FDIC to follow an appropriate rulemaking process. Based upon Republic’s disclosures, the Company does not believe the Notice will have an impact on its RAL program for the 2011 tax season. However, there can be no assurances as to the availability of RALs in the future.

TPG Program Agreement

On December 8, 2010, the Company entered into a Program Agreement with Santa Barbara Tax Products Group, LLC (“TPG”) for TPG to be the AR provider at certain Jackson Hewitt Tax Service locations for the 2011 tax season. Under the provisions of the Program Agreement: (i) the term is for the 2011 tax season; (ii) TPG will be the AR provider for locations designated by the Company; (iii) the Company will not receive any compensation from TPG unless otherwise agreed by the parties; and (iv) a transmitter fee is permitted to be charged in the name of the Company to the customer. The Company’s agreement with TPG secures additional AR product, which results in the achievement of 100% coverage for the Jackson Hewitt system in the current tax season.

Metabank

In the past two years, MetaBank, d/b/a Meta Payment Systems, provided the funding sources for the pre-season line of credit product related to the Company’s prepaid debit card program. Due to a change in MetaBank’s corporate direction, MetaBank will no longer provide the resources necessary to fund the line of credit product. As a result, the line of credit product was not be offered to customers of Jackson Hewitt in the 2011 tax season. This decision will reduce the amount of revenue earned by the Company related to the line of credit product.

16. CREDIT FACILITY

As of January 31, 2011, the Company had an aggregate of $362.3 million in borrowings outstanding under the Credit Agreement, which requires mandatory payments of $30 million on April 30, 2011 and the remaining balance at maturity on October 6, 2011. As of January 31, 2011, the Company had $76.5 million outstanding under the $105 million revolving credit commitment. Interest expense for the nine months ended January 31, 2011 included $15.3 million of interest that was added to the principal balance of outstanding borrowings under the Credit Agreement and will be paid at maturity (paid-in-kind interest) in October 2011.

The Company has reflected all amounts outstanding under the Credit Agreement as a current liability as the entire balance is payable within 12 months of the current balance sheet date. The Company does not expect to have sufficient funding to meet its payment obligation at the maturity of the Credit Agreement in October 2011 and is currently seeking other debt and equity financing alternatives. There can be no assurance that the Company will be successful in securing other such financing alternatives. If the Company is not successful, the Company will be required to consider restructuring alternatives, including seeking protection from creditors under bankruptcy laws.

On December 17, 2010, the Company entered into a Fifth Amendment to the Amended and Restated Credit Agreement which amended and deleted certain events of default related to the Company’s RAL and AR program, including the requirement for 100% RAL coverage, and further provided that the $105 million revolving commitments would remain available through the maturity date of the Credit Agreement, subject to an amended and increased availability block and permitted net expenditure schedule. Additionally, the amendment provided that, from April 4, 2011 through July 15, 2011, the Lenders would be permitted to require the Company to repay term loans up to an aggregate amount of $25 million, which is incremental to the mandatory payment of $30 million due on April 30, 2011, at the direction of a supermajority of Lenders representing two-thirds of the aggregate loans.

On February 7, 2011, the Company entered into a Sixth Amendment to the Credit Agreement, which amended the requirement to apply cash on hand toward the reduction of certain outstanding loan amounts. It allowed for such cash, subject to a modified level of maximum expenditures, to be deposited in a cash collateral account that would be the property of Jackson Hewitt. The Company will be able to draw on the cash collateral account to meet its operational needs following the tax season subject to limitations set out under the agreement, as permitted under a budget to be agreed by the Company and its Lenders, and provided that the Company is not otherwise in default under the agreement.

The Credit Agreement contains a number of events of default, including adverse regulatory pronouncements or policy statements which would not permit the continuation of the RAL program in a manner acceptable to Lenders; an inability to provide RAL and assisted refund product to the Jackson Hewitt system at levels agreed to with Lenders; a termination of the Company’s exclusive Walmart kiosk license agreement, which also contains early termination rights if the Company were to receive a notice of default by the Lenders under the credit facility; and lack of compliance with the financial covenants under the credit facility. The Lenders and the Company also agreed to use good faith efforts to agree upon a mutually satisfactory plan for the restructuring of the Company’s balance sheet and go-forward funding needs, which may include a “pre-packaged bankruptcy,” and to execute definitive documentation relating thereto, on or prior to April 29, 2011. No assurance can be given with respect to the value, if any, that would be available for stockholders in any such restructuring. Failure to execute definitive documentation with Lenders by April 29, 2011 to restructure the Company’s balance sheet or to meet certain other conditions as described above and in the Credit Agreement, would permit the Lenders to trigger an event of default under that agreement. Such an event of default would allow the Lenders to, among other things, terminate their commitments to lend any additional amounts to the Company and declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable.

The Company is in compliance with all financial covenants, and all other requirements of the Credit Agreement, as of January 31, 2011.

17. NEW YORK STOCK EXCHANGE NOTIFICATION

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

The Company submitted a plan to the NYSE on August 4, 2010, within the required 45-day time period, in order to demonstrate its ability to regain compliance within 18 months. The NYSE notified the Company of its acceptance of the plan on September 20, 2010, and the Company, as required, has formally acknowledged the NYSE’s plan acceptance. The Company is subject to ongoing monitoring for compliance with this plan. During the 18-month cure period, the Company’s shares will continue to be listed and traded on the NYSE, subject to its compliance with other NYSE continued listing standards. The NYSE may commence suspension and delisting procedures if the Company is unable to achieve compliance with the equity market capitalization listing standard.

The NYSE has further advised the Company that it is subject to the continued listing standard of maintaining an average market capitalization of not less than $15 million over a 30 trading-day period, which is a minimum threshold standard that does not allow for any plan/cure period.

On August 31, 2010, the Company was notified by the NYSE that it failed compliance with a separate listing requirement to maintain an average closing price of the Company’s stock above $1.00 per share over a consecutive 30-day trading period. On September 14, 2010, the Company, as required within 10 business days of receipt of this notification, notified the NYSE of the Company’s intent to cure the deficiency. In so doing, the Company requested an extension of the six-month cure period primarily due to the timing of the reporting of the Company’s fiscal quarterly results to the investment community. Subsequently, in its September 20, 2010 letter to the Company, the NYSE granted an extension of the six-month cure period related to the $1.00 share price listing requirement to May 31, 2011. To regain compliance with this standard, the Company is required at any time during the extended cure period to achieve (i) a closing stock price of at least $1.00 on the last trading day of any calendar month and (ii) an average closing stock price of at least $1.00 over a consecutive 30 trading-day period ending on the last trading day of that month. On January 3, 2011, the NYSE notified the Company that it had regained compliance with the $1.00 share price listing requirement by achieving an absolute stock price of greater than $1.00 on December 31, 2010, and an average stock price of greater than $1.00 for the consecutive 30 trading-day period ended December 31, 2010.

As of March 10, 2011, the Company remains out of compliance with the NYSE’s continued listing standard related to the $50 million equity capitalization requirement.

18. COMMITMENTS AND CONTINGENCIES

The Company is required to provide various types of surety bonds, such as tax return preparer bonds and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform certain of its obligations to third parties. These bonds vary in duration although most are issued and outstanding from one to two years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $3.5 million, of which $1.4 million has been deposited into a restricted cash collateral account as of January 31, 2011. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

The Company provides customers of company-owned offices with a guarantee in connection with the preparation of tax returns that may require in certain circumstances the Company to pay penalties and interest assessed by a taxing authority. The Company had a liability of $0.1 million as of January 31, 2011 for the fair value of the obligation undertaken in issuing the guarantee. Such liabilities were included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. In addition, the Company may be required to pay additional tax (or refund shortfall) assessed by a taxing authority for all customers that purchase the Company’s Gold Guarantee ® product. The Company may incur a liability to the extent that the total customer Gold Guarantee claims exceed maximum thresholds pursuant to the contract between the Company and the third party program provider. There have been no amounts paid by the Company under this arrangement in the past relating to such potential liability and the Company does not expect to be required to make payment in the future.

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

Legal Proceedings

On October 30, 2006, Linda Hunter (now substituted by Christian Harper and Elizabeth Harper as proposed class representatives) brought a purported class action complaint against the Company in the United States District Court, Southern District of West Virginia, on behalf of West Virginia customers who obtained RALs facilitated by the Company, seeking damages for an alleged breach of fiduciary duty, for alleged breach of West Virginia’s Credit Service Organization Act (“CSOA”), for alleged breach of contract, and for alleged unfair or deceptive acts or practices in connection with the Company’s RAL facilitation activities. On March 13, 2008, the Court granted the Company’s partial motion for summary judgment on Plaintiff’s breach of contract claim. On July 15, 2008, the Company answered the first amended complaint. On February 10, 2009, Plaintiffs filed a motion to certify a class. The Company opposed that motion. On February 11, 2009, Plaintiffs filed a motion for partial summary judgment. On February 11, 2009, the Company filed a motion for summary judgment. On March 6, 2009, the Company opposed Plaintiffs’ motion for partial summary judgment. On September 29, 2009, the Court denied the summary judgment motions without prejudice. A decision by the Court on the class certification motion is currently pending. On April 7, 2009, Plaintiffs filed a motion seeking the certifications of four legal questions to the West Virginia Supreme Court of Appeals. On November 12, 2009, the West Virginia Supreme Court of Appeals ordered the review of those four certified legal questions. The West Virginia Supreme Court of Appeals issued its answers to the certified questions on November 23, 2010 and held that the Company met the definition of a “Consumer Services Organization” and that the Plaintiff was a “Buyer” under the CSOA. On December 22, 2010, the Company filed a Petition for Rehearing before the West Virginia Supreme Court of Appeals on those two issues. On January 13, 2011, the Court denied the Company’s petition and subsequently transferred the case back to the United States District Court, Southern District of West Virginia. On February 25, 2011, the Company filed a memorandum in further support of its pending motion for summary judgment and in opposition to Plaintiff’s motion for class certification. The case is in its pretrial stage. The Company believes it has meritorious defenses and is contesting this matter vigorously.

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

On February 8, 2008, H&R Block Tax Services, Inc. brought a patent infringement action against the Company in the U.S. District Court for the Eastern District of Texas alleging infringement of two patents (‘862 and ‘829) relating to issuing spending vehicles to an individual in exchange for the assignment of at least a portion of a payment that the individual is entitled to receive from a governmental agency, and seeking damages and injunctive relief. On April 3, 2008, the Company filed an answer denying infringement and asserting counterclaims of non-infringement and invalidity. On November 14, 2008, Plaintiff moved for leave to amend the action alleging infringement of a third patent (‘425) relating to providing a loan to a taxpayer prior to the end of the current year, the loan amount being based on the taxpayer’s estimated tax refund amount for such year. On December 23, 2008, the Court granted Plaintiff’s motion for leave to amend. On January 12, 2009, the Company answered the amended complaint denying infringement and asserting counterclaims of non-infringement and invalidity. On March 13, 2009, the Company filed a motion for summary judgment of invalidity of all asserted patent claims based on unpatentable subject matter. On August 28, 2009, the Company filed a motion for summary judgment of indefiniteness of certain of the asserted patent claims. On October 1, 2009, oral argument on the indefiniteness motion took place in connection with the claim construction (“Markman”) hearing. On November 10, 2009, the Magistrate Judge issued a Report and Recommendation that the Court hold all asserted claims of the ‘862 and ‘425 patents invalid and, in the alternative, indefinite. On December 7, 2009, the parties filed a joint motion to stay the proceeding pending the United States Supreme Court’s decision in In re Bilski . On December 8, 2009, the Magistrate Judge issued the Court’s claim construction order. On December 10, 2009, the Court issued an order granting the parties’ joint motion to stay the proceedings. On June 28, 2010 the Supreme Court of the United States issued its opinion in In re Bilski affirming the holding of the Court of Appeals for the Federal Circuit. On June 28, 2010 the parties filed a Joint Notice and Request for Status Conference. On June 29, 2010, the Court filed a Notice of Hearing, scheduling a status conference for July 13, 2010. On July 13, 2010, the Court issued an order setting the briefing schedule for a motion relating to the Bilski decision, ordered the parties to file any objections to the Magistrate’s Report and Recommendation, and ordered that the Court’s stay of discovery and all other deadlines shall remain in effect. On August 5, 2010, the parties filed objections to the Magistrate’s Report and Recommendation. On August 5, 2010, the Company filed its supplemental brief in support of its motion for summary judgment of invalidity of all asserted claims. On August 16, 2010, the parties each filed a response to objections to the Magistrate’s Report and Recommendation. On February 2, 2011, the Magistrate Judge issued a Report and Recommendation in substitution for the November 10, 2009 Report and Recommendation, and recommended that the Court hold all asserted claims of the ‘425 patent invalid and all asserted claims of the ‘862 and ‘829 Patents valid under 35 U.S.C. § 101. On February 23, the parties each filed objections to the Magistrate’s Report and Recommendation. Decisions by the District Judge on the Magistrate’s Reports and Recommendation and the parties’ objections, and on the Company’s motions for summary judgment of invalidity and indefiniteness are currently pending. The Company believes it has meritorious defenses and is contesting this matter vigorously.

On February 16, 2009, Alicia Gomez brought a purported class action complaint against the Company in the Circuit Court of Maryland, Montgomery County, on behalf of Maryland customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Maryland’s Credit Services Businesses Act, and for an alleged violation of Maryland’s Consumer Protection Act, and seeking damages and injunctive relief. On March 18, 2009, the Company filed a motion to dismiss. On June 18, 2009, the Court granted the Company’s motion to dismiss in all respects, dismissing the Plaintiff’s complaint. On July 17, 2009, Plaintiff filed an appeal in the Maryland Court of Special Appeals. On January 10, 2011, the Maryland Court of Special Appeals affirmed the dismissal. If Plaintiff petitions for a writ of certiorari in the Maryland Court of Appeals, the Company will continue to contest this matter vigorously.

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

On April 29, 2009, Sherita Fugate brought a purported class action complaint against the Company in the Circuit Court of Missouri, Jackson County, on behalf of Missouri customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Missouri’s Credit Services Organization Act, for an alleged violation of Missouri’s Merchandising Practices Act, and seeking damages and injunctive relief. On May 29, 2009, the Company filed a motion to dismiss. On March 10, 2010, the Court granted the Company’s motion to dismiss in all respects, dismissing the Plaintiff’s complaint. On April 13, 2010, Plaintiff filed a notice of appeal. On March 1, 2011, the Missouri Court of Appeals, Western District, reversed the Circuit Court’s decision and remanded to the Circuit Court for further proceedings. The Company intends to appeal by seeking a transfer to the Missouri Supreme Court. The Company believes it has meritorious arguments and will continue to contest this matter vigorously.

On September 2, 2009, Nancee Thomas brought a purported class action complaint against the Company in the Ohio Court of Common Pleas, Cuyahoga County, on behalf of Ohio customers who obtained RALs facilitated by the Company, for an alleged failure to comply with Ohio’s Credit Services Organization Act, and seeking damages and injunctive relief. On October 15, 2009, the Company filed a motion to dismiss. On December 8, 2009, Plaintiffs filed a First Amended Complaint adding Paul Thomas as an additional plaintiff. On March 25, 2010, the Court granted the Company’s motion to dismiss. On April 23, 2010, Plaintiff filed a notice of appeal. On February 10, 2011, the Court affirmed the dismissal. The Court did not decide the application of the Credit Services Organization Act. If Plaintiff seeks discretionary review in the Ohio Supreme Court, the Company will continue to contest this matter vigorously.

On April 29, 2010, Cecile Carriere brought a purported class action complaint against the Company in the District Court for the Parish of St. Tammany, Louisiana, on behalf of Louisiana customers who obtained RALs and other loans facilitated by the Company, for an alleged failure to comply with Louisiana loan broker statutes, for rescission, payment of a thing not owed, and seeking damages and injunctive and declaratory relief. On June 9, 2010, the Company removed the matter to the United States District Court for the Eastern District of Louisiana. On June 16, 2010, the Company filed a motion to dismiss. On November 3, 2010, the Court issued its opinion, and granted the Company’s motion to dismiss in all respects except for a remaining claim for rescission. The Company filed an answer on November 17, 2010 with respect to the remaining claim. On December 21, 2010, the Company filed a motion for judgment on the pleadings, seeking dismissal of the remaining count. The Company believes it has meritorious defenses and will continue to contest this matter vigorously.

On January 24, 2007, Ellen and Frank Kaman brought an action against the Company, Daniel Prewett (“Prewett”), and J.H. Investment Services, Inc. (“J.H. Investment”) in the Circuit Court for Sarasota County, Florida. Plaintiffs’ Third Amended Complaint alleges actual agency, apparent agency and negligence against the Company alleging that the Company allowed J.H. Investment to utilize the Company’s name in a manner that caused Plaintiffs to believe that J.H. Investment was acting as the Company’s actual or apparent agent. On August 11, 2009, the Company filed a motion for summary judgment. On October 7, 2009, the Court granted the Company’s motion for summary judgment on Plaintiff’s actual agency count and denied the Company’s motion for the apparent agency and negligence counts. The case was tried before a jury from February 1, 2010 to February 10, 2010. The jury found the Company liable to Plaintiffs based on apparent agency and negligence. The jury declined to award punitive damages. The Court established Plaintiffs’ compensatory damages at $575,000, and awarded an additional $264,332 in prejudgment interest. On April 16, 2010, the Company filed a notice of appeal in the Florida Second District Court of Appeals. Plaintiffs filed a notice of cross appeal appealing the Court’s order granting the Company’s motion for summary judgment on Plaintiffs’ actual agency claim. A decision on the appeal and cross appeal is currently pending. The Company believes that it has meritorious arguments for its appeal, and will continue to contest this matter vigorously.

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

Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the following potential risks and uncertainties: our ability to execute on our strategic plan and reverse our declining profitability; our ability to improve our distribution system; government legislation and regulation of the tax return preparation industry and related financial products, including refund anticipation loans, and the failure by us, or the financial institutions which provide financial products to our customers, to comply with such legal and regulatory requirements; the success of our franchised offices; our customers’ ability to obtain financial products through our tax return preparation offices; changes in our relationship with Walmart or other large retailers and shopping malls that could affect our growth and profitability; our compliance with restrictive covenants in our credit facility, including mandatory repayments, which limits our business flexibility and will require the restructuring of our balance sheet; compliance with the NYSE’s continued listing standards; our ability to continue to operate as a going concern; our ability to reduce our cost structure; our ability to successfully attract and retain key personnel; government initiatives that simplify tax return preparation or reduce the need for a third party tax return preparer, improve the timing and efficiency of processing tax returns or decrease the number of tax returns filed; delays in the passage of tax laws and their implementation; our ability to exercise control over the operations of our franchisees; our responsibility to third parties, regulators or courts for the acts of, or failures to act by, our franchisees or their employees; the effectiveness of our tax return preparation compliance program; increased regulation of tax return preparers; our exposure to litigation, especially through the facilitation of RALs and other financial products, could expose us to significant losses and defense costs; the failure of our insurance to cover all the risks associated with our business; our ability to protect our customers’ personal and financial information; the effectiveness of our marketing and advertising programs and franchisee support of these programs; the seasonality of our business; competition from tax return preparation service providers, volunteer organizations and the government; our reliance on technology systems and electronic communications to perform the core functions of our business; our ability to protect our intellectual property rights or defend against any third party allegations of infringement by us; our reliance on cash flow from subsidiaries; our exposure to increases in prevailing market interest rates; our quarterly results not being indicative of our performance as a result of tax season being relatively short and straddling two quarters; certain provisions that may hinder, delay or prevent third party takeovers; our ability to maintain an effective system of internal controls; impairment charges related to goodwill; the credit market crisis; and the effect of market conditions, general conditions in the tax return preparation industry or general economic conditions.

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

Jackson Hewitt Tax Service Inc., with approximately 6,000 franchised and company-owned offices throughout the United States in the 2011 tax season, is an industry leader providing full service individual federal and state income tax return preparation. In fiscal 2010, the Jackson Hewitt system prepared 2.53 million tax returns. Most offices are independently owned and operated. Our revenues consist of fees paid by our franchisees, service revenues earned at company-owned offices and financial product fees.

“Jackson Hewitt,” “the Company,” “we,” “our,” and “us” are used interchangeably in this report to refer to Jackson Hewitt Tax Service Inc. and its subsidiaries, appropriate to the context.

Performance Subsequent to January 31, 2011

Subsequent to the end of the third quarter of fiscal 2011, through the ten months ended February 28, 2011, our network of franchised and Company-owned offices had prepared 1.863 million tax returns reflecting an increase of 1% as compared with the 1.840 million tax returns prepared during the same period last year.

Credit Facility

As of January 31, 2011, we had an aggregate of $362.3 million in borrowings outstanding under our Amended and Restated Credit Agreement (the “Credit Agreement”), which requires mandatory payments of $30 million on April 30, 2011 and the remaining balance at maturity on October 6, 2011. As of January 31, 2011, we had $76.5 million outstanding under the $105 million revolving credit commitment. Interest expense for the nine months ended January 31, 2011 included $15.3 million of interest that was added to the principal balance of outstanding borrowings under the Credit Agreement and will be paid at maturity (paid-in-kind interest) in October 2011.

We have reflected all amounts outstanding under the Credit Agreement as a current liability as the entire balance is payable within 12 months of the current balance sheet date. We do not expect to have sufficient funding to meet our payment obligation at the maturity of the Credit Agreement in October 2011 and we are currently seeking all alternatives including but not limited to debt and equity financing. There can be no assurance that we will be successful in securing other such financing alternatives. In this event, we may be required to consider restructuring alternatives, including seeking protection from creditors under bankruptcy laws.

On April 30, 2010, we entered into a Fourth Amendment to the Credit Agreement due to the financial impact on our business resulting from a lack of full availability of refund anticipation loans (“RALs”) in all of the tax preparation offices in our network for the 2010 tax season. The amended credit facility contains a number of events of default, including a default related to the inability to have 100% coverage of RALs for the 2011 tax season.

On December 17, 2010, we entered into a Fifth Amendment to the Credit Agreement which amended and deleted certain events of default related to our RAL and assisted refund (“AR”) program, including the requirement for 100% RAL coverage, and further provided that the $105 million revolving commitments would remain available through the maturity date of the Credit Agreement, subject to an amended and increased availability block and permitted net expenditure schedule. Additionally, the amendment provided that, from April 4, 2011 through July 15, 2011, the Lenders would be permitted to require us to repay term loans up to an aggregate amount of $25 million, which is incremental to the mandatory payment of $30 million due on April 30, 2011, at the direction of a supermajority of Lenders representing two-thirds of the aggregate loans.

On February 7, 2011, we entered into a Sixth Amendment to the Credit Agreement, which amended the requirement to apply cash on hand toward the reduction of certain outstanding loan amounts. It allowed for such cash, subject to a modified level of maximum expenditures, to be deposited in a cash collateral account that would be the property of Jackson Hewitt. We will be able to draw on the cash collateral account to meet our operational needs following the tax season subject to limitations set out under the agreement, as permitted under a budget to be agreed by us and our Lenders, and provided that we are not otherwise in default under the agreement. We and the Lenders also agreed to use good faith efforts to agree upon a mutually satisfactory plan for the restructuring of our balance sheet and go-forward funding needs, which may include a “pre-packaged bankruptcy,” and to execute definitive documentation relating thereto, on or prior to April 29, 2011. No assurance can be given with respect to the value, if any, that would be available for stockholders in any such restructuring. Failure to execute such definitive documentation by April 29, 2011 would permit the Lenders to trigger an event of default under the Credit Agreement and to cease further funding.

If a default were declared and the amended credit facility were terminated, or matured without renewal, there can be no assurance that any debt or equity financing alternatives will be available to us when needed or, if available at all, on terms which are acceptable to us. As such, there can be no assurance that we will have sufficient funding to meet our obligations on an ongoing basis. In this event, we will be required to consider restructuring alternatives including, but not limited to, seeking protection from creditors under bankruptcy laws. Given the conditions outlined in the Future Sources of Cash section of this document, specifically the lenders’ ability to accelerate borrowings outstanding in the event of default, uncertainty arises that we will be able to continue as a going concern and, therefore, may be unable to realize our assets and settle our liabilities and commitments in the normal course of business. Our financial statements for the nine months ended January 31, 2011 were prepared assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

Internal Revenue Service Announcement

On August 5, 2010, the Internal Revenue Service (“IRS”) announced that, starting with the upcoming 2011 tax filing season, it will no longer provide tax preparers or Refund Anticipation Loan (“RAL”) providers with the debt indicator (“DI”), which is used by financial institutions to determine whether to extend credit to a taxpayer in connection with the facilitation of a RAL. In eliminating the DI, the IRS will no longer disclose to financial institutions or tax preparers if a taxpayer owes the federal government any money that will be deducted from the taxpayers expected income tax refund. This action caused the financial institutions that provide RALs to (i) lower loan amounts available for RAL funding; (ii) tighten their credit underwriting criteria resulting in lower approval rates; and (iii) increase their financial product pricing, which unfavorably impacted the availability and funding of RAL product to us for the 2011 tax season.

Financial Product Agreements

Republic Program Agreement Amended

On September 30, 2010, we entered into the Fifth Amendment to the Program Agreement with Republic Bank & Trust Company (“Republic”) and a Mutual Termination of the Technology Services Agreement (the “Technology Agreement”), the terms of which have been incorporated into the Program Agreement. Under the provisions of the Fifth Amendment: (i) the term of the Program Agreement was extended to October 31, 2013, subject to early termination rights by Republic; (ii) for each of the tax seasons 2011, 2012 and 2013, Republic would be the financial product (Assisted Refund (“AR”) and RAL) provider for the locations in the states served by Republic in the 2010 tax season or substitute equivalent locations, subject to certain selection criteria; (iii) we would not receive any compensation from Republic; and (iv) a transmitter fee was permitted to be charged in our name to the customer. Under the Fifth Amendment, the number of Jackson Hewitt offices offering Republic financial products did not increase and we were allowed to substitute offices, subject to Republic approval, which permitted us to more optimally select offices to offer financial products.

On December 14, 2010, we entered into the Sixth Amendment to the Program Agreement with Republic. Under the provisions of the Sixth Amendment: (i) the term of the Program Agreement was extended to October 31, 2015; (ii) for each of the tax seasons under the Program Agreement, Republic will be the financial product provider for approximately 4,200 locations, which represents an increase to 90% of the Jackson Hewitt Tax Service volume requirements for RAL and AR product, subject to certain selection criteria and substitution rights; (iii) Republic shall have a right of first refusal to be the financial product provider if a location is not served by another RAL provider; (iv) in the event Republic no longer is a RAL provider, Republic shall remain our AR provider under the terms of the Sixth Amendment; and (v) the Program Agreement is subject to certain termination rights by Republic including a delinquency based termination right if delinquency rates are above certain defined levels. In the event Republic exercises its delinquency based termination right, we will be required to make a termination payment to Republic. Based on our historical experience with this financial product, we currently believe the likelihood to be remote that the delinquency rates will exceed the defined levels identified in the amendment and result in a material payment having to be made to Republic.

On February 10, 2011 Republic announced that it had received a Notice of Charges (the “Notice”) from the Federal Deposit Insurance Corporation (“FDIC”) regarding its RAL program. The FDIC’s Notice contends that Republic’s practice of originating RALs without the benefit of the DI from the IRS is unsafe and unsound. The FDIC’s Notice does not address Republic’s Electronic Refund Check product, which is also known as an AR in Jackson Hewitt Tax Service offices. Republic also disclosed the administrative process involved with contesting the Notice by the FDIC and that they intended to defend their right to offer the RAL product. On February 28, 2011, Republic filed a law suit in the United States District Court for the Western District of Kentucky against the FDIC seeking to protect its right to a fair administrative hearing and review and to require the FDIC to follow an appropriate rulemaking process. Based upon Republic’s disclosures, we do not believe the Notice will have an impact on our RAL program for the 2011 tax season. However, there can be no assurances as to the availability of RALs in the future.

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

Metabank

In the past two years, MetaBank d/b/a Meta Payment Systems provided the funding sources for the pre-season line of credit product related to our prepaid debit card program. Due to a change in MetaBank’s corporate direction, MetaBank will no longer provide the resources necessary to fund the line of credit product. As a result, the line of credit product was not be offered to customers of Jackson Hewitt in the 2011 tax season. This decision will reduce the amount of revenue earned by us related to the line of credit product.

Potential Exposure to Credit Losses

As a result of the continued decline in franchisee revenues, including the loss of RALs in fiscal 2010 by our franchisees served by Santa Barbara Bank & Trust, a division of Pacific Capital Bank, and the current difficult economic environment that has adversely impacted our franchisees ability to grow and operate their businesses including their ability to pay amounts due to us, we had experienced a significant increase in past due receivables from franchisees as of April 30, 2010. Our Condensed Consolidated Balance Sheet at January 31, 2011 included past due amounts from franchisees totaling approximately $8.4 million, which includes billed accounts and notes receivable that are classified within current assets. This compares to $18.5 million at April 30, 2010. The reduction in past due amounts during the nine months ended January 31, 2011includes the extension of payment terms on receivables due from franchisees that resulted in a transfer of $4.1 million from current to non-current on our Condensed Consolidated Balance Sheet. There were no significant modifications to the original terms of the refinanced notes receivable. The allowance for billed accounts and notes receivable from franchisees was $3.3 million and $5.7 million at January 31, 2011 and April 30, 2010, respectively. While we have made moderate progress in the collection of past due receivables through the current out of tax season period in fiscal 2011, we have initiated a more aggressive collection effort during the current tax season since franchisees are expected to generate a substantial portion of their annual operating cash flow during this time.

Additionally, we have $4.8 million and $3.9 million in allowances for unbilled receivables from franchisees including notes and development advance notes as of January 31, 2011 and April 30, 2010, respectively. Our allowances for doubtful accounts require management’s judgment regarding collectability and current economic conditions to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date. Accordingly, in the three and nine months ended January 31, 2011, we recorded a $1.3 million and $5.6 million, respectively, provision for uncollectible receivables from franchisees in our Condensed Consolidated Statement of Operations in Cost of Franchise Operations. In the nine months ended January 31, 2011, we wrote-off $7.2 million in receivables from franchisees against the allowance accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered unlikely. There were no significant concentrations of credit risk with any individual franchisee or group of franchisees as of January 31, 2011. We believe that our allowances for doubtful accounts as of January 31, 2011 are currently adequate for our existing exposure to loss. We will be closely monitoring the performance of franchisees currently indebted to it, particularly for timely payment of past due and current receivables, and we will adjust our allowances accordingly if management determines that existing reserve levels are inadequate to cover estimated losses.

As of January 31, 2011, we had outstanding receivables due to our Company-owned Office Operations segment of $24.8 million and an associated allowance of $1.8 million. In the nine months ended January 31, 2011, we recorded a provision for uncollectible receivables related to our Company-owned office operations of $1.8 million in the Condensed Consolidated Statement of Operations.

New Franchise Agreement

We finalized our new form of franchise agreement during this fiscal year and began the process of offering all franchisees in our system the opportunity to execute this agreement, including the approximately 25% of our existing franchise agreements that are up for renewal by the end of our current fiscal year in April 2011, as well as the franchise agreements with remaining terms. Most of our franchisees have signed additional franchise agreements over time to operate in additional territories. Typically a franchisee will have signed multiple franchise agreements with varying expiration dates. For those franchise agreements that are up for renewal, there can be no assurance regarding the number of franchise agreements that will be renewed. For those franchisees operating with a continuing term that elect not to renew under our new form of agreement, such franchisees will continue to operate under the terms of their current franchise agreement. Certain terms of the current franchise agreement have changed under this new form of agreement, including certain operating requirements and selected economic terms, including the elimination of the electronic filing fees over a two year period beginning in the 2011 tax season.

RESULTS OF OPERATIONS

Our condensed consolidated results of operations are set forth below and are followed by a more detailed discussion of each of our business segments, as well as a detailed discussion of certain corporate and other expenses.

Condensed Consolidated Results of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
	(in thousands)
Revenues
Franchise operations revenues:
Royalty	$22,685	$24,575	$23,904	$25,819
Marketing and advertising	9,949	10,826	10,485	11,373
Financial product fees	16,423	12,490	21,548	18,150
Other	1,860	1,982	2,108	2,484
Service revenues from company-owned office operations	31,536	29,229	32,306	30,353

Total revenues	82,453	79,102	90,351	88,179

Expenses
Cost of franchise operations	8,271	8,773	24,660	23,298
Marketing and advertising	17,397	15,523	22,030	21,947
Cost of company-owned office operations	17,516	17,753	31,382	32,030
Selling, general and administrative	8,374	8,314	27,402	35,801
Goodwill impairment	—	274,150	—	274,150
Depreciation and amortization	3,596	3,526	10,161	10,560

Total expenses	55,154	328,039	115,635	397,786

Income (Loss) from operations	27,299	(248,937)	(25,284)	(309,607)
Other income/(expense):
Interest and other income	643	691	2,368	1,922
Interest expense	(12,262)	(5,825)	(33,829)	(16,262)

Income (Loss) before income taxes	15,680	(254,071)	(56,745)	(323,947)
Provision for (Benefit from) income taxes	10,244	24,954	(23,564)	(3,604)

Net income (loss)	$5,436	$(279,025)	$(33,181)	$(320,343)

The following table presents selected key operating statistics for our franchise and company-owned office operations.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Offices:
Franchise operations	4,816	5,416	4,816	5,416
Company-owned office operations	1,105	960	1,105	960

Total offices—system	5,921	6,376	5,921	6,376

Tax returns prepared (in thousands):
Franchise operations	738	776	795	826
Company-owned office operations	137	128	141	133

Total tax returns prepared—system	875	904	936	959

Average revenues per tax return prepared:
Franchise operations (1)	$224.70	$232.54	$219.86	$229.56

Company-owned office operations (2)	$230.84	$228.51	$228.66	$228.14

Average revenues per tax return prepared—system	$225.66	$231.97	$221.19	$229.36

Financial products (in thousands) (3)	791	846	822	870

Average fees per financial product (4)	$20.76	$14.76	$26.20	$20.86

(1)	Calculated as total revenues earned by our franchisees, which does not represent revenues earned by us, divided by the number of tax returns prepared by our franchisees (see calculation below). We earn royalty and marketing and advertising revenues, which represent a percentage of the revenues received by our franchisees.
(2)	Calculated as tax preparation revenues and related fees earned by company-owned offices (as reflected in the Condensed Consolidated Statements of Operations) divided by the number of tax returns prepared by company-owned offices.
(3)	Consists of RALs, assisted refunds and Gold Guarantee products.
(4)	Calculated as revenues earned from financial product fees (as reflected in the Condensed Consolidated Statements of Operations) divided by the number of financial products.

Calculation of average revenues per tax return prepared in Franchise Operations:

	Three Months Ended January 31,		Nine Months Ended January 31,
(dollars and number of tax returns in thousands - except per tax return prepared data)	2011	2010	2011	2010
Total revenues earned by our franchisees (A)	$165,828	$180,433	$174,756	$189,556

Average royalty rate (B)	13.68%	13.62%	13.68%	13.62%
Marketing and advertising rate (C)	6.00%	6.00%	6.00%	6.00%

Combined royalty and marketing and advertising rate (B plus C)	19.68%	19.62%	19.68%	19.62%

Royalty revenues (A times B)	$22,685	$24,575	$23,904	$25,819
Marketing and advertising revenues (A times C)	9,949	10,826	10,485	11,373

Total royalty and marketing and advertising revenues	$32,634	$35,401	$34,389	$37,192

Number of tax returns prepared by our franchisees (D)	738	776	795	826

Average revenues per tax return prepared by our franchisees (A divided by D)	$224.70	$232.54	$219.86	$229.56

Amounts may not recalculate precisely due to rounding differences.

Three Months Ended January 31, 2011 as Compared to Three Months Ended January 31, 2010

Total Revenues

Total revenues increased by $3.4 million, or 4%, primarily due to an increase in financial product fees earned in connection with our agreements with the providers of financial products and an increase in the number of tax returns prepared by our company-owned offices, partially offset by a decrease in the number of tax returns prepared by our network of franchisees. Average revenues per tax return prepared decreased 3% due in part to the absence of a pre-tax season product. Our network of franchised and company-owned offices prepared approximately 875,000 tax returns in the third fiscal quarter of 2011, a decline of 3% as compared to the same quarter last year.

Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses increased $1.3 million, or 2% excluding the goodwill impairment charge noted below. The following factors are some of the more significant items that contributed to, or partially offset, our overall total decrease in operating expenses.

Cost of franchise operations: Cost of franchise operations decreased $0.5 million, or 6%, primarily due to (i) a lower provision for uncollectible receivables of $0.7 million to represent our current exposure to collection loss; (ii) lower technology-related consulting fees of $0.6 million; (iii) lower computer maintenance expenses of $0.1 million; (iv) lower telecommunication expenses of $0.1 million and; (v) lower seasonal employee related expenses of $0.1 million partially offset by (vi) an increase in compensation-related expenses of $0.6 million; (vii) lower capitalized labor costs of $0.4 million associated with the development of internal use software; and (viii) higher Walmart subsidy payments to franchisees of $0.4 million.

Marketing and Advertising: Marketing and advertising expenses increased $1.9 million, or 12%, primarily due to the timing of media related purchases as compared to the same period last year.

Cost of company-owned office operations: Cost of company-owned office operations decreased $0.2 million or 1% primarily to a decrease in employee related compensation expenses of $0.4 million and (ii) lower lease termination costs of $0.1 million partially offset by an increase of $0.3 million in seasonal rent payments for additional Walmart locations.

Selling, general and administrative: Selling, general and administrative expenses increased marginally as compared to the same period in the prior year.

Goodwill impairment: In the third quarter of fiscal 2010, there was a goodwill impairment charge of $274.1 million due to the loss of approximately 50% of our RAL program in the 2010 tax season.

Other income (expense)

Interest expense: Interest expense increased $6.4 million, or 111%, primarily due to the higher credit spread under our amended credit facility and an increase in amortization of deferred financing costs of $0.8 million. Our pre-tax average cost of debt was 14.3% in the three months ended January 31, 2011 as compared to 6.8% in the same period last year. Interest expense in the three months ended January 31, 2011 included $5.6 million of interest that was added to the principal balance of outstanding borrowings under the Credit Agreement and will be paid at maturity (paid-in-kind interest) in October 2011.

Provision for (benefit from) income taxes: Our effective tax rate for the three months ended January 31, 2011 and 2010 is 65.3% and 9.8%, respectively. The primary difference results from the $274.1 million goodwill impairment charge recorded in the third quarter of fiscal 2010, which is mostly non-deductible for tax purposes. In addition, the effective tax rate for the third quarter of fiscal 2011 was affected by an $2.9 million charge to record a valuation allowance against a portion of our deferred tax assets as compared to a $9.9 million charge in the third quarter of fiscal 2010.

Nine months Ended January 31, 2011 as Compared to Nine months Ended January 31, 2010

Total Revenues

Total revenues increased by $2.2 million, or 2%, primarily due to the reasons discussed in the three month comparison. Average revenues per tax return prepared decreased 4%. Our network of franchised and company-owned offices prepared approximately 936,000 tax returns in the 2011 year-to-date period, a decline of 2% due in part to the absence of a pre-tax season product as compared to the same period last year. Please see Franchise Results of Operations and Company-Owned Office Results of Operations for additional highlights.

Total Expenses

Total operating expenses decreased $8 million, or 6% excluding the goodwill impairment charge noted below. The following factors are some of the more significant items that contributed to, or partially offset, our overall total decrease in operating expenses.

Cost of franchise operations: Cost of franchise operations increased $1.4 million, or 6%, primarily due to a (i) higher provision for uncollectible receivables of $3.2 million to increase reserve balances for our current exposure to collection loss; (ii) lower capitalized labor costs of $0.4 million associated with the development of internal use software; and (iii) higher Walmart subsidy payments to franchisees of $0.4 million; partially offset by (iv) lower consulting expenses of $1.6 million related to a shift in workload to internal Technology staff; (v) a reduction in development advance note amortization expense of $0.6 million; (vi) lower Gold Guarantee costs of $0.2 million and; (vii) lower commissions of $0.1 million due to lower Walmart territory sales.

Marketing and Advertising: Marketing and advertising expenses increased marginally as compared to the same period in the prior year.

Cost of company-owned office operations: Cost of company-owned office operations decreased $0.6 million, or 2%, primarily due to (i) lower compensation-related expenses of $0.5 million; (ii) lower telecommunication costs of $0.2 million and; (iii) lower lease termination costs of $0.2 million partially offset by higher office rent and related expenses of $0.5 million from acquisitions made in fiscal 2010 and 2011 and an increase in the number of Walmart locations.

Selling, general and administrative: Selling, general and administrative expenses decreased $8.4 million, or 23%, primarily due to (i) the absence of $5.4 million in severance charges ($4.3 million related to the departure of our former Chief Executive Officer in June 2009); (ii) a decrease in external legal fees of $1.9 million, which includes a $0.7 million insurance recovery related to a legal settlement; (iii) lower employee related costs of $1.5 million primarily related to the 2010 workforce reductions; (iv) the absence of a litigation related matter of $0.6 million; (v) lower consulting costs of $0.4 million for corporate advisory services related to strategic development activities, ongoing credit agreement expenses and financial advice; (vi) lower share-based compensation expense of $0.4 million and; (vii) a decrease in expense related to the receipt of a New Jersey Business Employment Program Grant of $0.3 million. This decrease was partially offset by higher compensation-related expenses of $2.3 million which includes $1.7 million primarily related to an employment retention offer granted to certain officers and employees.

Goodwill impairment: In the third quarter of fiscal 2010, there was a goodwill impairment charge of $274.1 million due to the loss of approximately 50% of our RAL program in the 2010 tax season.

Other income (expense)

Interest expense: Interest expense increased $17.6 million, or 108%, primarily due to the higher credit spread under our amended credit facility on a higher outstanding average debt balance and an increase in amortization of deferred financing costs of $2.1 million. Our pre-tax average cost of debt was 14.5% in the nine months ended January 31, 2011 as compared to 7.2% in the same period last year. Interest expense in the nine months ended January 31, 2011 included $15.3 million of interest that was added to the principal balance of outstanding borrowings under the Credit Agreement and will be paid at maturity (paid-in-kind interest) in October 2011.

Provision for (benefit from) income taxes: Our effective tax rate for the nine months ended January 31, 2011 and 2010 is 41.5% and 1.1%, respectively. The primary difference results from the $274.1 million goodwill impairment charge recorded in the third quarter of fiscal 2010, which is mostly non-deductible for tax purposes. In addition, the effective tax rate for the nine months ended January 31, 2011 was affected by a $2.9 million charge to record a valuation allowance against a portion of our deferred tax assets as compared to a $9.9 million charge in the same period last year.

Segment Results

Franchise Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
		(in thousands)
Results of Operations:
Revenues
Royalty	$22,685	$24,575	$23,904	$25,819
Marketing and advertising	9,949	10,826	10,485	11,373
Financial product fees	16,423	12,490	21,548	18,150
Other	1,860	1,982	2,108	2,484

Total revenues	50,917	49,873	58,045	57,826

Expenses
Cost of operations	8,271	8,773	24,660	23,298
Marketing and advertising	14,952	13,085	19,425	19,280
Selling, general and administrative	772	822	2,085	2,727
Goodwill impairment	—	223,734	—	223,734
Depreciation and amortization	2,785	2,535	7,476	7,485

Total expenses	26,780	248,949	53,646	276,524

Income (Loss) from operations	24,137	(199,076)	4,399	(218,698)

Other income/(expense):
Interest and other income	617	592	2,335	1,800

Income (Loss) before income taxes	$24,754	$(198,484)	$6,734	$(216,898)

Three Months Ended January 31, 2011 as Compared to Three Months Ended January 31, 2010

Total Revenues

Total revenues increased $1.0 million, or 2%. Factors contributing to the increase were as follows:

Royalty and marketing and advertising: Royalty revenues decreased $1.9 million or 8% and marketing and advertising revenues decreased $0.9 million or 8% both due to a 5% decrease in the number of tax returns prepared by our franchisees.

Financial product fees: Financial product fees increased $3.9 million, or 31%, due to the timing of fees recognized with respect to transmitter fees earned by us. In fiscal 2010, total contracted fixed fees earned by us from financial product providers were accounted for on a percentage of completion method over the tax season. Variable fees in connection with the arrangements in fiscal 2010 were principally recognized in the fourth quarter. Effective for the 2011 tax season, we earned a fixed per product transmitter fee directly from the customers for certain types of products. The transmitter fees are recognized upon the completion of a tax return and funding to the financial institutions by the IRS of the customer’s income tax refund.

Other revenues: Other revenues decreased $0.1 million, or 6%, primarily due to lower territory sales revenues and a decrease in electronic filing fees resulting from a reduction in the number of tax returns prepared. We sold 84 territories in the three months ended January 31, 2011 (of which 67 were associated with occupying Walmart store locations) as compared with 48 territories during the same period last year (of which 33 were associated with occupying Walmart store locations). The decrease in territory sales revenues is due to a lower average price per territory in connection with the sale of certain territories formerly operated by franchisees terminated in fiscal 2011. These territories were bundled as a market area and sold under a special lower cost incentive program.

Total Expenses

Total operating expenses increased $1.6 million, or 6% excluding the goodwill impairment charge noted below. The following factors are some of the more significant items that contributed to, or partially offset, the Franchise Operations’ total decrease in operating expenses.

Cost of franchise operations: Cost of franchise operations decreased $0.5 million, or 6%, as discussed in the Condensed Consolidated Results of Operations.

Marketing and Advertising: Marketing and advertising expenses increased $1.9 million, or 14%, as discussed in the Condensed Consolidated Results of Operations.

Selling, general and administrative: Selling, general and administrative expenses decreased marginally as compared to the same period in the prior year.

Depreciation and amortization: Depreciation and amortization increased $0.3 million or 10% primarily due to an increase in the capitalization of internally developed software projects.

Goodwill impairment: The goodwill impairment charge of $223.7 million in the fiscal 2010 period is discussed in the Condensed Consolidated Results of Operations.

Nine months Ended January 31, 2011 as Compared to Nine months Ended January 31, 2010

Total Revenues

Total revenues increased $0.2 million, or 0.4%. Factors contributing to the increase were as follows:

Royalty and marketing and advertising: Royalty revenues decreased $1.9 million or 7% and marketing and advertising revenues decreased $0.9 million or 8% both due to a 5% decrease in the number of tax returns prepared by our franchisees.

Financial product fees: Financial product fees increased $3.4 million, or 19%, principally due to the same reasons discussed in the three month comparison.

Other revenues: Other revenues decreased $0.4 million, or 15%, primarily due to lower electronic filing fees and lower territory sales related revenues. We sold 114 territories (of which 96 were associated with occupying Walmart store locations) in the nine months ended January 31, 2011 as compared to 164 (of which 147 were Walmart locations) in the same period last year. The decrease in territory sales revenues is due to a lower average price per territory in connection with the sale of certain territories formerly operated by franchisees terminated in fiscal 2011. These territories were bundled as a market area and sold under a special lower cost incentive program.

Total Expenses

Total operating expenses increased $0.9 million, or 2% excluding the goodwill impairment charge noted below. The following factors are some of the more significant items that contributed to, or partially offset, the Franchise Operations’ total decrease in operating expenses.

Cost of franchise operations: Cost of franchise operations increased $1.4 million, or 6%, as discussed in the Condensed Consolidated Results of Operations.

Marketing and Advertising: Marketing and advertising expenses increased marginally as compared to the same period in the prior year.

Selling, general and administrative: Selling, general and administrative expenses decreased $0.6 million, or 24%, primarily due to lower consulting expenses related to a shift in workload to internal Technology staff.

Goodwill impairment: The goodwill impairment charge of $223.7 million in the 2010 fiscal period is discussed in the Condensed Consolidated Results of Operations.

Company-Owned Office Operations

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
		(in thousands)
Results of Operations:
Revenues
Service revenues from operations	$31,536	$29,229	$32,306	$30,353

Expenses
Cost of operations	17,516	17,753	31,382	32,030
Marketing and advertising	2,445	2,438	2,605	2,667
Selling, general and administrative	115	634	1,213	2,329
Goodwill impairment	—	50,416	—	50,416
Depreciation and amortization	811	991	2,685	3,075

Total expenses	20,887	72,232	37,885	90,517

Income (Loss) from operations	10,649	(43,003)	(5,579)	(60,164)

Other income/(expense)
Interest income	3	—	3	—

Income (Loss) before income taxes	$10,652	$(43,003)	$(5,576)	$(60,164)

Three Months Ended January 31, 2011 as Compared to Three Months Ended January 31, 2010

Total Revenues

Total revenues increased $2.3 million or 8% primarily due to higher tax preparation revenues of $2.9 million partially offset by the absence of product offerings of $0.4 million. The number of tax returns processed was approximately 137,000 as compared to 128,000 during the same quarter last year. Average revenues per tax return prepared increased 1%.

Total Expenses

Total operating expenses decreased $0.9 million or 4% excluding the goodwill impairment charge noted below. The following factors are some of the more significant items that contributed to, or partially offset, Company-owned Office Operations’ total decrease in operating expenses.

Cost of operations: Cost of company-owned office operations decreased $0.2 million or 1% as discussed in the Condensed Consolidated Results of Operations.

Marketing and Advertising: Marketing and advertising expenses increased marginally as compared to the same period in the prior year.

Selling, general and administrative: Selling, general and administrative expenses decreased $0.5 million, or 82%, primarily due to a reduction in employee termination related expenses and other personnel related costs.

Depreciation and amortization: Depreciation and amortization decreased $0.2 million or 18% primarily due to the absence of assets that became fully depreciated.

Goodwill impairment: The goodwill impairment charge of $50.4 million in the 2010 fiscal period is discussed in the Condensed Consolidated Results of Operations.

Nine months Ended January 31, 2011 as Compared to Nine months Ended January 31, 2010

Total Revenues

Total revenues increased $2.0 million or 6% primarily due to higher tax preparation revenues of $2.8 million partially offset by (i) the absence of product offerings of $0.6 million; and; (ii) lower revenues of $0.2 million associated with our Gold Guarantee product.

Total Expenses

Total operating expenses decreased $2.2 million or 6% excluding the goodwill impairment charge noted below. The following factors are some of the more significant items that contributed to, or partially offset, Company-owned Office Operations’ total decrease in operating expenses.

Cost of operations: Cost of company-owned office operations decreased $0.6 million or 2% as discussed in the Condensed Consolidated Results of Operations.

Marketing and Advertising: Marketing and advertising expenses decreased marginally as compared to the same period in the prior year.

Selling, general and administrative: Selling, general and administrative expenses decreased $1.1 million, or 48%, principally due to the same reasons discussed in the three month comparison.

Depreciation and amortization: Depreciation and amortization decreased $0.4 million or 13% principally due to the same reasons discussed in the three month comparison.

Goodwill impairment: The goodwill impairment charge of $50.4 million in the 2010 fiscal period is discussed in the Condensed Consolidated Results of Operations.

Corporate and Other

Corporate and other expenses include unallocated corporate overhead supporting both segments, including legal, finance, human resources, real estate facilities and strategic development activities, as well as share-based compensation and financing costs.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
		(in thousands)
Expenses (a)
General and administrative	$3,988	$2,969	$14,606	$12,868
Employee termination and related expenses	—	7	13	4,752
Consulting expenses	1,329	1,494	3,792	4,600
External legal fees	1,597	1,166	4,030	5,932
Litigation related matter	—	575	—	575
Share-based compensation	573	647	1,663	2,018

Total expenses	7,487	6,858	24,104	30,745

Loss from operations	(7,487)	(6,858)	(24,104)	(30,745)
Other income/(expense):
Interest and other income	23	99	30	122
Interest expense	(12,262)	(5,825)	(33,829)	(16,262)

Loss before income taxes	$(19,726)	$(12,584)	$(57,903)	$(46,885)

(a)	Included in SG&A in the Condensed Consolidated Statements of Operations.

Three Months Ended January 31, 2011 as Compared to Three Months Ended January 31, 2010

Loss from operations

Loss from operations increased $0.6 million, or 9%, primarily due to (i) higher compensation-related expenses of $1.0 million which includes $0.2 million related to an employment retention offer granted to certain officers and employees and; (ii) higher external legal fees of $0.4 million partially offset by (iii) the absence of a litigation related matter of $0.6 million; and (iv) lower consulting expenses of $0.2 million.

Other income/ (expense)

Interest expense: Interest expense increased $6.4 million, or 111%, as discussed in the Condensed Consolidated Results of Operations.

Nine months Ended January 31, 2011 as Compared to Nine months Ended January 31, 2010

Loss from operations

Loss from operations decreased $6.6 million, or 22%, primarily due to (i) the absence of $4.7 million in severance charges ($4.3 million related to the departure of our former Chief Executive Officer in June 2009); (ii) a decrease in external legal fees of $1.9 million, which includes a $0.7 million insurance recovery related to a legal settlement; (iii) a reduction of $0.8 million in consulting expenses including corporate advisory services related to strategic development activities, ongoing credit agreement expenses and other financial advice; (iv) the absence of a litigation related matter of $0.6 million, and (v) lower share-based compensation charges of $0.4 million. This decrease was partially offset by higher compensation-related expenses of $1.7 million primarily related to an employment retention offer granted to certain officers and employees.

Other income/ (expense)

Interest expense: Interest expense increased $17.6 million, or 108%, as discussed in the Condensed Consolidated Results of Operations.

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

Sources and Uses of Cash

In the nine months ended January 31, 2011, we used $37.8 million less cash for operations as compared to the nine months ended January 31, 2010. Described below are some of the more significant items that contributed to, or partially offset, our net cash used:

•	Lower income tax payments of $10.8 million attributed to the decrease in operating income between years;

•	Lower employee termination payments of $3.9 million;

•	Lower payments to vendors and suppliers of $3.5 million;

•	Lower employee costs of $3.4 million primarily attributable to the April 2010 workforce reduction and employee departures;

•	Lower incentive payments to franchisees of $3.2 million;

•	Lower marketing and advertising expenditures of $3.1 million related to timing of payments and lower spending;

•	Absence of a $2.8 million payment in fiscal 2010 related to a previously accrued legal settlement;

•	Lower lease termination payments of $2.6 million;

•	Lower external legal fee payments of $2.5 million; and

•	Absence of fees paid in fiscal 2010 to seeking alternative funding sources for RALs of $1.2 million.

Investing activities

In the nine months ended January 31, 2011, we used $7.4 million less cash for investing activities as compared to the nine months ended January 31, 2010, primarily due to lower capital expenditures of $5.4 million attributed to Walmart Kiosk purchases that were principally made in advance of the fiscal 2010 tax season and the absence of $2.1 million in cash paid for the acquisition of tax preparation businesses in fiscal 2010.

Financing activities

In the nine months ended January 31, 2011, we received $58.0 million less cash from financing activities as compared to the nine months ended January 31, 2010, primarily due to a reduction in net borrowings under our credit facility of $59.0 million.

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

•

Company-owned offices—Our company-owned offices complement our franchise system and are focused primarily on organic growth through the opening of new company-owned offices within existing territories as well as increasing office productivity. Under the terms of the Amended and Restated Credit Agreement, we are limited to annual acquisitions totaling $7 million per year with the cash portion of any acquisition consideration being limited to $2 million annually. As of January 31, 2011, there were no cash payments made for acquisitions in fiscal 2011. Expenses to operate our company-owned offices begin to increase during the third fiscal quarter and peak during the fourth fiscal quarter primarily due to the labor costs related to the seasonal employees who provide tax return preparation services to our customers.

•

Lease termination payments—We anticipate spending approximately $0.2 million over the remainder of fiscal 2011 in connection with lease termination actions taken in fiscal 2009 (based on certain assumptions and if we are successful in buying out of these lease commitments.

•

Capital expenditures—We anticipate spending approximately $1.3 million on capital expenditures for the remainder of fiscal 2011 predominantly for information technology upgrades, including personnel related payments capitalized for the development of internal use software.

•

Debt service—As of February 28, 2011, we had $350.1 million outstanding (inclusive of PIK interest of $17.1 million) under our April 2010 Amended and Restated Credit Agreement. Under the terms of the April 2010 amendment, a mandatory payment of $30 million is due in April 2011 in connection with the amortizing term loan of $200 million. Additionally, we anticipate having to spend about $5.3 million on interest for the remainder of fiscal 2011.

Future Sources of Cash

We borrow against our amended credit facility to fund operations with increases particularly during the first nine months of the fiscal year. Beginning in the fourth fiscal quarter, we expect our primary sources of cash to be royalty and marketing & advertising fees from franchisees, service revenues earned at Company-owned Offices and financial product fees.

The Credit Agreement contains a number of events of default, including adverse regulatory pronouncements or policy statements which would not permit the continuation of the RAL program in a manner acceptable to Lenders; an inability to provide RAL and AR product to the Jackson Hewitt system at levels agreed to with Lenders; a termination of our exclusive Walmart kiosk license agreement, which also contains early termination rights if we were to receive a notice of default by the Lenders under the credit facility; and lack of compliance with the financial covenants under the credit facility. We and the Lenders also agreed to use good faith efforts to agree upon a mutually satisfactory plan for the restructuring of our balance sheet and go-forward funding needs, which may include a “pre-packaged bankruptcy,” and to execute definitive documentation relating thereto, on or prior to April 29, 2011. No assurance can be given with respect to the value, if any, that would be available for stockholders in any such restructuring. Failure to execute definitive documentation with the Lenders by April 29, 2011 to restructure our balance sheet or to meet certain other conditions as described above and in the Credit Agreement, would permit the Lenders to trigger an event of default under that agreement. Such an event of default would allow the Lenders to, among other things, terminate their commitments to lend any additional amounts to us and declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable.

We have not received any default notices from our lenders related to our agreement, including with respect to adverse RAL related regulatory pronouncements or policy statements arising from the IRS’s August 5, 2010 debt indicator announcement or the FDIC filing a Notice of Charges on February 10, 2011 regarding the continuation of Republic Bank’s RAL program.

As of January 31, 2011, we were not aware of any instances of non-compliance with the financial or restrictive covenants contained in the Credit Agreement. We believe that the commitment levels under our Credit Agreement will continue to support our ongoing operations and will provide sufficient liquidity to meet our cash needs, subject to an earlier event of default being declared by our Lenders and the finalization of a budget to be agreed with Lenders for the period following the 2011 tax season. However, not all of the conditions that could lead to a default under the Credit Agreement are under our control.

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

The IRS recently announced that, starting with the 2011 tax season, it would no longer provide tax preparers or RAL providers with the debt indicator, which is used by financial institutions to determine whether to extend credit to a taxpayer in connection with the facilitation of a RAL (see Note 14 – “Internal Revenue Service Announcement”). This action has unfavorably impacted the availability and funding of RAL product to us for the current tax season and, in the second quarter of fiscal 2011, we concluded that a goodwill impairment triggering event had occurred for purposes of ASC Topic 350. Accordingly, we performed a testing of the carrying values of goodwill for both of our Franchise Operations and Company-owned Office Operations reporting units as of October 31, 2010. For purposes of the step one analyses, determination of the reporting units’ fair value was based on the income approach, which estimates the fair value our reporting units based on discounted future cash flows. Based on completion of step one, we determined that the fair values of the reporting units exceeded their carrying values by a reasonably substantial margin as of October 31, 2010 with Franchise Operations at 26% and Company-owned Office Operations at 60%. Accordingly, we concluded that neither of the reporting units were at risk of failing the step one analysis and, therefore determined that the step two analysis, which involves quantifying the goodwill impairment charge, was not necessary.

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

We do not expect that our historical operating results will be indicative of our future operating results. Therefore, given the inherent uncertainty regarding the regulatory oversight of RAL product providers and whether such providers will be permitted to continue to offer such product in the future, our goodwill impairment testing was based on an estimate of future cash flows that included downside scenarios in which (i) RALs would not be available to us in all future periods and (ii) we would not be successful in renewing our exclusive contract with Walmart, which represents our largest retail distribution channel from which we generate tax returns. We used a probability weighting of these scenarios in our impairment testing to account for this uncertainty. While the combination of these outcomes had the effect of significantly reducing projected future revenues and net cash flows relative to historic levels, we concluded that the fair value of the reporting units exceeded their carrying amount, thereby indicating that goodwill was not impaired. We view the uncertainty associated with these two outcomes to be the key assumptions that could have a negative effect on our future cash flow projections. To the extent that we are unable to secure RAL coverage going forward and our Walmart contract is not renewed for additional periods beyond the May 2011 expiration, we expect that we could be required to record a goodwill impairment charge.

We considered historical experience and all available information at the time the fair value of our reporting units was estimated. However, fair values that could be realized in an actual transaction may differ from those used by us to evaluate the impairment of our goodwill. The fair value of the reporting units was determined using unobservable inputs (i.e., Level 3 inputs) as defined by the accounting guidance for fair value measurements. In performing our goodwill impairment test, we critically assessed the assumptions used in our analysis to stress test the impact of changes to major assumptions as well as the estimate of future cash flows using different probability assessments of the downside scenarios. In particular, sensitivity tests were conducted using higher discount rates to account for any uncertainty associated with our projections and to reasonably reconcile to our market capitalization. After completing this assessment, we concluded that the assumptions used in our impairment analysis were reasonable and that no impairment was warranted. As an overall test of reasonableness of the estimated fair values of the reporting units, we compared the fair value of our reporting units with the overall market capitalization based our stock price as of October 31, 2010. This reconciliation confirmed that the fair values were reasonably representative of the market views.

These underlying assumptions and estimates are made as of a point in time. Subsequent changes in management’s estimates of future cash flows could result in a future impairment charge to goodwill. We continue to remain alert for any indicators that the fair value of a reporting unit could be below book value and will assess goodwill for impairment if such indicator exists or occurs.

Other Indefinite-Lived Intangible Assets

Other indefinite-lived intangibles, which consist of our trademark and reacquired rights under franchise agreements from acquisitions, are recorded at their fair value as determined through purchase accounting. We review these intangibles for impairment annually in our fourth fiscal quarter. Additionally, we review the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of our trademark and reacquired franchise rights is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference. We also evaluated our other indefinite-lived intangible assets for impairment in conjunction with our goodwill testing as of October 31, 2011 and concluded that the fair value of our trademark and reacquired franchise rights exceeded their carrying value by a sufficient margin at 30%, thereby indicating no impairment.

Recognition of the Jackson Hewitt trademark by existing and potential customers in the tax preparation market is a valuable asset that offers profitability, versatility, and identification with positive attributes that drives business in each of our reporting units. In addition, reacquired franchise rights arose from the exclusive right to operate tax return preparation businesses under the Jackson Hewitt brand that we had granted to former franchisees. The trademark and reacquired franchise rights, acquired prior to our adoption of ASC Topic 805, have been determined to be indefinite-lived intangibles. Based on the indefinite life and income generating characteristics of the trademark and reacquired franchise rights, a relief from royalty (“RFR”) method, which is an income based approach, was used by us to estimate fair value for impairment testing purposes. The RFR method estimates the portion of a company’s earnings attributable to an intellectual property (“IP”) asset based on the royalty rate the company would have paid for the use of the asset if it did not own it. The value of the IP asset is equal to the value of the royalty payments from which the company is relieved by virtue of its ownership of the asset. The RFR method projects the present value of the after-tax cost savings to the company to value the IP asset. Our relief from royalty method calculation was driven by the following key assumptions: cash flow projections, a market royalty rate, and a discount rate and terminal growth rate:

•

An estimated royalty rate for use of the Jackson Hewitt trade name was applied against the same revenue projection derived from the probability weighted scenario used by us in the goodwill impairment testing noted above. The determination of a market royalty rate was based on a review of third-party license agreements and the expected profitability of the reporting units.

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

We will continue to monitor changes in our business, as well as overall market conditions and economic factors that could require additional impairment tests. A significant downward revision in the present value of estimated future cash flows for our trademark and reacquired franchise rights could result in impairment. Such a non-cash charge would be limited to the difference between the carrying amount of the intangible asset and its fair value and would be recognized as a component of operating income in the reporting period identified.

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

We have financial market risk exposure related primarily to changes in interest rates. As discussed above, we attempt to reduce this risk through the utilization of derivative financial instruments. A hypothetical 1% change in the interest rate on our floating-rate borrowings outstanding as of January 31, 2011, excluding our $100.0 million of hedged borrowings whereby we fixed the interest rate, as noted above, would result in an annual increase or decrease in income before income taxes of $2.6 million. The estimated increase or decrease is based upon the level of variable rate debt as of January 31, 2011 and assumes no changes in the volume or composition of debt.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b) Changes in Internal Control over Financial Reporting.

During the third quarter of fiscal 2011, there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

With respect to the material weakness identified in our 2010 Annual Report on Form 10-K/A as it related to the preparation of the Consolidated Statement of Cash Flows, we have made substantial progress towards effectively remediating this matter through the quarterly period ended January 31, 2011. In order to mitigate a recurrence of a material weakness as it relates to the preparation of the Consolidated Statement of Cash Flows, we have (i) supplemented our roll forward analysis with the addition of more detailed transaction activity on certain key general ledger accounts, where appropriate, with a particular attention to new and unique business transactions, and (ii) redesigned the review process to include a more thorough analysis of the supporting workpapers. In February 2011, we also hired an additional staffing resource in the functional area responsible for this work activity. Management believes that the efforts described above, when complemented with the full integration of the new staffing resource, will be effective in remediation of the material weakness.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

See “Part 1 – Item 1 –Note 18—Commitments and Contingencies,” to our Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A.	Risk Factors.

During the nine months ended January 31, 2011, there were material changes to the following risk factors previously disclosed in Item 1A to Part 1 of our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2010.

Our credit facility contains restrictive covenants and requires mandatory repayments, which limits our business flexibility and will require us to restructure our balance sheet.

The agreement governing our credit facility (the “Credit Agreement”) obligates us to make certain mandatory repayments and to restructure our balance sheet by certain dates. The Credit Agreement provides that, among other things, from April 4, 2011 through July 15, 2011, the Lenders are permitted to require us to repay term loans up to an aggregate amount of $25 million, which is incremental to the mandatory payment of $30 million due on April 30, 2011, at the direction of lenders representing two-thirds of the aggregate loans outstanding thereunder. In addition, we are required to prepay 50% of Excess Cash Flow (as defined in the Credit Agreement), if any, for fiscal year 2011. Pursuant to the Credit Agreement we and the lenders agreed to use good faith efforts to agree upon a mutually satisfactory restructuring of our balance sheet and go-forward funding needs, which may include a “pre-packaged bankruptcy,” and to execute definitive documentation relating thereto, on or prior to April 29, 2011. No assurance can be given with respect to the value, if any, that would be available for our stockholders in any such restructuring. Failure to execute such definitive documentation by April 29, 2011 would permit the lenders to trigger an event of default under the Credit Agreement.

The Credit Agreement also imposes operating and financial restrictions on us, including restrictive covenants that require us to achieve minimum adjusted EBITDA levels and satisfy certain financial condition tests. In addition, the Credit Agreement contains various customary restrictive covenants that limit our ability to, among other things, (i) incur additional indebtedness or guarantees, (ii) create liens or other encumbrances on our property, (iii) enter into a merger or similar transaction, (iv) sell or transfer property except in the ordinary course of business and (v) make acquisitions. The Credit Agreement also prohibits us from paying dividends and repurchasing shares of our common stock. These covenants may prevent us from incurring additional indebtedness to expand our operations and execute our business strategy, including making acquisitions. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions or our ability to make financial products available to our customers. A breach of any of these covenants could result in a default under the Credit Agreement. The Credit Agreement also includes additional events of default, including (i) adverse regulatory pronouncements with respect to RALs, (ii) our inability to secure RAL coverage for our entire network, (iii) failure to deliver a business plan acceptable to our lenders and (iv) termination of our agreement with Walmart.

If a default were declared due to a covenant breach or failure to make mandatory prepayments or to agree on a balance sheet restructuring, and the Credit Agreement were terminated pursuant to such breach or failure, there can be no assurance that any debt or equity financing alternatives would be available to us when needed or, if available at all, on terms that are acceptable to us. As such, there can be no assurance that we will have sufficient funding to meet our obligations on an ongoing basis. In this event, we will be required to consider restructuring alternatives including, but not limited to, seeking protection from creditors under bankruptcy laws. In addition, given the lenders’ ability to accelerate borrowings outstanding under the Credit Agreement in the event of default, uncertainty arises as to whether we will be able to continue as a going concern and, therefore, we may be unable to realize our assets and settle our liabilities and commitments in the normal course of business.

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

Due to the specialized nature of RALs and other financial products, historically, relatively few financial institutions have offered them. In the 2010 tax season, there were approximately five financial institutions that provided RALs in the marketplace. Certain of these institutions have announced that they have decided not to make these financial products available for the 2011 tax season, or that they have been prevented from offering these products by their regulators. Although we do not know all of the considerations that led these RAL lenders to exit the marketplace, we believe that the concerns about RALs expressed by legislators, regulators and consumer groups as described above were a significant contributing factor. The continued and increased regulatory oversight of the financial institutions that provide RALs during the 2011 tax season has resulted in additional providers of RALs announcing that they will exit the market after this tax season and could otherwise limit new entrants into the market, making it increasingly more difficult for us to find suitable partners to provide RALs for our entire system on terms acceptable to us or it may otherwise impact the economics we receive from financial institutions, which could cause our revenues or profitability to decline.

On February 10, 2011 Republic, our RAL program provider, announced that it had received a Notice of Charges (the “Notice”) from the Federal Deposit Insurance Corporation (“FDIC”) regarding its RAL program. The FDIC’s Notice contends that Republic’s practice of originating RALs without the benefit of the DI from the IRS is unsafe and unsound. The FDIC’s Notice does not address Republic’s Electronic Refund Check product, which is also known as an AR in Jackson Hewitt Tax Service offices. Republic also disclosed the administrative process involved with contesting the Notice by the FDIC and that they intended to defend their right to offer the RAL product. Based upon Republic’s disclosures, the Company does not believe the Notice will have an impact on its RAL program for the 2011 tax season. However, there can be no assurances as to the availability of RALs in the future.

On August 5, 2010, the Internal Revenue Service (“IRS”) announced that, starting with the upcoming 2011 tax filing season, it will no longer provide tax preparers or RAL providers with the debt indicator (“DI”), which is used by financial institutions to determine whether to extend credit to a taxpayer in connection with the facilitation of a RAL. In eliminating the DI, the IRS will no longer disclose to financial institutions or tax preparers if a taxpayer owes the federal government any money that will be deducted from the taxpayers expected income tax refund. This action will cause the financial institutions that provide RALs to (i) lower loan amounts available for RAL funding; (ii) tighten their credit underwriting criteria resulting in lower approval rates, and (iii) increase their financial product pricing, which will unfavorably impact the availability or funding of RAL product to us for the upcoming tax season. We have assessed the unfavorable impact that this action is likely to have on the RAL product offer including the effect on our operations, financial position and cash flows. As a result, we have adjusted our expectations to operate in a product environment without the DI, which is likely to result in lower financial product fee revenue in the 2011 tax season and going forward.

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

Many states have statutes regulating, through licensing and other requirements, the activities of brokering loans and providing credit repair services to consumers as well as payday loan laws and local usury laws. Certain state regulators are interpreting these laws in a manner that could adversely affect the manner, in which RALs and other financial products are facilitated, or permitted, or result in fines or penalties to us or our franchisees. Some states are introducing and enacting legislation that would seek to directly apply such laws to RAL facilitators. Additional states may interpret these laws in a manner that is adverse to how we currently conduct our business or how we have conducted our business in the past and we may be required to change business practices or otherwise comply with these statutes or it could result in fines or penalties or other payments related to past conduct. In addition, states from time to time enact statutes regulating RAL facilitators. These statutes, in certain instances also seek to regulate our Assisted Refund product. Depending on the nature of the statute, these laws could require adverse changes to how we currently conduct our business and we may be required to change business practices or otherwise comply with these statutes which could have a material adverse effect on our business, financial condition and results of operations.

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

In 1999 and 2000, we offered our franchisees the opportunity to renew their franchise relationship with us before their franchise agreement expired. In these early renewal programs, 93% of our franchisees entered into a new franchise agreement for a new 10-year term, and, as a result, approximately a quarter of our existing franchise agreements come up for renewal by the end of calendar year 2010. We are in the process of offering all franchisees in our system the opportunity to execute a new form of franchise agreement. Our inability to renew a significant portion of franchise agreements currently up for renewal could have a material adverse effect on our business, financial condition and results of operations.

We are required by federal law and the laws of various states to furnish a franchise disclosure documents to prospective franchisees considering the purchase of a franchise. In addition, in certain states we are required to be registered in order to sell franchises. As part of the registration process, the state agencies responsible for issuing registrations undertake a thorough review of our franchise disclosure document. Based on the required disclosures regarding our financial condition, certain of these agencies have imposed certain conditions and additional requirements on our ability to sell franchises, which could make it more difficult, costly or complicated to renew franchise agreements or sell new franchises to existing franchisees and attract franchisees to our franchise system.

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

We currently have a contractual arrangement with Republic to provide RALs and ARs to approximately 90% of our system through the 2015 tax season, however this agreement provide Republic with certain termination rights. Currently pending regulatory action against Republic or other potential regulatory changes as to how financial products are permitted to be provided, including fees charged as well as the level of demand for these products by our customers could result in changes to or the elimination of these products which may result in changes to our contractual arrangement on terms which may not be favorable or otherwise result in the termination of the agreement, either of which could have a material adverse effect on our business, financial condition and results of operations.

Our common stock could be delisted from the NYSE.

The listing of our common stock on the New York Stock Exchange, or NYSE, is subject to compliance with NYSE’s continued listing standards, including that the average global market capitalization of our common stock over a consecutive 30-day trading period cannot be less than $50,000,000 and, at the same time, total stockholders’ equity cannot be less than $50,000,000.

On June 21, 2010, we were notified by the New York Stock Exchange (the “NYSE”) that we had fallen below these continued listing standards. We submitted a plan to the NYSE on August 4, 2010, within the required 45-day time period, in order to demonstrate our ability to regain compliance within 18 months. The NYSE notified us of its acceptance of the plan on September 20, 2010, and we, as required, formally acknowledged the NYSE’s plan acceptance. We are subject to ongoing monitoring for compliance with this plan. During the 18-month cure period, our shares will continue to be listed and traded on the NYSE, subject to our compliance with other NYSE continued listing standards. The NYSE may commence suspension and delisting procedures if we are unable to achieve compliance with the equity market capitalization listing standard.

The NYSE has further advised the Company that it is subject to the continued listing standard of maintaining an average market capitalization of not less than $15 million over a 30 trading-day period, which is a minimum threshold standard that does not allow for any plan/cure period.

On August 31, 2010, we were notified by the NYSE that we failed compliance with a separate listing requirement to maintain an average closing price of the Company’s stock above $1.00 per share over a consecutive 30-day trading period. On September 14, 2010, we, as required within 10 business days of receipt of this notification, notified the NYSE of our intent to cure the deficiency. In so doing, we requested an extension of the six-month cure period primarily due to the timing of the reporting of our fiscal quarterly results to the investment community. Subsequently, in a September 20, 2010 letter to us, the NYSE granted an extension of the six-month cure period related to the $1.00 share price listing requirement to May 31, 2011. To regain compliance with this standard, we were required at any time during the extended cure period to achieve (i) a closing stock price of at least $1.00 on the last trading day of any calendar month and (ii) an average closing stock price of at least $1.00 over a consecutive 30 trading-day period ending on the last trading day of that month. On January 3, 2011, the NYSE notified us that we had regained compliance with the $1.00 share price listing requirement by achieving an absolute stock price of greater than $1.00 on December 31, 2010, and an average stock price of greater than $1.00 for the consecutive 30 trading-day period ended December 31, 2010.

The NYSE can also, in its discretion, discontinue listing a company’s common stock pursuant to various other factors, including that the most recent independent public accountant’s opinion on the financial statements contains a qualified opinion or unqualified opinion with a “going concern” emphasis or the company is unable to meet current debt obligations or to adequately finance operations. If the NYSE were to delist our common stock, either as a result of our inability to come into compliance with the global market capitalization and total stockholders’ equity continued listing standards noted above or our failure to satisfy other continued listing requirements, it likely would result in a significant decline in the trading price, trading volume and liquidity of our common stock. We also expect that the suspension and delisting of our common stock would lead to decreases in analyst coverage and market making activity relating to our common stock, as well as reduced information about trading prices and volume. As a result, it could become significantly more difficult for our shareholders to sell their shares of our common stock at prices comparable to those in effect prior to delisting or at all.

As of March 10, 2011, the Company remains out of compliance with the NYSE’s continued listing standard related to the $50 million equity capitalization requirement.

Our floating rate debt financing exposes us to interest rate risk.

We may borrow amounts under our credit facility that bear interest at rates that vary with prevailing market interest rates. Accordingly, a rise in market interest rates will adversely affect our financial results. We expect to draw most heavily on this credit facility from May through February of each year and then repay a significant portion of the borrowings by the end of each tax season. Therefore, a significant rise in interest rates during our off–season will have a disproportionate impact on our profitability.

Credit market volatility may adversely affect our business and financial performance.

The credit markets have been experiencing unprecedented volatility and disruption causing many lenders and institutional investors to cease providing funding to even the most credit worthy borrowers or to other financial institutions. The credit market volatility could limit the ability of our financial partners’ to fund, securitize or sell the financial products that are made available to our customers through our offices. The disruptions in the credit markets may also require us to take efforts to support our financial partners as we have done in the past in agreeing to make payments to MetaBank to offset loan losses significantly in excess of MetaBank’s projected losses related to one of the line of credit products it has previously provided to us. If the credit market volatility prevents our financial partners from providing financial products to our customers, limits the financial products offered or results in us having to incur further financial obligations to support our financial partners, our revenues or profitability could decline. The cost and availability of funds has also adversely impacted our franchisees ability to grow and operate their businesses which could continue to cause our revenues or profitability to decline. In addition, continued disruptions in the credit markets could adversely affect our ability to sell territories to new or existing franchisees, causing our revenues or profitability to decline. Continued disruptions in the credit market could also negatively impact the ability of our lending syndicate to make funds available to us under our credit facility, or prevent us from successfully amending our credit facility on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. The terms of any amendment to our credit facility could result in an increased cost of borrowing, a reduction in the amount of credit available under the facility and further restrictions on the operation of our business, included making dividend payments, each of which could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds:

There were no unregistered sales of equity securities during the three months ended January 31, 2011.

Issuer Purchases of Equity Securities:

There were no issuer purchases of equity securities during the three months ended January 31, 2011.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended January 31, 2011.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

There is no information to be disclosed.

Item 6.	Exhibits.

Exhibits: We have filed the following exhibits in connection with this report:

10.1*	Sixth Amendment to Program Agreement, dated December 14, 2010, between Jackson Hewitt Inc. and Republic Bank & Trust Company.

10.2	Amended and Restated Executive Employment Agreement, dated January 5, 2011, by and between Jackson Hewitt Tax Service Inc. and Philip H Sanford.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential Treatment has been requested for redacted portions of this agreement. A copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2011.

JACKSON HEWITT TAX SERVICE INC.

By:	/S/ PHILIP H. SANFORD
Philip H. Sanford
President and Chief Executive Officer
(Principal Executive Officer)

/S/ DANIEL P. O’BRIEN
Daniel P. O’Brien
Executive Vice President and Chief Financial Officer

/S/ CORRADO DEPINTO
Corrado DePinto
Vice President and Chief Accounting Officer